Form 10-Q
period 2012-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2012-08-14
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:   June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No.  ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2012
$2.00 par value	10,871,454

Class B Common Stock	Outstanding at July 31, 2012
$0.10 par value	2,074,099

PART I – FINANCIAL STATEMENTS

Item 1.	Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS	(In thousands, except share data)
Cash and due from banks	$8,535	$10,128
Interest bearing deposits	23,883	14,378
Total cash and cash equivalents	32,418	24,506
Investment securities available-for-sale ("AFS”)	357,090	329,006
Other investment, at cost	1,538	1,538
Federal Home Loan Bank ("FHLB") stock	7,648	8,474
Loans and leases held for sale ("LHFS")	3,574	12,569
Loans and leases ("LHFI")	372,345	414,243
Less allowance for loan and lease losses	17,495	16,380
Net loans and leases	354,850	397,863
Bank owned life insurance	14,307	14,032
Accrued interest receivable	11,871	15,463
Other real estate owned ("OREO"), net	23,727	21,016
Premises and equipment, net	5,347	5,394
Other assets	18,256	18,587
Total assets	$830,626	$848,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$53,004	$54,534
Interest bearing	529,288	521,382
Total deposits	582,292	575,916
Short-term borrowings	15,000	54,218
Long-term borrowings	108,558	93,782
Subordinated debentures	25,774	25,774
Accrued interest payable	5,099	3,450
Other liabilities	21,343	19,363
Total liabilities	758,066	772,503
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at June 30, 2012 and December 31, 2011	29,132	28,878
Class A common stock, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,369,942 and 11,361,580 at June 30, 2012 and December 31, 2011, respectively	22,740	22,723
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,074,099 and 2,081,371 at June 30, 2012 and December 31, 2011, respectively	207	208
Additional paid in capital	126,273	126,245
Accumulated deficit	(103,892)	(100,803)
Accumulated other comprehensive income	1,140	800
Treasury stock - at cost, shares of Class A, 498,488 at June 30, 2012 and December 31, 2011	(6,971)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	68,629	71,080
Noncontrolling interest	3,931	4,865
Total equity	72,560	75,945
Total liabilities and shareholders’ equity	$830,626	$848,448

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest income
Loans and leases, including fees	$6,651	$7,347	$13,468	$15,441
Investment securities available-for-sale	1,763	2,623	3,743	5,082
Deposits in banks	9	28	18	49
Federal funds sold	-	2	-	2
Total Interest Income	8,423	10,000	17,229	20,574
Interest expense
Deposits	1,573	2,549	3,201	5,274
Short-term borrowings	15	40	308	84
Long-term borrowings	929	1,251	1,821	2,501
Total Interest Expense	2,517	3,840	5,330	7,859
Net Interest Income	5,906	6,160	11,899	12,715
Provision for loan and lease losses	1,515	3,056	1,599	5,140
Net Interest Income after Provision for Loan and Lease Losses	4,391	3,104	10,300	7,575

Other income
Service charges and fees	277	252	578	509
Income from bank owned life insurance	137	91	275	186
Income related to real estate owned via equity investments	19	495	38	545
Gains on sales of loans and leases	1,964	6	2,005	18
Income from real estate joint ventures	-	-	-	250
Net gains on sales of other real estate owned	255	900	117	1,294
Net gains on the sale of AFS investment securities	20	1,093	159	1,101
Other income	132	331	293	629
Total other-than-temporary impairment losses on investment securities	(859)	(502)	(859)	(502)
Portion of loss recognized in other comprehensive loss	-	121	-	121
Net impairment losses recognized in earnings	(859)	(381)	(859)	(381)
Total Other Income	1,945	2,787	2,606	4,151
Other expenses
Employee salaries and benefits	3,167	2,707	6,022	5,361
Professional and legal fees	1,306	1,276	2,310	2,347
OREO impairment	996	2,747	1,049	3,140
OREO and loan collection expenses	670	535	1,418	1,177
Occupancy and equipment	571	572	1,120	1,177
Pennsylvania shares tax	322	312	637	624
FDIC and state assessments	285	561	491	1,086
Directors' fees	107	92	209	168
Loss contingency accrual	400	-	2,000	-
Expenses related to real estate owned via equity investments	-	53	-	101
Impairment on loans held for sale	-	304	-	304
Other operating expenses	768	626	1,403	1,269
Total Other Expenses	8,592	9,785	16,659	16,754
Loss Before Tax Benefit	(2,256)	(3,894)	(3,753)	(5,028)
Income tax benefit	-	-	-	-
Net Loss	$(2,256)	$(3,894)	$(3,753)	$(5,028)
Less net (loss) income attributable to noncontrolling interest	$(306)	$331	$(934)	$708
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(1,950)	$(4,225)	$(2,819)	$(5,736)
Less Preferred stock Series A accumulated dividend and accretion	$508	$499	$1,014	$997
Net loss available to common shareholders	$(2,458)	$(4,724)	$(3,833)	$(6,733)
Per common share data
Net loss – basic and diluted	$(0.19)	$(0.36)	$(0.29)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
 Statements of Consolidated Comprehensive Loss - (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(2,256)	$(3,894)	$(3,753)	$(5,028)
Other comprehensive income, net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding (losses) gains arising during period	(593)	1,008	(229)	505
Non-credit loss portion of other-than-temporary impairments	-	(79)	-	(79)
Less adjustment for impaired investments	(558)	(248)	(558)	(248)
Less reclassification adjustment for gains realized in net loss	13	711	103	716
Unrealized (losses) gains on investment securities	(48)	466	226	(42)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(63)	(39)	(114)	(75)
Other comprehensive income	15	505	340	33
Comprehensive loss	$(2,241)	$(3,389)	$(3,413)	$(4,995)
Less net (loss) income attributable to noncontrolling interest	(306)	331	(934)	708
Comprehensive loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(1,935)	$(3,720)	$(2,479)	$(5,703)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Six months ended June 30, 2012
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2012	$28,878	11,362	$22,723	2,081	$208	$126,245	$(100,803)	$800	$(6,971)	$4,865	$75,945
Comprehensive loss
Net loss							(2,819)			(934)	(3,753)
Other comprehensive income, net of reclassifications and taxes								340			340
Common stock conversion from Class B to Class A		8	17	(7)	(1)		(16)				-
Accretion of discount on preferred stock	254						(254)				-
Stock option expense						28					28
Balance June 30, 2012	$29,132	11,370	$22,740	2,074	$207	$126,273	$(103,892)	$1,140	$(6,971)	$3,931	$72,560

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Six months ended June 30,

(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(2,819)	$(5,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	204	238
Stock compensation expense	28	46
Provision for loan and lease losses	1,599	5,140
Impairment charge for other real estate owned	1,049	3,140
Net amortization of investment securities	2,910	1,354
Net accretion on loans	(132)	(151)
Net gains on sales of other real estate	(117)	(1,294)
Proceeds from sales of loans and leases	11,000	168
Gains on sales of loans and leases	(2,005)	(18)
Net gains on sales of investment securities	(159)	(1,101)
Distribution from investments in real estate	(38)	(100)
Gain from sale of premises of real estate owned via equity investment	-	(445)
Income from real estate joint ventures	-	(250)
Income from bank owned life insurance	(275)	(186)
Impairment of loans held for sale	-	304
Impairment of available-for-sale investment securities	859	381
Changes in assets and liabilities:
Decrease in accrued interest receivable	3,592	587
Decrease in other assets	331	8,337
Increase in accrued interest payable	1,649	1,505
Increase in other liabilities	1,980	1,599
Net cash provided by operating activities	19,656	13,518
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale ("AFS") investment securities	69,917	29,571
Proceeds from sales of AFS investment securities	11,902	70,477
Purchase of AFS investment securities	(113,125)	(102,369)
Redemption of Federal Home Loan Bank stock	826	1,015
Net decrease in loans	31,468	52,875
Purchase of premises and equipment	(157)	(75)
Net proceeds from sale of premises of real estate owned via equity investments	-	6,090
Distribution from investments in real estate	38	100
Net decrease in real estate owned via equity investments	-	(5,645)
Proceeds from sales of foreclosed real estate	5,453	5,914
Net cash provided by investing activities	6,322	57,953
Cash flows from financing activities:
(Decrease) increase in demand and NOW accounts	(2,856)	3,245
Increase (decrease) in money market and savings accounts	10,953	(2,230)
Decrease in certificates of deposit	(1,721)	(65,967)
Repayments of short-term borrowings	(39,218)	-
Repayments of long-term borrowings	(224)	(3,446)
Proceeds from long-term borrowings	15,000	-
Net cash used in financing activities	(18,066)	(68,398)
Net increase in cash and cash equivalents	7,912	3,073
Cash and cash equivalents at the beginning of the period	24,506	51,733
Cash and cash equivalents at the end of the period	$32,418	$54,806
Supplemental Disclosure
Interest paid	$3,681	$6,354
Transfers to other real estate owned	$9,096	$4,499

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Federal Reserve Agreement

On March 17, 2010, the Company agreed to enter into the Federal Reserve Agreement with the Reserve Bank. The material terms of the Federal Reserve Agreement provide that: (i) the Company’s Board of Directors  (“Board”) will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks; (ii) the Company’s Board will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s Board will, within 45 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.

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

Continued Losses

Over the past four calendar years, the Company has recorded significant losses totaling $104.0 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance.  For the first six months of 2012, the net loss amounted to $2.8 million, which represented an improvement of $2.9 million, or 50.9%, from the loss recorded for the comparable period in 2011. The year-over-year decrease in losses was mainly related to a $3.5 million reduction in the provision for loan losses partially offset by a $2.0 million legal contingency accrual for a potential settlement with the U.S. Department of Justice related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $1.2 million.  In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  The Company’s deferred tax valuation allowance amounted to $36.4 million at June 30, 2012.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.

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

The Company had non-performing loans of $32.1 million and $62.7 million at June 30, 2012 and 2011, respectively.  The Company recorded $628,000 and  $781,000 in charge-offs and write-downs for the three and six months ended June 30, 2012, respectively compared to $6.9 million and $7.1 million  in charge-offs and write-downs for the comparable periods of 2011, respectively.  OREO balances were $23.7 million at June 30, 2012 and $25.4 million at June 30, 2011.

Management is reporting information as of June 30, 2009 as a benchmark for the following comparisons since the Orders reflected the balance sheet conditions and Statement of Operations as of that date.  Royal Bank was successful in reducing net classified loans, which includes LHFS and OREO from $149.6 million at June 30, 2009 to $60.5 million at June 30, 2012. Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $4.1 million at June 30, 2012. Material advances on any classified or delinquent loan are to be approved by the Board and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. The Company recorded other-than-temporary-impairment (“OTTI”) losses of $859,000 and $381,000 during the second quarter of 2012 and 2011, respectively.

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

Commercial real estate and construction and land development loans held for investment were $212.9 million at June 30, 2012 comprising 57% of total loans compared to $236.7 million or 57% of total loans at December 31, 2011.  Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale from $289.1 million at June 30, 2009 to $157.8 million at June 30, 2012, which amounted to 171.1% of total capital and 184.2% of Tier 1 capital. At June 30, 2012, total construction/land loans (“CL loans”) amounted to $47.0 million, or 50.9%, of total capital and 54.8% of Tier 1 capital. Based on capital levels calculated under U.S. GAAP, as shown above, Royal Bank does not have a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP (see discussion in “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 190.4%, 206.4%, 56.7% and 61.4%. Under RAP, Royal Bank does not have a concentration of commercial real estate loans as defined in the Guidance.  Included in the figures above are LHFS as of June 30, 2012.

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels.  As discussed in “Note 8 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements, Royal Bank has an over collateralized delivery requirement of 105% with the FHLB as a result of the level of non-performing assets and the losses that have been experienced over the past four years.   The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of June 30, 2012, Royal Bank had $30.1 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at June 30, 2012, Royal Bank had $183.6 million in unpledged agency securities that were available to be pledged as collateral if needed and $32.4 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was $5.6 million at June 30, 2012, and was based on collateral pledged.

At June 30, 2012, the liquidity to deposits ratio was 45.9% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 35.5% compared to Royal Bank’s 10% policy target. Brokered CDs declined from $226.9 million at June 30, 2009 to $0 million at June 30, 2012. Borrowings declined $160.3 million from $283.9 million at June 30, 2009 to $123.6 million at June 30, 2012.

The Company also has unfunded pension plan obligations of $15.0 million as of June 30, 2012 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of June 30, 2012, the Series A Preferred stock dividend in arrears was $4.9 million and has not been recognized in the consolidated financial statements.  As of June 30, 2012 the trust preferred interest payment in arrears was $2.1 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the capital position of Royal Bank. As a result of the Company missing the sixth quarterly dividend payment due on November 16, 2010, the Treasury exercised its rights under the Capital Purchase Program and appointed two directors to our Board in 2011 until all accrued but unpaid dividends have been paid in full by the Company.

At June 30, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2012 and the previous seven quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At June 30, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 16.52% and 9.37%, respectively.

Department of Justice Investigation (“DOJ”)

Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   As previously discussed in the Company’s form 10-K for the year ended December 31, 2011, on March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believes that the outcome of the investigation will result in fines and penalties being assessed against both CSC and RTL.  Although no proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing, the Company has accrued $2.0 million, $1.6 million and $400,000 during the first and second quarters of 2012, as a reasonable estimate for a loss contingency relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $1.2 million.  An additional loss resulting from the DOJ investigation is reasonably possible, but cannot be reasonably estimated at this time.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied by the DOJ against CSC or RTL.

Additionally a number of lawsuits have been filed in the Superior Court of New Jersey against the former President of CSC and RTL, CSC, RTL, Royal Bancshares of Pennsylvania and certain other parties on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations. These lawsuits allege violations of the New Jersey Antitrust Act and unjust enrichment, and seek treble damages, attorney fees and injunctive relief.  CSC, RTL and Royal Bancshares removed these cases to the U.S. District Court for the District of New Jersey. Motions to consolidate the actions have been filed and are pending before the Court. As of the date of this filing Royal Bancshares and Royal Bank cannot reasonably estimate the possible loss or range of loss that may result from these actions or proceedings.

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

The Company implemented a strategy to mitigate the negative impact to the capital ratios associated with losses in earnings through the reduction of the balance sheet (deleveraging), which was accomplished primarily through the redemption of brokered deposits and FHLB borrowings by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued losses of income by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels. The board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the previous Orders and current MOU and have therefore developed a contingency plan to maintain capital ratios at required levels. The deleveraging of the balance sheet has resulted in a decline in the assets from $1.3 billion at June 30, 2009 to $830.6 million at June 30, 2012, resulting in a reduction of approximately $490 million which was primarily associated with loans and investments.

The Company’s strategic plan includes compliance with the MOU and the Federal Reserve Agreement discussed above, reducing the level of classified loans within the loan portfolio and improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio and returning to profitability. In concert with these efforts, the Company has started to transition towards a community bank focus within its geographic footprint and adjacent markets.  The strategic plan also provides a framework for maintaining required capital ratios while also continuing the reduction of the risk profile of the Company and Royal Bank. During the past two years the Company has made significant progress in reducing losses in earnings, improving capital ratios, improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining strong liquidity. Royal Bank recently hired a new Chief Lending Officer who has significant experience in commercial and consumer lending with a larger bank within the Philadelphia market. In addition, due to the pending retirement of the current Chief Executive Officer (“CEO”) on or before December 31, 2012 and the retirement of the President during the second quarter of 2012, the Company’s Board is conducting an executive search for a candidate for the combined role of President and CEO.

Note 3.	Investment Securities

The carrying value and fair value of investment securities AFS at June 30, 2012 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$36,369	$514	$(18)	$-	$36,865
U.S. government agencies	34,979	207	-	-	35,186
Common stocks	33	12	-	-	45
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	248,369	4,158	(368)	-	252,159
Non-agency	1,067	-	(69)	-	998
Corporate bonds	7,299	35	(320)	-	7,014
Municipal bonds	3,627	-	(34)	-	3,593
Trust preferred securities	13,652	1,660	-	-	15,312
Other securities	5,737	537	(356)	-	5,918
Total available for sale	$351,132	$7,123	$(1,165)	$-	$357,090

The carrying value and fair value of investment securities AFS at December 31, 2011 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$16,763	$309	$(67)	$-	$17,005
U.S. government agencies	35,966	122	(4)	-	36,084
Common stocks	130	118	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	3,315	(543)	-	234,034
Non-agency	4,739	94	(1)	-	4,832
Corporate bonds	13,342	104	(471)	-	12,975
Municipal bonds	985	-	(20)		965
Trust preferred securities	13,665	2,280	-	-	15,945
Other securities	6,586	347	(15)	-	6,918
Total available for sale	$323,438	$6,689	$(1,121)	$-	$329,006

The amortized cost and fair value of investment securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2012
(In thousands)	Amortized cost	Fair value
Within 1 year	$4,374	$4,461
After 1 but within 5 years	6,199	6,259
After 5 but within 10 years	4,604	4,345
After 10 years	44,380	46,040
Mortgage-backed securities-residential	36,369	36,865
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	248,369	252,159
Non-agency	1,067	998
Total available for sale debt securities	345,362	351,127
No contractual maturity	5,770	5,963
Total available for sale securities	$351,132	$357,090

Proceeds from the sales of investments AFS during the three months ended June 30, 2012 and 2011 were $75,000 and $26.9 million, respectively.  Proceeds from the sales of investments AFS for the six months ended June 30, 2012 and 2011 were $11.9 million and $70.5 million, respectively.  The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2012	2011	2012	2011
Gross realized gains	$29	$1,140	$340	$1,727
Gross realized losses	(9)	(47)	(181)	(626)
Net realized gains	$20	$1,093	$159	$1,101

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

The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2012	2011	2012	2011
Trust preferred securities	$-	$334	$-	$334
Common stocks	-	47	-	47
Other securities	859	-	859	-
Total OTTI charges	$859	$381	$859	$381

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2012 and 2011 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2012	2011
Balance at January 1,	$173	$924
Additional credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	-	334
Balance at June 30,	$173	$1,258

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

June 30, 2012	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities-residential	$8,157	$(18)	$-	$-	$8,157	$(18)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	53,561	(340)	3,426	(28)	56,987	(368)
Non-agency	998	(69)	-	-	998	(69)
Corporate bonds	2,935	(64)	2,742	(256)	5,677	(320)
Municipal bonds	2,887	(34)	-	-	2,887	(34)
Other securities	1,546	(286)	334	(70)	1,880	(356)
Total available-for-sale	$70,084	$(811)	$6,502	$(354)	$76,586	$(1,165)

December 31, 2011	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities-residential	$9,588	$(67)	$-	$-	$9,588	$(67)
U.S. government agencies	2,999	(1)	3,996	(3)	6,995	(4)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	35,511	(374)	10,149	(169)	45,660	(543)
Non-agency	-	-	669	(1)	669	(1)
Corporate bonds	3,804	(197)	3,751	(274)	7,555	(471)
Municipal bonds	965	(20)	-	-	965	(20)
Other securities	502	(15)	-	-	502	(15)
Total available-for-sale	$53,369	$(674)	$18,565	$(447)	$71,934	(1,121)

The AFS portfolio had gross unrealized losses of $1.2 million and $1.1 million at June 30, 2012 and December 31, 2011, respectively.  For the three and six months ended June 30, 2012, the Company recorded $859,000 in OTTI on a private equity real estate fund due to recently received fund financials. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of June 30, 2012, the Company had two common stocks of financial institutions with a total fair value of $45,000 and an unrealized gain of $12,000.  During the first quarter of 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of June 30, 2012, the Company had two mortgage-backed securities with a fair value of $8.2 million and gross unrealized losses of $18,000, or 0.2% of their aggregate cost. The two mortgage-backed securities had been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2012.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of June 30, 2012, the Company had 16 Agency CMOs with a fair value of $57.0 million and gross unrealized losses of $368,000, or 0.6% of their aggregate cost. Fifteen of the Agency CMOs have been in an unrealized loss position for less than twelve months. The one Agency CMO that has been in an unrealized loss position for more than twelve months has a fair market value of $3.4 million and an unrealized loss of $28,000 at June 30, 2012.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2012.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of June 30, 2012, the Company had one non-agency CMO with a fair value of $998,000 and a gross unrealized loss of $69,000, or 6.5% of the aggregate cost.  The non-agency CMO bond has been in an unrealized loss position for three months and was recently rated CCC. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bond by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.  Therefore, the Company does not consider the bond to be other-than-temporarily impaired as of June 30, 2012.

Corporate bonds:  As of June 30, 2012, the Company had six corporate bonds with a fair value of $5.7 million and gross unrealized losses of $320,000, or 5.3% of the aggregate cost.  Three bonds have been in an unrealized loss position for less than twelve months and three bonds have been in an unrealized loss position for more than twelve months.  All six bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the six bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the six bonds to be other-than-temporarily impaired at June 30, 2012.

Municipal bonds:  As of June 30, 2012, the Company had three municipal bonds with a fair value of $2.9 million and gross unrealized losses of $34,000, or 0.9% of the aggregate cost.  The municipal bonds have been in an unrealized loss position for less than twelve months and are investment grade. Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bond to be other-than-temporarily impaired at June 30, 2012.

Trust preferred securities:  At June 30, 2012, the Company had five trust preferred securities issued by three individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry with a total fair value of $15.3 million and an unrealized gain of $1.7 million.  The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining four securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.

Other securities:  As of June 30, 2012, the Company had seven investments in real estate funds.  During the second quarter of 2012, the Company recorded a non-credit related OTTI charge of $859,000 in earnings on one of the funds. After reviewing the fund’s most recent financials  management concluded that the fund was other-than-temporarily impaired.  As of June 30, 2012, three other private equity real estate funds had a fair value of $1.9 million and an unrealized loss of $356,000 or 15.9% of the aggregate cost.  Two of the funds have been in an unrealized loss position for less than twelve months and the other fund has been in an unrealized loss position for more than twelve months. OTTI charges were recorded in a prior period on two of these funds.  After reviewing the funds’ financials, asset values, and its near-term projections, management concluded that there was no additional impairment in 2012.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.	Loans and Leases

Major classifications of loans and leases held for investment (“LHFI”) are as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$47,567	$54,136
Construction	5,934	14,066
Land development	40,614	40,054
Residential real estate	26,556	26,637
Commercial real estate	166,315	182,579
Multi-family	13,008	11,622
Tax certificates	34,094	48,809
Leases	37,775	36,014
Other	973	949
Total gross loans	$372,836	$414,866
Deferred fees, net	(491)	(623)
Total loans and leases	$372,345	$414,243

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at June 30, 2012.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At June 30, 2012 and December 31, 2011, the Company had $3.6 million and $12.6 million; respectively, in non-accrual LHFS. These loans were transferred from LHFI at the lower of cost or fair market value using expected net sales proceeds.  During the first six months of 2012, the Company sold five loans and received proceeds of $11.0 million and recorded gains of $2.0 million as a result of these sales.

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

The following tables present risk ratings for each loan portfolio segment at June 30, 2012 and December 31, 2011, excluding LHFS.

June 30, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$394	$16,593	$20,105	$2,638	$6,818	$46,548
Commercial real estate	67,148	69,406	14,965	2,749	12,047	166,315
Commercial & industrial	17,316	11,082	13,526	-	5,643	47,567
Residential real estate	15,256	9,365	610	-	1,325	26,556
Multi-family	7,106	3,206	1,023	-	1,673	13,008
Leases	37,270	314	19	-	172	37,775
Other	894	79	-	-	-	973
Tax certificates	33,201	-	-	-	893	34,094
Subtotal LHFI	178,585	110,045	50,248	5,387	28,571	372,836
Less: Deferred loan fees						(491)
Total LHFI						$372,345

December 31, 2011			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$1,303	$17,493	$19,936	$2,374	$13,014	$54,120
Commercial real estate	87,308	64,878	13,722	-	16,671	182,579
Commercial & industrial	19,073	12,101	18,242	-	4,720	54,136
Residential real estate	15,335	9,092	1,071	-	1,139	26,637
Multi-family	4,962	3,907	1,050	-	1,703	11,622
Leases	35,355	147	27	-	485	36,014
Other	847	102	-	-	-	949
Tax certificates	47,786	-	-	-	1,023	48,809
Subtotal LHFI	211,969	107,720	54,048	2,374	38,755	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The past due status of all classes of loans and leases receivable is determined based on contractual due dates for loan payments. Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.  The following tables present an aging analysis of past due payments for each loan portfolio segment at June 30, 2012 and December 31, 2011, excluding LHFS.

June 30, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$289	$-	$-	$6,818	$39,441	$46,548
Commercial real estate	2,213	-	-	12,047	152,055	166,315
Commercial & industrial	796	-	-	5,643	41,128	47,567
Residential real estate	299	124	-	1,325	24,808	26,556
Multi-family	-	-	-	1,673	11,335	13,008
Leases	314	19	-	172	37,270	37,775
Other	5	-	-	-	968	973
Tax certificates	-	-	-	893	33,201	34,094
Subtotal LHFI	3,916	143	-	28,571	340,206	372,836
Less: Deferred loan fees						(491)
Total LHFI						$372,345

December 31, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$13,014	$41,106	$54,120
Real Estate-non-residential	2,837	100	-	16,671	162,971	182,579
Commercial & industrial	148	-	-	4,720	49,268	54,136
Residential real estate	527	382	-	1,139	24,589	26,637
Multi-family	-	-	-	1,703	9,919	11,622
Leasing	147	28	-	485	35,354	36,014
Consumer	-	-	-	-	949	949
Tax certificates	-	-	-	1,023	47,786	48,809
Subtotal LHFI	3,659	510	-	38,755	371,942	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The following tables detail the composition of the non-accrual loans at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$6,818	$1,243	$13,014	$-
Commercial real estate	12,047	-	16,671	-
Commercial & industrial	5,643	139	4,720	-
Residential real estate	1,325	22	1,139	24
Multi-family	1,673	439	1,703	-
Leases	172	32	485	114
Tax certificates	893	-	1,023	-
Total non-accrual LHFI	$28,571	$1,875	$38,755	$138
Non-accrual loans held for sale
Construction and land development	$-	$-	$8,901	$-
Commercial real estate	3,574	-	3,634	-
Residential real estate	-	-	34	-
Total non-accrual LHFS	$3,574	$-	$12,569	$-
Total non-accrual loans	$32,145	$1,875	$51,324	$138

Total non-accrual loans at June 30, 2012 were $32.1 million and were comprised of $28.5 million in LHFI and $3.6 million in LHFS.  Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.   The $19.2 million decrease was the result of a $15.1 million reduction in existing non-accrual loan balances through payments and sales, $9.1 million in transfers to OREO, and $781,000 in charge-offs partially offset by additions of $5.8 million.  There was one commercial loan for $2.7 million that went non-accrual during the first quarter of 2012.  If interest had been accrued, such income would have been approximately $831,000 and $1.8 million for the three and six months ended June 30, 2012, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.

Total cash collected on impaired loans during the six months ended June 30, 2012 and June 30, 2011 was $17.8 million and $13.8 million respectively, of which $15.6 million and $13.8 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$4,829	$1,068
Impaired loans without a valuation allowance	28,126	45,009
Impaired LHFS	3,574	12,569
Total impaired loans	$36,529	$58,646

Valuation allowance related to impaired loans	$1,875	$138

Troubled Debt Restructurings

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At June 30, 2012, the Company had ten TDRs, of which six are on non-accrual status, with a total carrying value of $12.3 million.  At the time of the modifications, six of the loans were already classified as impaired loans.   At December 31, 2011, the Company had twelve TDRs with a total carrying value of $14.2 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.  During the first quarter of 2012, the Company sold two of the TDRs and received $980,000 in proceeds.  There were no new TDRs for the six months ended June 30, 2012.

The Company did not have any new TDRs during the first two quarters of 2012.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at June 30, 2012.

(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs

Construction and land development	4	$3,894	$647	$4,541
Commercial real estate	2	627	2,595	3,222
Commercial & industrial	1	-	2,666	2,666
Residential real estate	2	-	164	164
Multi-family	1	-	1,673	1,673
Total	10	$4,521	$7,745	$12,266

At June 30, 2012, the Company had one commercial real estate TDR with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the fourth quarter of 2011.  The carrying amount of the TDR in default was $2.6 million at June 30, 2012.

Note 5.	Allowance for Loan and Lease Losses

The following tables present the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment for the three and six months ended June 30, 2012, the year ended December 31, 2011 and the three and six months ended June 30, 2011.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended June 30, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,896	$2,449	$2,354	$615	$1,194	$20	$1,295	$406	$225	$16,454
Charge-offs	-	-	(208)	-	-	-	(162)	(258)	-	(628)
Recoveries	-	87	55	-	1	-	7	4	-	154
Provision	(217)	1,202	5	331	(70)	-	72	180	12	1,515
Ending balance	$7,679	$3,738	$2,206	$946	$1,125	$20	$1,212	$332	$237	$17,495
Ending balance: related to loans individually evaluated for impairment	$-	$1,243	$139	$439	$22	$-	$32	$-	$-	$1,875
Ending balance: related to loans collectively evaluated for impairment	$7,679	$2,495	$2,067	$507	$1,103	$20	$1,180	$332	$237	$15,620
LHFI
Ending balance	$166,315	$46,548	$47,567	$13,008	$26,556	$973	$37,775	$34,094	$-	$372,836
Ending balance: individually evaluated for impairment	$12,674	$10,712	$5,643	$1,673	$1,325	$-	$35	$893	$-	$32,955
Ending balance: collectively evaluated for impairment	$153,641	$35,836	$41,924	$11,335	$25,231	$973	$37,740	$33,201	$-	$339,881

Allowance for Loan and Leases Losses and Loans Held for Investment
For the six months ended June 30, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Charge-offs	-	-	(208)	-	-	-	(295)	(278)	-	(781)
Recoveries	3	191	57	-	2	-	15	29	-	297
Provision	(68)	1,024	26	415	(65)	-	181	156	(70)	1,599
Ending balance	$7,679	$3,738	$2,206	$946	$1,125	$20	$1,212	$332	$237	$17,495
Ending balance: related to loans individually evaluated for impairment	$-	$1,243	$139	$439	$22	$-	$32	$-	$-	$1,875
Ending balance: related to loans collectively evaluated for impairment	$7,679	$2,495	$2,067	$507	$1,103	$20	$1,180	$332	$237	$15,620
LHFI
Ending balance	$166,315	$46,548	$47,567	$13,008	$26,556	$973	$37,775	$34,094	$-	$372,836
Ending balance: individually evaluated for impairment	$12,674	$10,712	$5,643	$1,673	$1,325	$-	$35	$893	$-	$32,955
Ending balance: collectively evaluated for impairment	$153,641	$35,836	$41,924	$11,335	$25,231	$973	$37,740	$33,201	$-	$339,881

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2011

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(5,755)	(2,901)	(328)	(635)	-	(868)	(1,039)	-	(13,211)
Recoveries	357	196	22	-	153	-	6	-	-	734
Provision	(462)	4,106	1,413	207	564	8	503	1,084	305	7,728
Ending balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Ending balance: related to loans individually evaluated for impairment	$-	$-	$-	$-	$24	$-	$114	$-	$-	$138
Ending balance: related to loans collectively evaluated for impairment	$7,744	$2,523	$2,331	$531	$1,164	$20	$1,197	$425	$307	$16,242
LHFI
Ending balance	$182,579	$54,120	$54,136	$11,622	$26,637	$949	$36,014	$48,809	$-	$414,866
Ending balance: individually evaluated for impairment	$17,311	$17,368	$7,267	$1,703	$1,139	$-	$266	$1,023	$-	$46,077
Ending balance: collectively evaluated for impairment	$165,268	$36,752	$46,869	$9,919	$25,498	$949	$35,748	$47,786	$-	$368,789

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended June 30, 2011

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,324	$5,485	$3,584	$648	$1,084	$16	$1,692	$490	$725	$23,048
Charge-offs	(1,685)	(3,649)	(552)	(329)	(507)	-	(133)	(42)	-	(6,897)
Recoveries	240	12	2	-	150	-	3	-	-	407
Provision	311	2,940	(1,136)	130	414	(3)	264	193	(57)	3,056
Ending balance	$8,190	$4,788	$1,898	$449	$1,141	$13	$1,826	$641	$668	$19,614
Ending balance: related to loans individually evaluated for impairment	$-	$1,458	$-	$-	$22	$-	$314	$328	$-	$2,122
Ending balance: related to loans collectively evaluated for impairment	$8,190	$3,330	$1,898	$449	$1,119	$13	$1,512	$313	$668	$17,492
LHFI
Ending balance	$180,103	$66,313	$56,282	$9,880	$27,631	$745	$37,598	$60,009	$-	$438,561
Ending balance: individually evaluated for impairment	$9,676	$16,375	$13,458	$1,776	$1,395	$-	$408	$1,709	$-	$44,797
Ending balance: collectively evaluated for impairment	$170,427	$49,938	$42,824	$8,104	$26,236	$745	$37,190	$58,300	$-	$393,764

Allowance for Loan and Leases Losses and Loans Held for Investment
For the six months ended June 30, 2011

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(3,649)	(552)	(329)	(507)	-	(309)	(43)	-	(7,074)
Recoveries	249	12	3	-	151	-	3	1	-	419
Provision	92	4,449	(1,350)	126	391	1	462	303	666	5,140
Ending balance	$8,190	$4,788	$1,898	$449	$1,141	$13	$1,826	$641	$668	$19,614
Ending balance: related to loans individually evaluated for impairment	$-	$1,458	$-	$-	$22	$-	$314	$328	$-	$2,122
Ending balance: related to loans collectively evaluated for impairment	$8,190	$3,330	$1,898	$449	$1,119	$13	$1,512	$313	$668	$17,492
LHFI
Ending balance	$180,103	$66,313	$56,282	$9,880	$27,631	$745	$37,598	$60,009	$-	$438,561
Ending balance: individually evaluated for impairment	$9,676	$16,375	$13,458	$1,776	$1,395	$-	$408	$1,709	$-	$44,797
Ending balance: collectively evaluated for impairment	$170,427	$49,938	$42,824	$8,104	$26,236	$745	$37,190	$58,300	$-	$393,764

The following tables detail the loans that were evaluated for impairment by loan segment at June 30, 2012 and December 31, 2011.

	For the six months ended June 30, 2012
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$14,646	$8,578	$-	$14,348	$123
Commercial real estate	14,627	12,674	-	13,557	39
Commercial & industrial	12,134	5,382	-	5,997	38
Residential real estate	3,918	600	-	458	21
Multi-family	-	-	-	1,449	-
Tax certificates	4,699	892	-	569	-
Total:	$50,024	$28,126	$-	$36,378	$221
With an allowance recorded:
Construction and land development	$-	$891	$1,243	$305	$-
Commercial & industrial	759	122	139	393	-
Residential real estate	998	704	22	763	7
Multi-family	1,888	1,234	439	239	-
Leasing	35	3	32	114	-
Tax certificates	-	-	-	449	-
Total:	$3,680	$2,954	$1,875	$2,263	$7

	For the year ended December 31, 2011
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$24,183	$17,368	$-	$13,331	$84
Commercial real estate	19,513	17,311	-	7,732	33
Commercial & industrial	14,368	7,267	-	8,257	77
Residential real estate	3,645	337	-	950	-
Multi-family	1,888	1,703	-	1,760	-
Tax certificates	4,658	1,023	-	171	-
Total:	$68,255	$45,009	$-	$32,201	$194
With an allowance recorded:
Construction and land development	$-	$-	$-	$4,514	$-
Commercial real estate	-	-	-	2,642	-
Commercial & industrial	-	-	-	1,394	-
Residential real estate	1,048	778	24	915	1
Multi-family	-	-	-	245	-
Leases	266	152	114	348	-
Tax certificates	-	-	-	1,423	-
Total:	$1,314	$930	$138	$11,481	$1

Note 6.	Other Real Estate Owned

Other real estate owned (“OREO”) increased $2.7 million from $21.0 million at December 31, 2011 to $23.7 million at June 30, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to June 30, 2012.

	2012
(In thousands)	First Quarter	Second Quarter
Beginning balance	$21,016	$24,304
Net proceeds from sales	(4,531)	(922)
Net gain (loss) on sales	(138)	255
Assets acquired on non-accrual loans	8,010	1,086
Impairment charge	(53)	(996)
Ending balance	$24,304	$23,727

During the second quarter of 2012, the Company sold collateral related to four loans.  The Company received net proceeds of $433,000 and recorded a gain of $133,000 as a result of these sales. In addition to the sales mentioned above the Company sold seven properties acquired through the tax lien portfolio.  The Company received proceeds of $489,000 and recorded gains of $122,000 as a result of these sales.  During the second quarter of 2012, the Company recorded impairment charges of $442,000 on two properties based on expected net sales proceeds and $554,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.1 million to OREO.

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

Note 7.	Deposits

The Company’s deposit composition as of June 30, 2012 and December 31, 2011 is presented below:

	June 30,	December 31,
(In thousands)	2012	2011
Demand	$53,004	$54,534
NOW	41,846	43,172
Money Market	192,752	182,830
Savings	17,294	16,263
Time deposits (over $100)	99,441	95,334
Time deposits (under $100)	177,955	177,960
Brokered deposits	-	5,823
Total deposits	$582,292	$575,916

Note 8.	Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

Royal Bank has a $150 million line of credit with the FHLB of which $15.0 million was outstanding as of June 30, 2012.  Total advances from the FHLB, including the $15.0 million above, were $80.0 million at June 30, 2012 compared to $104.2 million at December 31, 2011.  The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  The available borrowing capacity is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and prior net losses.  The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of June 30,		As of December 31,
(Dollars in thousands)	2012		2011
	Amount	Rate	Amount	Rate
Advances maturing in
2012	$15,000	0.25%	$52,000	2.64%
2013	50,000	2.64%	50,000	2.64%
2017	15,000	1.39%	-	-
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	-		2,218	3.46%
Total FHLB borrowings	$80,000		$104,218

As of June 30, 2012, there were no FHLB advances scheduled to mature during the years 2014 through 2016.

2.	Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at June 30, 2012 in the amount of $3.6 million compared to $3.8 million at December 31, 2011.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at June 30, 2012 was 0.40%.

At June 30, 2012 and December 31, 2011, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.    These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.	Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.62% at June 30, 2012, and reset quarterly at 3-month LIBOR plus 2.15%.

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

On August 13, 2009, the Company’s Board determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of June 30, 2012 the trust preferred interest payment in arrears was $2.1 million and has been recorded in interest expense and accrued interest payable.

Note 9.	Commitments and Contingencies

The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$15,831	$13,600
Commitments to extend credit	3,652	7,073
Standby letters of credit and financial guarantees written	1,566	2,594

Litigation

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Royal Bank holds a 60% equity interest in each of CSC and RTL.  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   As previously discussed in the Company’s form 10-K for the year ended December 31, 2011, on March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believes that the outcome of the investigation will result in fines and penalties being assessed against both CSC and RTL.  Although no proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing, the Company has accrued $2.0 million, $1.6 million and $400,000 during the first and second quarters of 2012, respectively, as a reasonable estimate for a loss contingency relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $1.2 million.  An additional loss resulting from the DOJ investigation is reasonably possible, but cannot be reasonably estimated at this time.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied by the DOJ against CSC or RTL.

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, a number of lawsuits have been filed against the former President of CSC and RTL, CSC, RTL, the Company and certain other parties.  On March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey.  The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief.   As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this class action lawsuit.

On March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)(Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)(T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)( Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)(Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey), respectively.  On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the Boyer action with all subsequently filed or transferred related actions, including the ones mentioned above.  The Court will appoint plaintiff lead counsel.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

On or about March 15, 2012, CSC, RTL and the Company were named defendants, among others, in a complaint filed by Marina Bay Towers Urban Renewal II, LP (“MBT”) in the Superior Court of New Jersey, Law Division, Cape May County.  The complaint alleges essentially the same claims as asserted in the Boyer action.  However MBT does not seek to represent a class and only seeks remedies related to itself.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

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

On August 13, 2009, the Company’s Board determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of June 30, 2012, the Series A Preferred stock dividend in arrears was $4.9 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our Board until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s Board during 2011.

At June 30, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of June 30, 2012, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2012 and the previous seven quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of June 30, 2012
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$82,885	16.52%	$40,136	8.00%	$50,169	10.00%
Tier I capital (to risk-weighted assets)	$76,475	15.24%	$20,068	4.00%	$30,102	6.00%
Tier I capital (to average assets, leverage)	$76,475	9.37%	$32,654	4.00%	$40,817	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the six
months ended
(In thousands)	June 30, 2012
RAP net loss	$(7,240)
Tax lien adjustment, net of noncontrolling interest	5,529
U.S. GAAP net loss	$(1,711)

	At June 30, 2012
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.52%	18.05%
Tier I capital (to risk-weighted assets)	15.24%	16.77%
Tier I capital (to average assets, leverage)	9.37%	10.38%

The tables below reflect the Company’s capital ratios:

	As of June 30, 2012
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$102,413	19.81%	$41,368	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$94,613	18.30%	$20,684	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$94,613	11.31%	$33,463	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2012 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the six
months ended
(In thousands)	June 30, 2012
U.S. GAAP net loss	$(2,819)
Tax lien adjustment, net of noncontrolling interest	(5,529)
RAP net loss	$(8,348)

	At June 30, 2012
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.78%	18.33%
Tier I capital (to risk-weighted assets)	18.30%	16.82%
Tier I capital (to average assets, leverage)	11.31%	10.32%

Note 12.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  The Company’s Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and six month periods ended June 30, 2012 and 2011 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$68	$77	$136	$153
Interest cost	144	154	296	307
Amortization of prior service cost	22	22	44	45
Amortization of actuarial loss	95	35	191	71
Net periodic benefit cost	$329	$288	$667	$576

Note 13.	Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and six months ended June 30, 2012, 478,172 and 499,576 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2012.  For the three months and six months ended June 30, 2011, 545,505 and 563,097 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2011.  Additionally 30,407 warrants were also anti-dilutive for all periods presented below.

Basic and diluted EPS for the three and six months ended June 30, 2012 and 2011 are calculated as follows:

	Three months ended June 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(2,458)	13,257	$(0.19)

	Three months ended June 30, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(4,724)	13,257	$(0.36)

	Six months ended June 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(3,833)	13,257	$(0.29)

	Six months ended June 30, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(6,733)	13,257	$(0.51)

Note 14.	Comprehensive Income

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

	Six months ended June 30, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding losses arising during period	$(310)	$(81)	$(229)
Less adjustment for impaired investments	(859)	(301)	(558)
Less reclassification adjustment for gains realized in net loss	159	56	103
Unrealized gains on investment securities	390	164	226
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(176)	(62)	(114)
Other comprehensive income, net	$566	$226	$340

	Six months ended June 30, 2011
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized losses on investment securities:
Unrealized holding gains arising during period	$688	$183	$505
Non-credit loss portion of other-than-temporary impairments	(121)	(42)	(79)
Less adjustment for impaired investments	(381)	(133)	(248)
Less reclassification adjustment for gains realized in net loss	1,101	385	716
Unrealized losses on investment securities	(153)	(111)	(42)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(116)	(41)	(75)
Other comprehensive loss, net	$(37)	$(70)	$33

Note 15.	Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and six months ended June 30, 2012 and 2011.

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

Level 3 securities include four trust preferred securities and other securities, which are primarily private equity real estate funds.  The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.  The fair value of the private equity funds is derived from the financial reports provided to the Company by the general partners of the funds.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of June 30, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$36,865	$-	$36,865
U.S. government agencies	-	35,186	-	35,186
Common stocks	45	-	-	45
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	252,159	-	252,159
Non-agency	-	998	-	998
Corporate bonds	-	7,014	-	7,014
Municipal bonds	-	3,593	-	3,593
Trust preferred securities	3,330	-	11,982	15,312
Other securities	-	-	5,918	5,918
Total investment securities available-for-sale	$3,375	$335,815	$17,900	$357,090

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2011	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$17,005	$-	$17,005
U.S. government agencies	-	36,084	-	36,084
Common stocks	248	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,034	-	234,034
Non-agency	-	4,832	-	4,832
Corporate bonds	-	12,975	-	12,975
Municipal bonds	-	965	-	965
Trust preferred securities	3,342	-	12,603	15,945
Other securities	-	-	6,918	6,918
Total investment securities available-for-sale	$3,590	$305,895	$19,521	$329,006

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2012 and 2011:

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	-	(818)	(818)
Included in other comprehensive income	(608)	(151)	(759)
Purchases	-	499	499
Sales and calls	-	(530)	(530)
Amortization of premium	(13)	-	(13)
Transfers in and/or out of Level 3	-	-	-
Ending balance June 30, 2012	$11,982	$5,918	$17,900

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2011	$15,020	$8,405	$23,425
Total gains/(losses) - (realized/unrealized):
Included in earnings	(326)	446	120
Included in other comprehensive income	652	180	832
Purchases	-	238	238
Sales	(666)	(1,148)	(1,814)
Amortization of premium	(26)	-	(26)
Transfers in and/or out of Level 3	-	-	-
Ending balance June 30, 2011	$14,654	$8,121	$22,775

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of June 30, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$4,894	$4,894
Other real estate owned	-	-	12,293	12,293

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2011	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$8,583	$8,583
Other real estate owned	-	-	21,016	21,016
Loans and leases held for sale	-	-	3,830	3,830

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
Balances as of June 30, 2012		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$4,894	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -33.5% (-8.8%)
			Liquidation expenses	-0.5% to -7.0% (-1.9%)

		Discounted cash flow	Discount rate	12%

		Salvageable value of collateral (2)		0.0%

Other real estate owned	12,293	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -61.0% (-2.5%)
		Sales prices	Liquidation expenses	-1.2% to -10.5% (-5.6%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses. Fair value may also be based on negotiated settlements with the borrower.

(2)	Leases are measured using the salvageable value of the collateral.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011. The tables below state the fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011.  The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

			Fair Value Measurements
			At June 30, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$32,418	$32,418	$32,418	$-	$-
Investment securities available-for-sale	357,090	357,090	3,375	335,815	17,900
Other investment	1,538	1,538	-	-	-
Federal Home Loan Bank stock	7,648	7,648	-	-	-
Loans held for sale	3,574	3,574	-	-	3,574
Loans, net	354,850	355,356	-	-	355,356
Accrued interest receivable	11,871	11,871	11,871	-	-
Financial Liabilities:
Demand deposits	53,004	53,004	53,004	-	-
NOW and money markets	234,598	234,598	234,598	-	-
Savings	17,294	17,294	17,294	-	-
Time deposits	277,396	272,901	-	272,901	-
Short-term borrowings	15,000	15,000	15,000	-	-
Long-term borrowings	108,558	102,967	-	102,967	-
Subordinated debt	25,774	21,643	-	21,643	-
Accrued interest payable	5,099	5,099	5,099	-	-

	At December 31, 2011
	Carrying	Estimated
(In thousands)	amount	fair value
Financial Assets:
Cash and cash equivalents	$24,506	$24,506
Investment securities available-for-sale	329,006	329,006
Other investment	1,538	1,538
Federal Home Loan Bank stock	8,474	8,474
Loans held for sale	12,569	12,569
Loans, net	397,863	395,616
Accrued interest receivable	15,463	15,463
Financial Liabilities:
Demand deposits	54,534	54,534
NOW and money markets	226,002	226,002
Savings	16,263	16,263
Time deposits	279,117	274,546
Short-term borrowings	54,218	53,936
Long-term borrowings	93,782	88,394
Subordinated debt	25,774	18,673
Accrued interest payable	3,450	3,450

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

Note 16.	Real Estate Owned via Equity Investment

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

At June 30, 2012, the Company no longer had any VIEs consolidated into the Company’s financial statements. During the fourth quarter of 2011, the Company deconsolidated the remaining VIE as a result of the substantial completion of the project and the sales of the remaining units that were associated with the VIE.

Note 17.	Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer and the Chief Financial Officer. The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.  In previous years, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the completion of the project. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure.

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

The following tables present selected financial information for reportable business segments for the three and six month periods ended June 30, 2012 and 2011.

	Three months ended June 30, 2012
(In thousands)	Community Banking	Tax Lien Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$7,074	$1,349	$8,423
Interest expense	1,811	706	2,517
Net interest income	$5,263	$643	$5,906
Provision for loan and lease losses	1,334	181	1,515
Total other income	1,797	148	1,945
Total other expenses	6,811	1,781	8,592
Income tax expense (benefit)	306	(306)	-
Net loss	$(1,392)	$(864)	$(2,256)
Noncontrolling interest	$40	$(346)	$(306)
Net loss attributable to Royal Bancshares	$(1,432)	$(518)	$(1,950)

	Three months ended June 30, 2011
(In thousands)	Community Banking	Tax Lien Operation	Consolidated
Total assets	$824,344	$85,340	$909,684
Total deposits	$628,961	$-	$628,961
Interest income	$8,162	$1,838	$10,000
Interest expense	3,197	643	3,840
Net interest income	$4,965	$1,195	$6,160
Provision for loan and lease losses	2,863	193	3,056
Total other income	2,755	32	2,787
Total other expenses	9,259	526	9,785
Income tax (benefit) expense	(196)	196	-
Net (loss) income	$(4,206)	$312	$(3,894)
Noncontrolling interest	$206	$125	$331
Net (loss) income attributable to Royal Bancshares	$(4,412)	$187	$(4,225)

	Six months ended June 30, 2012
	Community Banking	Tax Lien Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$14,291	$2,938	$17,229
Interest expense	3,712	1,618	5,330
Net interest income	$10,579	$1,320	$11,899
Provision for loan and lease losses	1,443	156	1,599
Total other income	2,586	20	2,606
Total other expenses	12,583	4,076	16,659
Income tax expense (benefit)	357	(357)	-
Net loss	$(1,218)	$(2,535)	$(3,753)
Noncontrolling interest	$80	$(1,014)	$(934)
Net loss attributable to Royal Bancshares	$(1,298)	$(1,521)	$(2,819)

	Six months ended June 30, 2011
	Community Banking	Tax Lien Operation	Consolidated
Total assets	$824,344	$85,340	$909,684
Total deposits	$628,961	$-	$628,961
Interest income	$16,347	$4,227	$20,574
Interest expense	6,503	1,356	7,859
Net interest income	$9,844	$2,871	$12,715
Provision for loan and lease losses	4,836	304	5,140
Total other income	3,665	486	4,151
Total other expenses	15,824	930	16,754
Income tax (benefit) expense	(830)	830	-
Net (loss) income	$(6,321)	$1,293	$(5,028)
Noncontrolling interest	$190	$518	$708
Net (loss) income attributable to Royal Bancshares	$(6,511)	$775	$(5,736)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $706,000 and $643,000 for the three month periods ended June 30, 2012 and 2011, respectively and $1.6 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

Note 18.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of June 30, 2012 and December 31, 2011, FHLB stock totaled $7.6 million and $8.5 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2012.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and six month periods ended June 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K for the year ended December 31, 2011.

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

At June 30, 2012, the Company had consolidated total assets of $830.6 million, total loans and leases of approximately $372.3 million, total deposits of approximately $582.3 million, and shareholders’ equity of approximately $72.6 million.

Like many other financial institutions the Company’s financial results were negatively impacted by the recession, but the effects on the Company were more pronounced than the effects on its competitors. The concentration of commercial real estate loans coupled with the introduction of additional lines of business resulted in a much higher level of non-performing loans and losses.  The past losses were partially attributed to charge-offs and impairment of commercial, construction and land loans associated with real estate projects, many of which were participation loans outside the Company’s primary market. Some of the participation loans were located in Florida, Nevada, North Carolina and other markets that were overbuilt during the construction boom within the United States from 2000-2007. The Company also launched new business initiatives such as mezzanine lending, real estate joint ventures, hard money lending and equity investments in real estate shortly before the housing bubble burst which contributed to the losses. Additionally, the Company experienced a high level of investment impairment associated with corporate bonds, common stocks, private label mortgage backed securities and real estate investment funds that experienced declines in value during the past few years. Also contributing to the losses were increased costs associated with reduced credit quality, legal expenses related to credit quality issues and the U.S. Department of Justice ("DOJ") tax lien investigation, and higher Federal Deposit Insurance Corporation (“FDIC”) assessments resulting from the higher rates for deposit insurance due to the Orders to Cease and Desist (the “Orders”) which were issued in 2009. Finally, the establishment of a valuation allowance in 2008 and subsequent years that currently amounts to $36.4 million, has prevented the Company from utilizing tax credits on losses during the past four years.

As a result of the decline in the outstanding level of non-performing loans ($19.0 million in the past six months), the elimination of higher risk lines of business in 2008 and 2009, the overall reduced book balance of the remaining outstanding non-performing loans and OREO and the minimal migration of large new non-performing loans over the past few quarters, the Company has experienced a reduction in the magnitude of operating losses. Reduced operating expenses associated primarily with lower FDIC assessments have contributed to the improved results recently due to the replacement of the Orders with an informal agreement, known as a memorandum of understanding (“MOU”).  Over the past four quarters all quarterly losses were less than $2.0 million and collectively amounted to only $5.6 million for the most recent fiscal year. This positive trend over the past year of reduced losses is expected to continue as credit quality costs associated with valuation allowances, legal fees and loan collection expenses are expected to decline consistent with the level of non-performing loans. However the Company’s deleveraging strategy, which improved the risk profile of the Company by shedding higher risk assets and paying off higher cost brokered CDs has also had a negative impact on income. The deleveraging has resulted in lower average loan balances and a higher proportion of lower yielding investment securities, which have negatively impacted net interest income, a principal source of income. During the past four years net interest income has declined 32.2%. Due to the continued re-pricing of retail deposits and the redemption of FHLB advances and brokered CDs, net interest income has declined by only 4.1% over the past four quarters. While the Company still expects external headwinds and credit quality to negatively impact financial results over the next few quarters, their effects should be decreased resulting in less volatility than prior years.

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At June 30, 2012, commercial real estate loans, construction and land development loans, leases and tax liens comprised 45%, 12%, 10%, and 9%, respectively, of Royal Bank’s loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those, paid to the depositors to earn an interest rate spread.  Please see the “Net Interest Margin” section in Management’s Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.

Consolidated Net Loss

The Company recorded a net loss of $2.0 million for the second quarter of 2012 compared to a net loss of $4.2 million for the comparable quarter of 2011.  The $2.2 million improvement was primarily a result of a $2.0 million increase in gains on the sales of loans and leases which was largely due to the sale of one non-performing loan, a $1.8 million reduction in other real estate owned (“OREO”) impairment, and a $1.5 million reduction in provision for loan and lease losses which was mainly related to a reduction in loan balances and an improvement in non-performing loans.  Partially offsetting these favorable variances was a $1.1 million decrease in gains on the sales of AFS investment securities, a $645,000 decrease in net gains on the sales of OREO, a $478,000 increase in other-than-temporary impairment losses on investment securities which was related to one private equity real estate fund, a $476,000 decrease in income related to real estate owned via equity investments and a $400,000 addition to the legal contingency accrual. As a consequence of the slowdown in the housing market and the economic recession, the Company continues to have a high level of non-performing assets despite the recent progress which negatively impacts net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability.  The Company has been able to mitigate part of the impact of the non-performing assets by reducing funding costs through the re-pricing of retail CDs and by the run off of higher costing brokered deposits and the paying down of FHLB advances. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Losses per share for basic and diluted were both $0.19 for the second quarter of 2012, as compared to basic and diluted losses per share of $0.36 for the same quarter of 2011.

For the six months ended June 30, 2012, the net loss amounted to $2.8 million compared to a net loss of $5.7 million for the comparable period of 2011, which represents a $2.9 million, or 50.9% improvement. The year over year improvement was primarily due to a $3.5 million decrease in provision for loan and lease losses as a result of the decline in the loan portfolio and improvement in non-performing loans, a $2.1 million reduction in OREO impairment and a $2.0 increase in gains on the sales of loans and leases.  Partially offsetting these improvements was a $2.0 million legal contingency accrual for a potential settlement with the DOJ related to the tax lien subsidiaries that was recorded during the first six months of 2012, a $1.2 million decrease in net gains on the sales of OREO, a $942,000 decrease in net gains on the sales of AFS investment securities, lower net interest income of $816,000 associated with a reduction in interest earning assets, primarily loans which declined on average $91.5 million year over year, and a $478,000 increase in other-than-temporary impairment losses on investment securities which was related to one private equity real estate fund.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $1.2 million.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)  As previously noted, as a consequence of the continued weak housing market and slow growth economy, the Company continued to experience a high level of non-performing assets despite the recent progress. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Basic and diluted losses per share were both $0.29 for the first six months of 2012, while basic and diluted losses per share were both $0.51 for the first six months of 2011.

Interest Income

Total interest income for the second quarter of 2012 amounted to $8.4 million, which represented a decline of $1.6 million, or 15.8%, from the comparable quarter of 2011.  The decrease was primarily driven by a decline in average loan balances year over year and a decline in the yield on investments. Average interest earning assets of $762.2 million in the current quarter declined $92.2 million, or 10.8%, from $854.4 million in the comparable quarter of 2011, which was primarily attributed to a decline in loans.  Average loan balances of $400.6 million in the second quarter of 2012 decreased $83.2 million, or 17.2%, year over year.  The decline in loan balances was attributed to loan prepayments, loan pay downs including $ 25.2 million in higher yielding tax lien certificates, and transfers to OREO through foreclosure proceedings and was accompanied by minimal loan growth. As a result of the hiring of a new Chief Lending Officer and recent additions to the lending staff, the Company is committed to increasing its emphasis on commercial and industrial and small business lending. Average investment securities of $339.5 million during the second quarter of 2012 experienced an increase of $21.3 million, or 6.7%, from the second quarter of 2011 primarily due to the decline in the loan portfolio and the ability to maintain a lower level of cash equivalents due to strong liquidity levels. Average cash equivalents for the three months ended June 30, 2012, amounted to $22.1 million, which resulted in a decline of $30.3 million, or 57.8%. The decline resulted from the strong liquidity levels and improved funding options relative to the comparable period of 2011.

For the second quarter of 2012, the yield on average interest earning assets of 4.44% decreased 25 basis points from the level recorded during the comparable quarter of 2011.  The yield reduction was comprised of a 122 basis point reduction for investments (2.09% versus 3.31%) year over year, which was partially offset by an increase of 59 basis points for loans (6.68% versus 6.09%). The decrease in investment yield was due to the replacement of sold and called higher yielding  investment securities and the replacement of increased payments received on cash flowing investment securities during 2011 and 2012 with lower yielding government agency securities during this continued lower interest rate environment. The increase in loan yield reflected a reduced concentration of non-performing loans within the loan portfolio, a higher concentration of higher yielding leases coupled with minimal interest reversals on new non-performing loans, which were partially offset by a reduced concentration of higher yielding tax liens.

For the six months ended June 30, 2012, total interest income amounted to $17.2 million resulting in a decline of $3.3 million, or 16.3% year over year. The decrease was primarily driven by a decline in average loan balances year over year and a decline in the yield on investments, which were partially offset by the increased yield on loans. Average interest earning assets were $771.3 million for the first six months of 2012 compared to $860.5 million for the comparable period of 2011 resulting in a decline of $89.3 million, or 10.4%.  Average loan balances of $411.1 million in the first half of 2012 decreased $91.5 million, or 18.2%, year over year and accounted for a majority of the decline. The decline in loan balances for the first half of 2012 was consistent with the second quarter change and was attributed to minimal loan growth, loan prepayments, loan pay downs including $23.1 million in tax lien certificates, and transfers to OREO through foreclosure proceedings. Average investments of $339.2 million increased $21.6 million, or 6.8%, from the first six months of 2011 due to declining loan balances and a reduction in cash equivalents.

The yield on average interest earning assets for the six months ended June 30, 2012 of 4.49% declined by 33 basis points from 4.82% for the comparable period of 2011. The yield reduction was comprised of a year over year increase of 39 basis points for loans (6.59% versus 6.20%), which was more than offset by a 101 basis point decline in the investment yield (2.22% versus 3.23%).  The improved loan yield was consistent with the second quarter results and reflected a higher concentration of higher yielding leases and a reduction in non-performing loans coupled with minimal interest reversals on new non-performing loans. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities during 2011 and 2012 with lower yielding government agency securities and the accelerated amortization of premiums on investment securities during the first quarter of 2012.

Interest Expense

Total interest expense amounted to $2.5 million in the second quarter of 2012, which resulted in a decline of $1.3 million, or 34.5%, from the comparable quarter of 2011.  The reduction in interest expense was mainly associated with a lower level of interest bearing liabilities and a decline in the interest rates paid on those liabilities. Average balances for interest bearing liabilities of $680.4 million for the second quarter of 2012 represented a decline of $87.0 million, or 11.3%, from the comparable quarter of 2011 primarily due to the runoff of maturing brokered CDs and FHLB advances. Average time deposits, which include retail and brokered CDs, amounted to $277.3 million during the second quarter of 2012, which resulted in a decline of $81.8 million, or 22.8%, from the level of the comparable quarter of 2011 due principally to the reduction in brokered CDs and the intentional runoff of higher priced retail CDs primarily during the third quarter of 2011.  The decline in retail CDs was partially offset by an increase in NOW and money market deposits. Average NOW and money market deposits increased $15.8 million, or 7.4%, year over year, as a portion of maturing retail CDs were transferred to more liquid money market accounts. As of June 30, 2012, Royal Bank no longer has any brokered CDs on the balance sheet. Management has redeemed $226.9 million in brokered CDs over the past few years as part of the deleveraging strategy and as part of the requirements of the previous Orders. Average balances for borrowings, primarily FHLB advances, amounted to $156.0 million for the second quarter of 2012, reflecting a decline of $22.4 million, or 12.6%, from the comparable period of 2011. During March of 2012 a maturing FHLB advance of $30.0 million at a rate of 4.32% was partially replaced with a five year FHLB advance of $15.0 million with a fixed rate of 1.39% to improve funding costs.

The yield on average interest bearing liabilities was 1.49% for the second quarter of 2012 down 52 basis points from 2.01% for the comparable quarter of 2011 as all interest bearing liabilities experienced interest rate declines year over year.  The average interest rate paid on average interest bearing deposits for the second quarter of 2012 was 1.21% resulting in a decline of 53 basis points from the level of 1.74% during the comparable quarter of 2011. The average interest rate paid on CDs during the second quarter of 2012 was 1.66%, which declined 59 basis points, year over year, due to lower interest rates on new accounts, the re-pricing at lower interest rates on a significant portion of the maturing retail CDs and the continued runoff of maturing brokered CDs. The yield on average NOW and money market deposits of 0.72% declined year over year by 25 basis points due to lower market interest rates. The average interest rate paid on borrowings during the second quarter of 2012 was 2.43% resulting in a decline of 47 basis points year over year due to the redemption and partial replacement at more attractive interest rates of FHLB advances during 2011 and 2012.

For the six months ended June 30, 2012, total interest expense of $5.3 million decreased $2.5 million, or 32.2%, from the comparable period in 2011. The decline in interest expense for the first half of 2012 was due to an $88.8 million, or 11.4%, decline in average interest bearing liabilities relative to the comparable six month period of 2011 and a 48 basis point decline in the interest rates paid on interest bearing liabilities year over year.  For the first half of 2012, average interest bearing deposits of $524.8 million decreased $73.5 million, or 12.3%, year over year.  The reduction was almost entirely associated with CDs, which was primarily due to the runoff of brokered CDs as well as the intentional runoff of higher priced retail CDs.     Average time deposits amounted to $279.8 million during the first six months of 2012, which resulted in a decline of $88.1 million, or 23.9%, from the level during the comparable period in 2011 for the reasons previously noted. Average borrowings of $164.0 million for the first six months of 2012 declined $15.3 million, or 8.5%, from the first six months of 2011 due to the redemption of higher rate FHLB advances. During March of 2012 a maturing FHLB advance of $30.0 million at a rate of 4.32% was partially replaced with a five year FHLB advance of $15.0 million with a fixed rate of 1.39%, which will enhance the margin in future quarters.

Consistent with the current quarter’s results, the re-pricing of retail time deposits, the runoff of brokered deposits, and the redemption and replacement of FHLB advances have resulted in sizable reductions on interest rates paid on interest bearing liabilities in the first half of 2012 relative to the comparable period of 2011. The average interest rate paid on interest bearing liabilities amounted to 1.56% for the first half of 2012 which represented a decline of 48 basis points year over year. The average interest rate paid on interest bearing deposits in the first half of 2012 amounted to 1.23%, which resulted in a year over year decline of 55 basis points. Year over year lower average interest rates were paid on NOW and money market accounts (0.74% in 2012 versus 0.97% in 2011) and on CDs (1.67% in 2012 versus 2.30% in 2011). The average rate paid on borrowings amounted to 2.61% for the first half of 2012 as compared to 2.91%, which resulted in a 30 basis point decline for the comparable six month period of 2011.

Net Interest Margin

The net interest margin in the second quarter of 2012 of 3.12% improved 23 basis points from the comparable quarter of 2011. The improvement in the funding costs, which amounted to a reduction of 52 basis points, was partially offset by the overall decline of 25 basis points in the yield on interest earning assets. The decline in yield on interest earning assets was driven by lower yields on average investment securities which more than offset the improved yield for average loans year over year.  The Company continued to pay down maturing brokered CDs throughout 2011 and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates while also retaining a significant portion of those maturing CDs. However the replacement of sold and called investment securities during the past year with lower yielding government agency securities in a lower interest rate environment accounted for the decline in the yield on interest-earning assets. The change in the mix of interest earning assets also negatively impacted the quarterly margin results year over year.  The increased concentration of higher yielding leases and the reduced concentration of non-performing loans were more than offset by a lower concentration of higher-yielding tax liens, within interest earning assets year over year. During the second quarter of 2012, loans, which are the highest yielding interest earning asset, amounted to 53% of total interest earning assets, while they amounted to 57% of interest earning assets in the comparable quarter of 2011. In addition, the concentration of the lower yielding investment securities increased from 37% in the second quarter of 2011 to almost 45% in the current quarter of 2012.

The Company’s second quarter net interest margin of 3.12% has resulted in an improvement of 80 basis points since the low margin of 2.32% recorded in the second quarter of 2009. The improvement in the margin has been attributable to the Company’s re-pricing of maturing certificates of deposits, modest re-pricing of other retail customer accounts, and the runoff of maturing brokered CDs and FHLB advances during the past three years, which have more than offset the continued decline in yields of interest earning assets.

The net interest margin of 3.10% for the six month period ended June 30, 2012, improved 12 basis points from 2.98% in the comparable period of 2011. Interest rates paid on total interest bearing liabilities for the six month period ended June 30, 2012 declined 48 basis points to 1.56% from the prior year’s comparable period for the same reasons noted above for the improved second quarter results. The yield on interest earning assets of 4.49% for the six month period of 2012 amounted to a decline of 33 basis points for the comparable period in 2011 and partially offset the benefit of the reduced funding costs. The change in the yield was primarily caused by a 101 basis point decline in investment securities for the reasons noted in the second quarter results coupled with the accelerated amortization of premiums on investment securities in the first quarter of 2012. This decline was partially offset by an improved yield for loans of 39 basis points due to a reduction in non-performing loans and minimal interest reversals on new non-performing loans. The change in the mix of interest earning assets for the six month period comparison year over year was fairly consistent with the second quarter of 2012 prior period comparison. Loans amounted to 53% of the total interest earning assets in the first six months of 2012 versus 58% for the comparable period of 2011, while investments amounted to 44% of total interest earning assets versus 37% in the comparable six month period of 2011.

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

	For the three months ended			For the three months ended
	June 30, 2012			June 30, 2011
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$22,140	$9	0.16%	$52,450	$30	0.23%
Investment securities	339,489	1,763	2.09%	318,191	2,623	3.31%
Loans	400,557	6,651	6.68%	483,709	7,347	6.09%
Total interest earning assets	762,186	8,423	4.44%	854,350	10,000	4.69%
Non-earning assets	74,390			80,101
Total average assets	$836,576			$934,451
Interest-bearing deposits
NOW and money markets	$229,958	410	0.72%	$214,152	516	0.97%
Savings	17,132	21	0.49%	15,661	22	0.56%
Time deposits	277,294	1,142	1.66%	359,109	2,011	2.25%
Total interest bearing deposits	524,384	1,573	1.21%	588,922	2,549	1.74%
Borrowings	155,971	944	2.43%	178,419	1,291	2.90%
Total interest bearing liabilities	680,355	2,517	1.49%	767,341	3,840	2.01%
Non-interest bearing deposits	52,337			61,952
Other liabilities	28,672			22,531
Shareholders' equity	75,212			82,627
Total average liabilities and equity	$836,576			$934,451
Net interest margin		$5,906	3.12%		$6,160	2.89%

	For the six months ended			For the six months ended
	June 30, 2012			June 30, 2011
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$20,934	$18	0.17%	$40,352	$51	0.25%
Investments securities	339,218	3,743	2.22%	317,594	5,082	3.23%
Loans	411,115	13,468	6.59%	502,571	15,441	6.20%
Total interest earning assets	771,267	17,229	4.49%	860,517	20,574	4.82%
Non-earning assets	71,942			82,321
Total average assets	$843,209			$942,838
Interest-bearing deposits
NOW and money markets	$228,074	834	0.74%	$214,735	1,033	0.97%
Savings	16,916	43	0.51%	15,720	43	0.55%
Time deposits	279,799	2,324	1.67%	367,873	4,198	2.30%
Total interest bearing deposits	524,789	3,201	1.23%	598,328	5,274	1.78%
Borrowings	163,971	2,129	2.61%	179,265	2,585	2.91%
Total interest bearing liabilities	688,760	5,330	1.56%	777,593	7,859	2.04%
Non-interest bearing deposits	53,504			59,437
Other liabilities	25,285			22,377
Shareholders' equity	75,660			83,431
Total average liabilities and equity	$843,209			$942,838
Net interest margin		$11,899	3.10%		$12,715	2.98%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and six month periods ended June 30, 2012, as compared to the respective periods in 2011, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(8)	$(11)	$(19)	$(10)	$(21)	$(31)
Federal funds sold	-	(2)	(2)	-	(2)	(2)
Total short term earning assets	(8)	(13)	(21)	(10)	(23)	(33)
Investments securities	(1)	(859)	(860)	462	(1,800)	(1,338)
Loans
Commercial demand loans	(431)	361	(70)	(1,036)	706	(330)
Commercial mortgages	(267)	106	(161)	(574)	216	(358)
Residential and home equity	(12)	(21)	(33)	(22)	(18)	(40)
Leases receivables	6	(33)	(27)	(25)	(47)	(72)
Tax certificates	(821)	344	(477)	(1,595)	331	(1,264)
Other loans	(1)	(5)	(6)	(1)	(10)	(11)
Loan fees	78	-	78	101	-	101
Total loans	(1,448)	752	(696)	(3,152)	1,178	(1,974)
Total decrease in interest income	$(1,457)	$(120)	$(1,577)	$(2,700)	$(645)	$(3,345)
Interest expense
Deposits
NOW and money market	$36	$(142)	$(106)	$61	$(259)	$(198)
Savings	2	(3)	(1)	3	(3)	-
Time deposits	(403)	(466)	(869)	(878)	(997)	(1,875)
Total deposits	(365)	(611)	(976)	(814)	(1,259)	(2,073)
Trust preferred	-	11	11	-	29	29
Borrowings	(152)	(206)	(358)	(213)	(272)	(485)
Total decrease in interest expense	$(517)	$(806)	$(1,323)	$(1,027)	$(1,502)	$(2,529)
Total (decrease) increase in net interest income	$(940)	$686	$(254)	$(1,673)	$857	$(816)

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio.  The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The amount of the allowance is reviewed and approved by the Chief Credit Officer (“CCO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis.  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.

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

The provision for loan and lease losses was $1.5 million and $1.6 million for the three and six months ended June 30, 2012, respectively compared to $3.1 million and $5.1 million for the three and six months ended June 30, 2011. The 2012 and 2011 provisions are directly related to specific reserves on impaired loans.

The allowance was $17.5 million and $16.4 million at June 30, 2012 and December 31, 2011, respectively. Impaired loans decreased $22.1 million during the first two quarters of 2012.  The allowance was 4.69% of total loans and leases at June 30, 2012 compared to 3.95% at December 31, 2011.

Management believes that the allowance at June 30, 2012 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the ALLL were as follows:

(In thousands)	For the three	For the six	For the year ended
	months ended	months ended	December 31,
	June 30, 2012		2011
Balance at period beginning	$16,454	$16,380	$21,129
Charge-offs
Commercial and industrial	(208)	(208)	(2,901)
Construction and land development	-	-	(5,755)
Residential real estate	-	-	(635)
Commercial real estate	-	-	(1,685)
Multi-family	-	-	(328)
Leases	(162)	(295)	(868)
Tax certificates	(258)	(278)	(1,039)
Total charge-offs	(628)	(781)	(13,211)
Recoveries
Commercial and industrial	55	57	22
Construction and land development	87	191	196
Residential real estate	1	2	153
Commercial real estate	-	3	357
Multi-family	-	-	-
Leases	7	15	6
Tax certificates	4	29	-
Total recoveries	154	297	734
Net charge offs	(474)	(484)	(12,477)
Provision for loan and lease losses	1,515	1,599	7,728
Balance at period end	$17,495	$17,495	$16,380

An analysis of ALLL by loan type is set forth below:

	June 30, 2012		December 31, 2011
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial and industrial	$2,206	12.8%	$2,331	13.0%
Construction	247	1.6%	417	3.4%
Land development	3,491	10.9%	2,106	9.7%
Residential real estate	1,125	7.1%	1,188	6.4%
Commercial real estate	7,679	44.6%	7,744	44.0%
Multi-family	946	3.5%	531	2.8%
Tax certificates	332	9.1%	425	11.8%
Leases	1,212	10.1%	1,311	8.7%
Other	20	0.3%	20	0.2%
Unallocated	237	-	307	0.0%
Total allowance	$17,495	100.0%	$16,380	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	June 30,	December 31,
(Amounts in thousands)	2012	2011
Non-accrual LHFI (1)	$28,571	$38,755
Non-accrual LHFS	3,574	12,569
Other real estate owned	23,727	21,016
Total nonperforming assets	$55,872	$72,340
Nonperforming assets to total assets	6.73%	8.53%
Total non-accural loans to Total loans	8.55%	12.02%
ALLL to non-accrual LHFI	61.23%	42.27%
ALLL to Total LHFI	4.69%	3.95%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	June 30, 2012		December 31, 2011
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$6,818	$1,243	$13,014	$-
Commercial real estate	12,047	-	16,671	-
Commercial & industrial	5,643	139	4,720	-
Residential real estate	1,325	22	1,139	24
Multi-family	1,673	439	1,703	-
Leases	172	32	485	114
Tax certificates	893	-	1,023	-
Total non-accrual LHFI	$28,571	$1,875	$38,755	$138
Non-accrual loans held for sale
Construction and land development	$-	$-	$8,901	$-
Commercial real estate	3,574	-	3,634	-
Residential real estate	-	-	34	-
Total non-accrual LHFS	$3,574	$-	$12,569	$-
Total non-accrual loans	$32,145	$1,875	$51,324	$138

Non-accrual loan activity for the first and second quarters of 2012 is set forth below:

		1st Quarter Actvity
(In thousands)	Balance at January 1, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at March 31, 2012
Non-accrual loans held for investment
Construction and land development	$13,014	$-	$(341)	$-	$(3,161)	$9,512
Commercial real estate	16,671	-	(398)	-	(4,060)	12,213
Commercial & industrial	4,720	2,710	(1,060)	-	-	6,370
Residential real estate	1,139	358	(163)	-	-	1,334
Multi-family	1,703	-	(15)	-	-	1,688
Leases	485	3	-	(133)	-	355
Tax certificates	1,023	811	-	(20)	(789)	1,025
Total non-accrual LHFI	$38,755	$3,882	$(1,977)	$(153)	$(8,010)	$32,497
Non-accrual loans held for sale

Construction and land development	$8,901	$-	$(3,770)	$-	$-	$5,131
Commercial real estate	3,634	-	(60)	-	-	3,574
Residential real estate	34	-	(3)	-	-	31
Total non-accrual LHFS	$12,569	$-	$(3,833)	$-	$-	$8,736
Total non-accrual loans	$51,324	$3,882	$(5,810)	$(153)	$(8,010)	$41,233

		2nd Quarter Actvity
(In thousands)	Balance at March 31, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at June 30, 2012
Non-accrual loans held for investment
Construction and land development	$9,512	$-	$(2,694)	$-	$-	$6,818
Commercial real estate	12,213	295	(461)	-	-	12,047
Commercial & industrial	6,370	96	(615)	(208)	-	5,643
Residential real estate	1,334	310	(319)	-	-	1,325
Multi-family	1,688	-	(15)	-	-	1,673
Leases	355	-	(21)	(162)	-	172
Tax certificates	1,025	1,212	-	(258)	(1,086)	893
Total non-accrual LHFI	$32,497	$1,913	$(4,125)	$(628)	$(1,086)	$28,571
Non-accrual loans held for sale
Construction and land development	$5,131	$-	$(5,131)	$-	$-	$-
Commercial real estate	3,574	-	-	-	-	3,574
Residential real estate	31	-	(31)	-	-	-
Total non-accrual LHFS	$8,736	$-	$(5,162)	$-	$-	$3,574
Total non-accrual loans	$41,233	$1,913	$(9,287)	$(628)	$(1,086)	$32,145

Total non-accrual loans at June 30, 2012 were $32.1 million and were comprised of $28.5 million in LHFI and $3.6 million in LHFS.  Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.  The $19.2 million decrease was the result of a $15.1 million reduction in existing non-accrual loan balances through payments and sales, $9.1 million in transfers to OREO, and $781,000 in charge-offs partially offset by additions of $5.8 million.  There was one commercial loan for $2.7 million that went non-accrual during the first quarter of 2012.  If interest had been accrued, such income would have been approximately $831,000 and $1.8 million for the three and six months ended June 30, 2012, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

	June 30,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$4,829	$1,068
Impaired loans without a valuation allowance	28,126	45,009
Impaired LHFS	3,574	12,569
Total impaired loans	$36,529	$58,646

Valuation allowance related to impaired loans	$1,875	$138

	For the six months
	ended June 30,
(In thousands)	2012	2011
Average investment in impaired loans	$47,726	$66,955
Interest income recognized on impaired loans and leases	$228	$6
Interest income recognized on a cash basis on impaired loans and leases	$228	$6

Other Real Estate Owned

OREO increased $2.7 million from $21.0 million at December 31, 2011 to $23.7 million at June 30, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to June 30, 2012.

	2012
(In thousands)	First Quarter	Second Quarter
Beginning balance	$21,016	$24,304
Net proceeds from sales	(4,531)	(922)
Net gain (loss) on sales	(138)	255
Assets acquired on non-accrual loans	8,010	1,086
Impairment charge	(53)	(996)
Ending balance	$24,304	$23,727

During the second quarter of 2012, the Company sold collateral related to four loans.  The Company received net proceeds of $433,000 and recorded a gain of $133,000 as a result of these sales. In addition to the sales mentioned above the Company sold seven properties acquired through the tax lien portfolio.  The Company received proceeds of $489,000 and recorded gains of $122,000 as a result of these sales.  During the second quarter of 2012, the Company recorded impairment charges of $442,000 on two properties based on expected net sales proceeds and $554,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.1 million to OREO.

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

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of the assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of the Loan Review Committee. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors (“Board”) on a monthly basis. Loans may be removed from the watch list if the Loan Review Committee determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  The Company’s Classified, Charge-off and Impairment Committee (“CCIC”) Committee approves the process and documentation required to classify, remove from classification, impair or charge-off a loan. CCIC, which is comprised of the Vice Chairman, CFO, CCO, CAO, Chief Lending Officer, and Chief Risk Officer, meets as required and provides regular updated reports to the Board.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $4.1 million at June 30, 2012 and $4.2 million at December 31, 2011.

Other Income

For the second quarter of 2012 other income was $1.9 million compared to other income of $2.8 million for the comparable quarter in 2011. The $842,000, or 30.2%, decrease in other income quarter over quarter was primarily a result of a $1.1 million decrease in net gains on the sale of available for sale securities ($20,000 in 2012 compared to $1.1 million in 2011), a $645,000 decrease in net gains on the sale of other real estate owned ($255,000 in 2012 versus $900,000 in 2011), a $478,000 increase in OTTI charges related to available for sale securities ($859,000 in 2012 versus $381,000 in 2011) and a $476,000 decrease in income related to real estate owned via equity investment as a result of the deconsolidation at the end of 2011 of the variable interest entity that held this real estate following the sale of the remaining units.  The OTTI charge during the second quarter of 2012 was related to one private equity real estate fund that experienced a decline in the value.  Partially offsetting these negative variances was a $2.0 million increase in gains on the sale of loans and leases which was almost entirely due to the sale of one non-performing loan during the second quarter of 2012.

For the six months ended June 30, 2012, other income amounted to $2.6 million compared to other income of $4.2 million for comparable period of 2011, a decrease of $1.6 million, or 37.2%. The $1.6 million decline was primarily attributable to a  $1.2 million decrease in net gains on the sale of other real estate owned ($117,000 in 2012 versus $1.3 million in 2011), a $942,000 decrease in net gains on the sale of available for sale securities ($159,000 in 2012 compared to $1.1 million in 2011), a $507,000 decrease in income related to real estate owned via equity investment and a $478,000 increase in OTTI charges related to available for sale securities ($859,000 in 2012 versus $381,000 in 2011).  As previously mentioned, the OTTI charge during the second quarter of 2012 was related to one private equity real estate fund. Partially offsetting these negative variances was a $2.0 million increase in gains on the sale of loans and leases ($2.0 million in 2012 versus $18,000 in 2011) which was due to the sale of one non-performing loan during the second quarter of 2012 as previously noted.

Other Expense

Non-interest expense for the second quarter of 2012 amounted to $8.6 million resulting in a decrease of $1.2 million, or 12.2%, from the comparable quarter of 2011. The decrease quarter versus quarter was mainly related to a $1.8 million reduction in OREO impairment ($996,000 in 2012 versus $2.7 million in 2011), a $304,000 decrease in impairment on loans held for sale ($0 in 2012 versus $304,000 in 2011) and a $276,000 decrease in FDIC insurance and Pennsylvania Department of Banking assessments which was mainly the result of lower assessment rates based on the removal of the Orders during the fourth quarter of 2011.  Partially offsetting these positive variances was a $460,000 increase in salaries and benefits which was primarily related to annual merit and promotional increases, the hiring of a new chief lending officer, retention payments and increased pension costs, an additional $400,000 for the legal contingency accrual for a potential settlement with the DOJ related to the tax lien subsidiaries, and a $135,000 increase in OREO and loan collection expenses.

For the six months ended June 30, 2012 non-interest expense of $16.7 million amounted to a slight decrease of $95,000, or 0.6%, from the level of the comparable period of 2011.  The decrease year over year was primarily attributable to a $2.1 million reduction in OREO impairment ($1.0 in 2012 versus $3.1 million in 2011), a $595,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments which was mainly as a result of the removal of the Orders during the fourth quarter of 2011 and a $304,000 decrease in impairment on loans held for sale. Partially offsetting these positive variances was a $2.0 million legal contingency accrual for a potential settlement with the DOJ related to the tax lien subsidiaries, a $661,000 increase in salaries and benefits which was primarily related to annual merit and promotional increases, the hiring of a new Chief Lending Officer, retention payments and increased pension costs and a $241,000 increase in OREO and loan collection expenses.

Income Taxes

Total income tax expense for the three and six months ended June 30, 2012 and 2011 was $0. The Company did not record a tax benefit despite the net loss in the second quarter of 2012 since it concluded at December 31, 2011 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, 2010, and 2011 the Company established additional valuation allowances of $10.2 million, $7.7 million,  and $3.0 million respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future.  The valuation allowance for deferred tax assets at June 30, 2012, totaled $36.4 million. The effective tax rate for the three and six months ended June 30, 2012 and 2011 was 0%.

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

	Three months ended June 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$7,074	$1,349	$8,423
Interest expense	1,811	706	2,517
Net interest income	$5,263	$643	$5,906
Provision for loan and lease losses	1,334	181	1,515
Total other income	1,797	148	1,945
Total other expenses	6,811	1,781	8,592
Income tax expense (benefit)	306	(306)	-
Net loss	$(1,392)	$(864)	$(2,256)
Noncontrolling interest	$40	$(346)	$(306)
Net loss attributable to Royal Bancshares	$(1,432)	$(518)	$(1,950)

	Three months ended June 30, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$824,344	$85,340	$909,684
Total deposits	$628,961	$-	$628,961
Interest income	$8,162	$1,838	$10,000
Interest expense	3,197	643	3,840
Net interest income	$4,965	$1,195	$6,160
Provision for loan and lease losses	2,863	193	3,056
Total other income	2,755	32	2,787
Total other expenses	9,259	526	9,785
Income tax (benefit) expense	(196)	196	-
Net (loss) income	$(4,206)	$312	$(3,894)
Noncontrolling interest	$206	$125	$331
Net (loss) income attributable to Royal Bancshares	$(4,412)	$187	$(4,225)

	Six months ended June 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$14,291	$2,938	$17,229
Interest expense	3,712	1,618	5,330
Net interest income	$10,579	$1,320	$11,899
Provision for loan and lease losses	1,443	156	1,599
Total other income	2,586	20	2,606
Total other expenses	12,583	4,076	16,659
Income tax expense (benefit)	357	(357)	-
Net loss	$(1,218)	$(2,535)	$(3,753)
Noncontrolling interest	$80	$(1,014)	$(934)
Net loss attributable to Royal Bancshares	$(1,298)	$(1,521)	$(2,819)

	Six months ended June 30, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$824,344	$85,340	$909,684
Total deposits	$628,961	$-	$628,961
Interest income	$16,347	$4,227	$20,574
Interest expense	6,503	1,356	7,859
Net interest income	$9,844	$2,871	$12,715
Provision for loan and lease losses	4,836	304	5,140
Total other income	3,665	486	4,151
Total other expenses	15,824	930	16,754
Income tax (benefit) expense	(830)	830	-
Net (loss) income	$(6,321)	$1,293	$(5,028)
Noncontrolling interest	$190	$518	$708
Net (loss) income attributable to Royal Bancshares	$(6,511)	$775	$(5,736)

Community Bank Segment

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC.  In 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. Royal Bank owns 60% of the subsidiary.  Royal Bank established the wholly owned subsidiaries RBA Property LLC and Narberth Property Acquisition LLC in 2008 and Rio Marina LLC in 2009.  These three subsidiaries were formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.

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

Employees: Royal Bank employed approximately 151 people on a full-time equivalent basis as of June 30, 2012.

Deposits: At June 30, 2012, total deposits of Royal Bank were distributed among demand deposits (10%), money market deposit, savings and NOW accounts (43%) and time deposits (47%). At June 30, 2012, deposits of $588.5 million increased $6.3 million from $582.2 million at year end 2011. Money market accounts increased $10.0 million while time deposits and NOW accounts declined $2.6 million and $1.1 million respectively.  Included in Royal Bank’s deposits are approximately $6.2 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At June 30, 2012, Royal Bank, including its subsidiaries, had a total net loan portfolio (excluding loans held for sale) of $354.9 million, representing 43% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, small business leases and installment loans.  At June 30, 2012, total loans decreased $50.9 million from year end 2011 due to pay downs, payoffs, sales and transfers to OREO which were partially offset by new originations.

Business results: Total interest income of Royal Bank for the quarter ended June 30, 2012 was $8.4 million compared to $10.0 million for the quarter ended June 30, 2011, a decrease of 16%. Total interest income for the first six months of 2012 was $17.2 million compared to $20.6 million for the same period in 2011.  The decline in interest income for both the quarter and year to date was primarily attributed to a significant reduction in average loan balances and a lower yield on investment securities. Interest expense was $2.5 million for the quarter ended June 30, 2012, compared to $3.8 million for the quarter ended June 30, 2011, a decrease of 35%. Interest expense for the first six months of 2012 was $5.3 million compared to $7.9 million for the same period in 2011.  Royal Bank recorded a net loss of $818,000 for the quarter ended June 30, 2012 compared to a net loss of $4.4 million for the quarter ended June 30, 2011. Royal Bank recorded a net loss of $1.7 million for the first half of 2012 compared to a net loss of $5.8 million for the first half of 2011.  The improvement in the net loss year over year was largely due to a $3.5 million reduction in the provision for loan and lease losses and a $2.0 million gain on the sale of loans partially offset by a $2.0 million legal contingency accrual for a potential settlement with the DOJ related to the tax lien subsidiaries.   After adjusting for the noncontrolling interest, the Royal Bank’s 60% share of the loss contingency amounts to $1.2 million.  Total assets of Royal Bank were $823.6 million at June 30, 2012 compared to $840.6 million at December 31, 2011.  The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first six months of 2012 and 2011, neither sales nor purchases of lease portfolios were material.

Business results: At June 30, 2012, total assets of Royal Leasing were $37.5 million, including $37.2 million in net leases, as compared to $36.5 million in assets at December 31, 2011. During the quarter ended June 30, 2012, Royal Leasing had net interest income of $535,000, a decrease of $44,000 from the comparable period of 2011; provision for lease losses of $71,000 versus $263,000 in the comparable quarter of 2011; non-interest income of $122,000 as compared to $121,000 in the second quarter of 2011; and non-interest expense of $297,000 versus $290,000 for the second quarter of 2011.  Royal Leasing recorded net income prior to management distribution fees of $297,000 for the three months ended June 30, 2012 compared to net income of $191,000 for the comparable period in 2011. For the first half of 2012, Royal Leasing recorded net income prior to management distribution fees of $679,000 compared to net income of $442,000 for the comparable period of 2011.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2012, the amount due Royal Bank from RBA Leasing was $35.1 million.

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

Business results: At June 30, 2012 and December 31, 2011, total assets of RIA were $5.9 million.  For the quarter ended June 30, 2012, RIA had net income of $28,000 compared to net income of $441,000 for the comparable period of 2011 while net income for the first half of 2012 amounted to $41,000 compared to net income of $427,000 for the comparable six months of 2011.  The decline in net income for the three and six months ended June 30, 2012 was attributable to the deconsolidation of a variable interest entity at the end of 2011 that was associated with RIA as a result of the sale of the remaining condominium units.

Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At June 30, 2012, there were no outstanding loans from Royal Bank to RIA.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the quarter ended June 30, 2012, RID reported a net loss of $707,000, compared to net income of $600,000 for the quarter ended June 30, 2011 primarily due to $859,000 in investment impairment on a private equity real estate fund.  For the first half of 2012, RID reported a net loss of $400,000 versus a net income of $760,000 in the comparable period of 2011. At June 30, 2012, total assets of RID were $29.3 million, of which $1.3 million was held in cash and cash equivalents and $4.9 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At June 30, 2012 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At June 30, 2012, Royal Preferred LLC had total assets of approximately $21.7 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2012 amounted to 2.62%.

On August 13, 2009, the Company’s Board determined to suspend interest payments on the trust preferred securities.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of June 30, 2012 the trust preferred interest payment in arrears was $2.1 million and has been recorded in interest expense and accrued interest payable.

Tax Lien Operations

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC.  At June 30, 2012, total assets of CSC were $7.7 million.  Included in total assets is $893,000 for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama.  In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI.  In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount.  As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired.  CSC has recorded charge-offs of $3.6 million related to this loan through December 31, 2011.  CSC recorded a charge-off related to this loan of $171,000 in the second quarter of 2012.  The outstanding SMI loan balance was $893,000 and $1.0 million at June 30, 2012 and December 31, 2011.

Business results: Net interest income for CSC was $51,000 for the quarter ended June 30, 2012 compared to $46,000 for the second quarter of 2011. Net interest income for the first half of 2012 decreased $98,000 from $146,000 for the first half of 2011 to $48,000 due to an increase in funding costs and the liquidation of the portfolio.   For the three and six months ended June 30, 2012, CSC recorded net losses of $542,000 and $1.6 million, respectively, compared to net losses of $175,000 and $1,000, respectively, for the comparable periods of 2011.  The decline in net income for the six months ended June 30, 2012 was largely driven by an $1.0 million legal contingency accrual for a potential settlement with the DOJ related to their investigation and by an increase in OREO impairment of $356,000.  At June 30, 2012, total assets of CSC were $7.7 million, of which $7.0 million was held in tax liens. The allowance for lien loss was $113,000 at June 30, 2012.

Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At June 30, 2012, the amount due Royal Bank from CSC was $7.4 million.

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

Business results: Net interest income for RTL of $592,000 and $1.3 million for the three and six months ended June 30, 2012, decreased $556,000 and $1.4 million, respectively, from the comparable periods in 2011 largely due to an increase in funding costs and a decline in the average tax liens outstanding.   RTL recorded a net loss of $323,000 for the quarter ended June 30, 2012 compared to net income of $487,000 for the comparable quarter of 2011 primarily due to increased professional and legal fees of $243,000, a $200,000 addition to a legal contingency accrual and OREO related charges of $135,000.  For the six months ended 2012 RTL recorded a net loss of $974,000 compared to net income of $1.3 million for the comparable period in 2011. The $2.3 million decline was primarily related to the decrease in net interest income mentioned above and a $1.0 million legal contingency accrual for a potential settlement with the DOJ related to their investigation.  At June 30, 2012, total assets of RTL were $43.0 million, of which $42.4 million was held in tax liens compared to total assets at December 31, 2011 of $61.8 million, of which the majority was held in tax liens.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W.  At June 30, 2011, the amount due Royal Bank from RTL was $32.9 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at June 30, 2012 were $830.6 million, a decrease of $17.8 million, or 2.1%, from December 31, 2011.  This decrease was mainly attributed to a reduction of $43.0 million, or 10.8%, in net loans and leases primarily due to the pay downs, payoffs and transfers to OREO and a $9.0 million, or 71.6%, decrease in loans held for sale.   Partially offsetting these declines was an increase in investment securities and cash and cash equivalents of $28.1 million and $7.9 million, respectively.

Cash and Cash Equivalents

Total cash and cash equivalents of $32.4 million at June 30, 2012 grew $7.9 million, or 32.3%, from $24.5 million at December 31, 2011 mainly due to the decline in loan balances.

Investment Securities

AFS investment securities of $357.1 million at June 30, 2012, increased $28.1 million, or 8.5%, from the level at December 31, 2011.  The increase was primarily due to the purchase of U.S. government agencies and U.S. government agency CMOs as a result of the excess cash from the reduction in loan balances during the first two quarters of 2012.  During the first quarter of 2012, the Company reduced its exposure in non-agency CMOs and corporate bonds by selling a portion of these investments that were held in the investment portfolio. FHLB stock was $7.6 million at June 30, 2012 and $8.5 million at December 31, 2011.

The AFS portfolio had gross unrealized losses of $1.2 million at June 30, 2012, which slightly decreased $44,000 from gross unrealized losses of $1.1 million at December 31, 2011.  The decrease in gross unrealized losses on Agency CMOs, corporate bonds and residential mortgage backed securities were slightly offset by an increase in gross unrealized losses on Non-agency CMOs, municipal bonds and other securities.  The Company recorded OTTI impairment of $859,000 on a private equity real estate fund during the second quarter of 2012. The AFS portfolio had gross unrealized gains of $7.1 million at June 30, 2012, which increased $434,000 from gross unrealized gains of $6.7 million at December 31, 2011.  For the six months ended June 30, 2012, the increase in net unrealized gains was primarily associated with an increase of gross unrealized gains related to residential mortgage backed securities and U.S. government agencies securities.

Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 14 - Comprehensive Income (Loss)” to the Consolidated Financial Statements. When a loss is deemed to be other-than-temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.

The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Loans and Leases

Total loans and leases of $372.3 million decreased $41.9 million, or 10.1%, from the level at December 31, 2011.  The decline was attributed to payoffs, balances being paid down, and transfers to OREO during the first two quarters of 2012.  The commercial real estate, tax certificates, construction, and commercial and industrial loan portfolios declined $16.3 million, $14.7 million, $8.1 million and $6.6 million, respectively. The declines for all four loan categories were related to loan payoffs, pay downs and transfers to OREO of $9.1 million. Partially offsetting these declines was small growth in leases and multi-family loans of $1.8 million and $1.4 million, respectively.  The Company has become more selective in approving construction loans as well as commercial real estate loans given the existing loan concentration coupled with the current weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate and more recently middle market business lending.

The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$47,567	$54,136
Construction	5,934	14,066
Land Development	40,614	40,054
Residential real estate	26,556	26,637
Commercial real estate	166,315	182,579
Multi-family	13,008	11,622
Tax certificates	34,094	48,809
Leases	37,775	36,014
Other	973	949
Total gross loans and leases	$372,836	$414,866
Deferred fees, net	(491)	(623)
Total loans and leases	$372,345	$414,243

Deposits

Total deposits, which are the primary source of funds, increased slightly $6.4 million, or 1.1%, to $582.3 million at June 30, 2012, from December 31, 2011.  Money market accounts, retail time deposits and savings accounts increased $10.0 million, $4.1 million and $1.0 million respectively while brokered CDs and demand and NOW accounts declined $5.8 million and $2.9 million, respectively from year end 2011.

The following table represents ending deposit balances by type:

(In thousands)	June 30, 2012	December 31, 2011
Demand (non-interest bearing)	$53,004	$54,534
NOW	41,846	43,172
Money Markets	192,752	182,830
Savings	17,294	16,263
Time deposits (over $100)	99,441	95,334
Time deposits (under $100)	177,955	177,960
Brokered deposits	-	5,823
Total deposits	$582,292	$575,916

Borrowings

At June 30, 2012, total borrowings of $149.3 million decreased $24.5 million, or 14.1%, from $173.8 million at December 31, 2011. This reduction is attributed to the maturity of a $30.0 million advance, $2.2 million in monthly payments on an amortizing borrowing and a $7.0 million repayment of short-term borrowings. The Company partially replaced the matured $30.0 million with a $15.0 million long term advance.

Shareholders’ Equity

Consolidated shareholders’ equity of $72.6 million decreased $3.3 million, or 4.5%, from $75.9 million at December 31, 2011. The decrease was primarily related to the net loss of $2.8 million and a decline in non-controlling interest of $934,000 partially offset by an increase of $340,000 in other comprehensive income related to a modest improvement in the valuation of the investment portfolio during the first two quarters of 2012.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2012, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As shown in the table below, Royal Bank met these requirements at June 30, 2012 and December 31, 2011 and met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2012 and the previous seven quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2012	$82,885	16.52%	$40,136	8.00%	$50,169	10.00%
At December 31, 2011	$82,375	15.04%	$43,803	8.00%	$54,754	10.00%
Tier I capital (to risk-weighted assets)
At June 30, 2012	$76,475	15.24%	$20,068	4.00%	$30,102	6.00%
At December 31, 2011	$75,413	13.77%	$21,902	4.00%	$32,852	6.00%
Tier I capital (to average assets, leverage)
At June 30, 2012	$76,475	9.37%	$32,654	4.00%	$40,817	5.00%
At December 31, 2011	$75,413	9.09%	$33,189	4.00%	$41,486	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the six
	months ended	For the year ended
(In thousands)	June 30, 2012	December 31, 2011
RAP net loss	$(7,240)	$(15,626)
Tax lien adjustment, net of noncontrolling interest	5,529	7,738
U.S. GAAP net loss	$(1,711)	$(7,888)

	At June 30, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.52%	18.05%	15.04%	17.02%
Tier I capital (to risk-weighted assets)	15.24%	16.77%	13.77%	15.75%
Tier I capital (to average assets, leverage)	9.37%	10.38%	9.09%	10.48%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2012	$102,413	19.81%	$41,368	8.00%	N/A	N/A
At December 31, 2011	$106,745	18.82%	$45,386	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At June 30, 2012	$94,613	18.30%	$20,684	4.00%	N/A	N/A
At December 31, 2011	$99,539	17.55%	$22,693	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At June 30, 2012	$94,613	11.31%	$33,463	4.00%	N/A	N/A
At December 31, 2011	$99,539	11.64%	$34,209	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for the previous eight quarters consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the six
	months ended	For the year ended
(In thousands)	June 30, 2012	December 31, 2011
U.S. GAAP net loss	$(2,819)	$(8,563)
Tax lien adjustment, net of noncontrolling interest	(5,529)	(7,738)
RAP net loss	$(8,348)	$(16,301)

	At June 30, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.81%	18.33%	18.82%	16.90%
Tier I capital (to risk-weighted assets)	18.30%	16.82%	17.55%	15.63%
Tier I capital (to average assets, leverage)	11.31%	10.32%	11.64%	10.29%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  At June 30, 2012, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At June 30, 2012, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios.  The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At June 30, 2012, the Company’s liquidity ratios were more than three times the policy minimums.

On August 13, 2009, the Company’s Board determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Board also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of June 30, 2012 the trust preferred interest payment in arrears was $2.1 million and has been recorded in interest expense and accrued interest payable. As of June 30, 2012 the Series A Preferred stock dividend in arrears was $4.9 million and has not been recognized in the consolidated financial statements.

The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, U.S. agencies, and to a lesser extent, federal funds sold.  The overall liquidity position of Royal Bank is monitored on a weekly basis while the remaining legal entities are monitored monthly.

In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements.  Interest rate sensitivity is a function of the re-pricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities re-pricing, the timing of the re-pricing, and the interest rate sensitivity gaps which are a continual challenge in a changing rate environment.

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2012:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$23.9	$-	$-	$-	$8.5	$32.4
Investment securities AFS	37.5	66.8	148.6	98.4	5.8	357.1
Loans:
Fixed rate	22.6	56.5	138.5	17.3	(17.5)	217.4
Variable rate	114.6	26.4	-	-	-	141.0
Total loans	137.2	82.9	138.5	17.3	(17.5)	358.4
Other assets	-	23.4	-	-	59.3	82.7
Total Assets	$198.6	$173.1	$287.1	$115.7	$56.1	$830.6
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$53.0	$53.0
Interest bearing deposits	27.5	82.7	141.7	-	-	251.9
Certificate of deposits	26.9	126.7	107.3	16.5	-	277.4
Total deposits	54.4	209.4	249.0	16.5	53.0	582.3
Borrowings	44.3	50.0	15.0	40.0	-	149.3
Other liabilities	-	-	-	-	26.4	26.4
Capital	-	-	-	-	72.6	72.6
Total liabilities & capital	$98.7	$259.4	$264.0	$56.5	$152.0	$830.6
Net interest rate GAP	$99.9	$(86.3)	$23.1	$59.2	$(95.9)
Cumulative interest rate GAP	$99.9	$13.6	$36.7	$95.9
GAP to total assets	12%	-10%
GAP to total equity	138%	-119%
Cumulative GAP to total assets	12%	2%
Cumulative GAP to total equity	138%	19%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At June 30, 2012, floating rate loans with floors and without floors were $78.6 million and $62.4 million, respectively.

REGULATORY ORDERS

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”).   Following the issuance of the Orders, management implemented plans to address key areas that were noted in the Orders.  Management was successful in executing these plans and reduced classified assets, delinquencies, commercial real estate concentrations, reliance on non-core deposits and wholesale funding sources and strengthened capital ratios which were all factors that contributed to replacing the Orders with an MOU.   Management has continued to improve in each of these areas since the Orders were replaced with the MOU.  Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At June 30, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 16.52% and 9.37%, respectively.

Federal Reserve Agreement

On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s Board will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s Board will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal  notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s Board will, within 30 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.

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

In order to meet the requirements, primarily maintaining adequate capital ratios, in the previous Orders, the current MOU, and the Federal Reserve Agreement, management adopted a strategy to deleverage the balance sheet.    This strategy assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.  The deleveraging was largely accomplished by reducing brokered deposits from $226.9 million at June 30, 2009 to $0 as of June 30, 2012.  In addition, borrowings were reduced by $160.3 million during the same three year period.  During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which has weighed heavily on earnings and was the largest contributing factor to the Company’s continued losses.  As a result of the significant decline in level of classified assets, there has been a corresponding reduction in impairments, the provision for loan and lease losses, and the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets which has resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earnings assets and interest bearing liabilities.  In the event further deleveraging is necessary to maintain the required capital levels, net interest income would be impacted.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the “Liquidity and Interest Rate Sensitivity” section of the “Management’s Discussion and Analysis of Financial Condition and Results Operations” of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2012.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   As previously discussed in the Company’s form 10-K for the year ended December 31, 2011, on March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believes that the outcome of the investigation will result in fines and penalties being assessed against both CSC and RTL.  Although no proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing, the Company has accrued $2.0 million, $1.6 million and $400,000 during the first and second quarters of 2012, as a reasonable estimate for a loss contingency relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $1.2 million.  An additional loss resulting from the DOJ investigation is reasonably possible, but cannot be reasonably estimated at this time.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied by the DOJ against CSC or RTL.

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, a number of lawsuits have been filed against the former President of CSC and RTL, CSC, RTL, the Company and certain other parties.  On March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey.  The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief.   As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this class action lawsuit.

On March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)(Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)(T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)( Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey)(Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey), respectively.  On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the Boyer action with all subsequently filed or transferred related actions, including the ones mentioned above.  The Court will appoint plaintiff lead counsel.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

On or about March 15, 2012, CSC, RTL and the Company were named defendants, among others, in a complaint filed by Marina Bay Towers Urban Renewal II, LP (“MBT”) in the Superior Court of New Jersey, Law Division, Cape May County.  The complaint alleges essentially the same claims as asserted in the Boyer action.  However MBT does not seek to represent a class and only seeks remedies related to itself.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

Item 1A.	Risk Factors.

Our business may be impacted by the existence of the informal agreement for Royal Bank and the Federal Reserve Agreement with the Federal Reserve Bank of Philadelphia.

Our success as a business is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the informal agreement and the Federal Reserve Agreement limits and impacts our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the informal agreement and the Federal Reserve Agreement. Our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be potentially impacted and thereby limit liquidity alternatives. Royal Bank’s ability to pay dividends to the Company, which provides funding for cash dividends to the Company’s shareholders, is subject to prior written consent of the FDIC and Department.  Moreover, the Company is prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Our ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the informal agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the informal agreement and the Federal Reserve Agreement. Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At June 30, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 16.52% and 9.37%, respectively.

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

Other than as set forth above, there have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2011.

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

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 14, 2012.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 14, 2012.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 14, 2012.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of  Royal Bancshares of Pennsylvania on August 14, 2012.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: August 14, 2012
/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer