Form 10-Q
period 2012-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2012-11-14
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:   September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No. ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2012
$2.00 par value	10,871,454

Class B Common Stock	Outstanding at October 31, 2012
$0.10 par value	2,074,099

PART I – FINANCIAL STATEMENTS
Item 1.	Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	(In thousands, except share data)
Cash and due from banks	$8,334	$10,128
Interest bearing deposits	31,116	14,378
Total cash and cash equivalents	39,450	24,506
Investment securities available-for-sale ("AFS”)	358,455	329,006
Other investment, at cost	2,250	1,538
Federal Home Loan Bank ("FHLB") stock	6,916	8,474
Loans and leases held for sale ("LHFS")	2,718	12,569
Loans and leases ("LHFI")	343,049	414,243
Less allowance for loan and lease losses	17,417	16,380
Net loans and leases	325,632	397,863
Bank owned life insurance	14,446	14,032
Accrued interest receivable	10,893	15,463
Other real estate owned ("OREO"), net	22,080	21,016
Premises and equipment, net	5,313	5,394
Other assets	13,528	18,587
Total assets	$801,681	$848,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$59,262	$54,534
Interest bearing	511,988	521,382
Total deposits	571,250	575,916
Short-term borrowings	-	54,218
Long-term borrowings	108,446	93,782
Subordinated debentures	25,774	25,774
Accrued interest payable	5,932	3,450
Other liabilities	21,279	19,363
Total liabilities	732,681	772,503
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at September 30, 2012 and December 31, 2011	29,263	28,878
Class A common stock, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,369,942 and 11,361,580 at September 30, 2012 and December 31, 2011, respectively	22,740	22,723
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,074,099 and 2,081,371 at September 30, 2012 and December 31, 2011, respectively	207	208
Additional paid in capital	126,280	126,245
Accumulated deficit	(108,835)	(100,803)
Accumulated other comprehensive income	2,210	800
Treasury stock - at cost, shares of Class A, 498,488 at September 30, 2012 and December 31, 2011	(6,971)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	64,894	71,080
Noncontrolling interest	4,106	4,865
Total equity	69,000	75,945
Total liabilities and shareholders’ equity	$801,681	$848,448

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest income
Loans and leases, including fees	$6,298	$7,545	$19,766	$22,986
Investment securities available-for-sale	1,453	2,485	5,196	7,567
Deposits in banks	10	18	28	67
Federal funds sold	-	1	-	3
Total Interest Income	7,761	10,049	24,990	30,623
Interest expense
Deposits	1,440	1,932	4,641	7,206
Short-term borrowings	1	40	309	124
Long-term borrowings	938	1,245	2,759	3,746
Total Interest Expense	2,379	3,217	7,709	11,076
Net Interest Income	5,382	6,832	17,281	19,547
Provision for loan and lease losses	1,761	428	3,360	5,568
Net Interest Income after Provision for Loan and Lease Losses	3,621	6,404	13,921	13,979

Other income
Service charges and fees	315	312	893	821
Net gains on sales of other real estate owned	228	206	345	1,500
Net gains on the sale of AFS investment securities	225	464	384	1,565
Income from bank owned life insurance	139	92	414	278
Gains on sales of loans and leases	39	33	2,044	51
Income related to real estate owned via equity investments	18	137	56	682
Income from real estate joint ventures	-	-	-	250
Other income	187	244	480	873
Total other-than-temporary impairment losses on investment securities	-	(1,415)	(859)	(1,796)
Total Other Income	1,151	73	3,757	4,224
Other expenses
Employee salaries and benefits	2,859	2,881	8,909	8,288
OREO impairment	2,364	1,493	3,413	4,633
Professional and legal fees	986	904	3,296	3,251
Impairment on loans held for sale	856	-	856	304
Occupancy and equipment	499	562	1,619	1,739
OREO and loan collection expenses	393	826	1,811	2,003
Pennsylvania shares tax	314	312	951	936
FDIC and state assessments	287	453	778	1,539
Directors' fees	95	84	304	252
Loss contingency accrual	-	-	2,000	-
Expenses related to real estate owned via equity investments	-	23	-	124
Other operating expenses	756	571	2,131	1,794
Total Other Expenses	9,409	8,109	26,068	24,863
Loss Before Tax Benefit	(4,637)	(1,632)	(8,390)	(6,660)
Income tax benefit	-	-	-	-
Net Loss	$(4,637)	$(1,632)	$(8,390)	$(6,660)
Less net income (loss) attributable to noncontrolling interest	$175	$261	$(759)	$969
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(4,812)	$(1,893)	$(7,631)	$(7,629)
Less Preferred stock Series A accumulated dividend and accretion	$511	$502	$1,525	$1,499
Net loss available to common shareholders	$(5,323)	$(2,395)	$(9,156)	$(9,128)
Per common share data
Net loss – basic and diluted	$(0.40)	$(0.18)	$(0.69)	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Loss - (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(4,637)	$(1,632)	$(8,390)	$(6,660)
Other comprehensive income, net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	1,067	(273)	838	232
Less adjustment for impaired investments	-	(998)	(558)	(1,167)
Less reclassification adjustment for gains realized in net loss	147	301	250	1,017
Unrealized gains on investment securities	920	424	1,146	382
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(150)	(32)	(264)	(107)
Other comprehensive income	1,070	456	1,410	489
Comprehensive loss	$(3,567)	$(1,176)	$(6,980)	$(6,171)
Less net income (loss) attributable to noncontrolling interest	175	261	(759)	969
Comprehensive loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(3,742)	$(1,437)	$(6,221)	$(7,140)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Nine months ended September 30, 2012
(unaudited)

(In thousands,	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2012	$28,878	11,362	$22,723	2,081	$208	$126,245	$(100,803)	$800	$(6,971)	$4,865	$75,945
Comprehensive loss
Net loss							(7,631)			(759)	(8,390)
Other comprehensive income, net of reclassifications and taxes								1,410			1,410
Common stock conversion from Class B to Class A		8	17	(7)	(1)		(16)				-
Accretion of discount on preferred stock	385						(385)				-
Stock option expense						35					35
Balance September 30, 2012	$29,263	11,370	$22,740	2,074	$207	$126,280	$(108,835)	$2,210	$(6,971)	$4,106	$69,000

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Nine months ended September 30, 2011
(unaudited)

(In thousands,	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2011	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093
Comprehensive loss
Net loss							(7,629)			969	(6,660)
Other comprehensive income, net of reclassifications and taxes								489			489
Common stock conversion from Class B to Class A		7	12	(6)	(1)		(11)				-
Accretion of discount on preferred stock	359						(359)				-
Stock option expense						69					69
Balance September 30, 2011	$28,754	11,362	$22,723	2,081	$208	$126,221	$(99,745)	$2,431	$(6,971)	$4,370	$77,991

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30,

(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(7,631)	$(7,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	300	352
Stock compensation expense	35	69
Provision for loan and lease losses	3,360	5,568
Impairment charge for other real estate owned	3,413	4,633
Net amortization of investment securities	4,776	1,995
Net accretion on loans	(192)	(220)
Net gains on sales of other real estate	(345)	(1,500)
Proceeds from sales of loans and leases	11,039	831
Gains on sales of loans and leases	(2,044)	(51)
Net gains on sales of investment securities	(384)	(1,565)
Distribution from investments in real estate	(56)	(150)
Gain from sale of premises of real estate owned via equity investment	-	(528)
Income from real estate joint ventures	-	(250)
Income from bank owned life insurance	(414)	(278)
Impairment of loans held for sale	856	304
Impairment of available-for-sale investment securities	859	1,796
Changes in assets and liabilities:
Decrease in accrued interest receivable	4,570	870
Decrease in other assets	5,059	11,644
Increase in accrued interest payable	2,482	1,734
Increase in other liabilities	1,916	2,318
Net cash provided by operating activities	27,599	19,943
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale ("AFS") investment securities	109,503	59,912
Proceeds from sales of AFS investment securities	27,089	112,721
Purchase of AFS investment securities	(170,090)	(167,874)
Redemption of Federal Home Loan Bank stock	1,558	1,485
Net decrease in loans	57,308	66,283
Purchase of premises and equipment	(219)	(117)
Net proceeds from sale of premises of real estate owned via equity investments	-	7,939
Distribution from investments in real estate	56	150
Net increase in real estate owned via equity investments	-	(7,411)
Proceeds from sales of real estate owned	6,360	8,742
Net cash provided by investing activities	31,565	81,830
Cash flows from financing activities:
Increase in demand and NOW accounts	1,332	1,981
(Decrease) increase in money market and savings accounts	(3,461)	5,791
Decrease in certificates of deposit	(2,537)	(123,794)
Repayments of short-term borrowings	(54,218)	-
Repayments of long-term borrowings	(336)	(5,191)
Proceeds from long-term borrowings	15,000	-
Net cash used in financing activities	(44,220)	(121,213)
Net increase (decrease) in cash and cash equivalents	14,944	(19,440)
Cash and cash equivalents at the beginning of the period	24,506	51,733
Cash and cash equivalents at the end of the period	$39,450	$32,293
Supplemental Disclosure
Interest paid	$5,227	$9,342
Transfers to other real estate owned	$10,492	$5,088

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Summary of Significant Accounting Policies

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly-owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and its three 60% ownership interests in Crusader Servicing Corporation (“CSC”), Royal Tax Lien Services, LLC (“RTL”), and Royal Bank America Leasing, LP.  The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2011 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net loss for the periods presented herein as a result of reclassification.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which amends ASC Topic 210 “Balance Sheet”. Because of the significant differences in requirements under U.S. GAAP and International Financial Reporting Standards ("IFRS"), FASB and the International Accounting Standards Board (“IASB”) are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2.	Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”).  Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At September 30, 2012, based on capital levels calculated under regulatory accounting purposes (“RAP”), Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 9.12% and 17.09%, respectively.  Please refer to “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements.

Following the issuance of the Orders, management implemented plans to address key areas that were noted in the Orders.  Management has reduced classified assets, delinquencies, commercial real estate concentrations, reliance on non-core deposits and wholesale funding sources and strengthened capital ratios which were all factors that contributed to replacing the Orders with the MOU.  Management has continued to improve in each of these areas since the Orders were replaced with the MOU.

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

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the MOU and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the MOU and the Federal Reserve Agreement. Additionally, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the MOU and the Federal Reserve Agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the MOU and the Federal Reserve Agreement.

Continued Losses

Over the past four calendar years, the Company has recorded significant losses totaling $104.0 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on other real estate owned (“OREO”), credit related expenses and the establishment of a deferred tax valuation allowance.  For the first nine months of 2012, the net loss amounted to $7.6 million, which was equivalent to the loss recorded for the comparable period in 2011. Included in the loss for 2012 was a $2.0 million legal contingency accrual for a potential settlement with the U.S. Department of Justice related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $1.2 million.  In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  The Company’s deferred tax valuation allowance amounted to $36.4 million at September 30, 2012.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.

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

The Company had non-performing loans of $27.8 million and $58.2 million at September 30, 2012 and 2011, respectively.  The Company recorded $2.9 million and $3.7 million in charge-offs and write-downs for the three and nine months ended September 30, 2012, respectively compared to $2.4 million and $9.8 million  in charge-offs and write-downs for the comparable periods of 2011, respectively.  OREO balances were $22.1 million and $21.9 million at September 30, 2012 and 2011, respectively.

Management is reporting information as of June 30, 2009 as a benchmark for the following comparisons since the Orders reflected the balance sheet conditions and Statement of Operations as of that date.  Royal Bank reduced net classified loans, which includes loans held for sale (“LHFS”) and OREO from $149.6 million at June 30, 2009 to $52.6 million at September 30, 2012. Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $2.1 million at September 30, 2012. Material advances on any classified or delinquent loan are to be approved by the Board and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. The Company recorded other-than-temporary-impairment (“OTTI”) losses of $0 and $859,000 for the three and nine months ended September 30, 2012, respectively, compared to $1.4 million and $1.8 million during the comparable periods of 2011, respectively.

Commercial Real Estate Concentrations

As mentioned previously the adverse economic conditions have primarily impacted the real estate secured loan portfolio.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While the Company believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the profitable operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general, which may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Bank’s commercial real estate loans, which may require the Company to obtain additional capital.

Commercial real estate and construction and land development loans held for investment were $210.6 million at September 30, 2012 comprising 61% of total loans compared to $248.3 million or 60% of total loans at December 31, 2011.  Based on capital levels calculated under U.S. GAAP and RAP, Royal Bank does not have a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006. Please see discussion in “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements.

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels.  As discussed in “Note 8 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements, Royal Bank has an over collateralized delivery requirement of 105% with the FHLB as a result of the level of non-performing assets and the losses that have been experienced over the past four years. The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of September 30, 2012, Royal Bank had $32.5 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at September 30, 2012, Royal Bank had $201.2 million in unpledged agency securities that were available to be pledged as collateral if needed and $39.5 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was $5.0 million at September 30, 2012, and was based on collateral pledged.

At September 30, 2012, the liquidity to deposits ratio was 50.8% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 39.9% compared to Royal Bank’s 10% policy target. Brokered CDs declined from $226.9 million at June 30, 2009 to $0 million at September 30, 2012.  Borrowings declined $164.0 million from $272.4 million at June 30, 2009 to $108.4 million at September 30, 2012.

The Company also has unfunded pension plan obligations of $15.0 million as of September 30, 2012 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of September 30, 2012, the Series A Preferred stock dividend in arrears was $5.4 million and has not been recognized in the consolidated financial statements.  As of September 30, 2012 the trust preferred interest payment in arrears was $2.3 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the capital position of Royal Bank. As a result of the Company missing the sixth quarterly dividend payment due on November 16, 2010, the Treasury exercised its rights under the Capital Purchase Program and appointed two directors to our Board in 2011 until all accrued but unpaid dividends have been paid in full by the Company.

At September 30, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2012 and the previous eight quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At September 30, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 17.09% and 9.12%, respectively.

Department of Justice Investigation (“DOJ”)

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.  As previously discussed in the Company’s Form 10-K for the year ended December 31, 2011, in March 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States Department of Justice (“DOJ”).  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against both CSC and RTL.  As a result, the Company accrued an aggregate of $2.0 million during the first and second quarters of 2012 as an estimate for a loss contingency for potential DOJ fines and penalties relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this nonprosecution protection.  The DOJ further agreed to recommend that the appropriate fine for CSC would be $2.0 million, which, as stated above, has been recognized in the Company’s financial statements.  The actual fine to be imposed, however, lies within the sole discretion of the sentencing judge.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

Additionally a number of lawsuits have been filed in the Superior Court of New Jersey against the former President of CSC and RTL, CSC, RTL, Royal Bancshares of Pennsylvania and certain other parties on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations. These lawsuits allege violations of the New Jersey Antitrust Act and unjust enrichment, and seek treble damages, attorney fees and injunctive relief.  CSC, RTL and Royal Bancshares removed these cases to the U.S. District Court for the District of New Jersey. On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the Boyer action with all subsequently filed or transferred related actions.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file on or before November 21, 2012 a master complaint for the consolidated action.   As of the date of this filing Royal Bancshares and Royal Bank cannot reasonably estimate the possible loss or range of loss that may result from these actions or proceedings.

Company Plans and Strategy

In addition to increased board oversight and the creation of a Regulatory Compliance Committee in response to the previous Orders, the Company has enhanced the Board through the addition of experienced directors with diverse backgrounds. The new members are comprised of the following: a former banking regulator with consulting experience, a former Chief Executive Officer (“CEO”) of a much larger financial institution who has bank turnaround experience, a former President of the lead bank within a larger financial institution (Treasury appointee), a former executive within the financial services industry (Treasury appointee) and a former senior partner of a public accounting firm.  During the first quarter, the Board elected a Lead Independent Director to further improve corporate governance by serving as a liaison between the Chairman of the Board, management, and the independent directors. Royal Bank recently hired a new Chief Lending Officer (“CLO”) who has significant experience in commercial and consumer lending with a larger bank within the Philadelphia market. In addition, due to the pending retirement of the current CEO on or before December 31, 2012 and the retirement of the President during the second quarter of 2012, the Company’s Board is conducting an executive search for a candidate for the combined role of President and CEO.

In order to meet the requirements in the previous Orders, the current MOU, and the Federal Reserve Agreement, management adopted a strategy to deleverage the balance sheet.  The deleveraging strategy has provided greater use of the existing capital despite the continued losses by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels. The Board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the previous Orders and current MOU and have therefore developed a contingency plan to maintain capital ratios at required levels. This strategy also assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.  The deleveraging was largely accomplished by reducing brokered deposits from $226.9 million at June 30, 2009 to $0 as of September 30, 2012.  In addition, borrowings were reduced by $164.0 million during the same period.  The Company’s strategic plan includes improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio and returning to profitability. In concert with these efforts, the Company has started to transition towards a community bank focus within its geographic footprint and adjacent markets.

During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which has weighed heavily on earnings and was the largest contributing factor to the Company’s continued losses. The Company has made progress in improving capital ratios, improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining strong liquidity. As a result of the decline in level of classified assets, there has been a corresponding reduction in impairments, the provision for loan and lease losses, and the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets which has resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earnings assets and interest bearing liabilities.  In the event further deleveraging is necessary to maintain the required capital levels, net interest income would be impacted.

Note 3.	Investment Securities

The carrying value and fair value of investment securities AFS at September 30, 2012 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$21,767	$571	$-	$-	$22,338
U.S. government agencies	49,136	191	(19)	-	49,308
Common stocks	33	13	-	-	46
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	254,005	5,076	(333)	-	258,748
Non-agency	1,042	-	(18)	-	1,024
Corporate bonds	6,299	39	(107)	-	6,231
Municipal bonds	3,623	1	(15)	-	3,609
Trust preferred securities	9,375	1,940	-	-	11,315
Other securities	5,692	527	(383)	-	5,836
Total available for sale	$350,972	$8,358	$(875)	$-	$358,455

The carrying value and fair value of investment securities AFS at December 31, 2011 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$16,763	$309	$(67)	$-	$17,005
U.S. government agencies	35,966	122	(4)	-	36,084
Common stocks	130	118	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	3,315	(543)	-	234,034
Non-agency	4,739	94	(1)	-	4,832
Corporate bonds	13,342	104	(471)	-	12,975
Municipal bonds	985	-	(20)		965
Trust preferred securities	13,665	2,280	-	-	15,945
Other securities	6,586	347	(15)	-	6,918
Total available for sale	$323,438	$6,689	$(1,121)	$-	$329,006

The amortized cost and fair value of investment securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2012
(In thousands)	Amortized cost	Fair value
Within 1 year	$100	$100
After 1 but within 5 years	6,199	6,275
After 5 but within 10 years	9,601	9,498
After 10 years	52,533	54,590
Mortgage-backed securities-residential	21,767	22,338
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	254,005	258,748
Non-agency	1,042	1,024
Total available for sale debt securities	345,247	352,573
No contractual maturity	5,725	5,882
Total available for sale securities	$350,972	$358,455

Proceeds from the sales of investments AFS during the three months ended September 30, 2012 and 2011 were $15.2 million and $42.2 million, respectively.  Proceeds from the sales of investments AFS for the nine months ended September 30, 2012 and 2011 were $27.1 million and $112.7 million, respectively.  The following table summarizes gross gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2012	2011	2012	2011
Gross realized gains	$225	$637	$565	$2,364
Gross realized losses	-	(173)	(181)	(799)
Net realized gains	$225	$464	$384	$1,565

The Company evaluates securities for OTTI at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 325 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

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

The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2012	2011	2012	2011
Trust preferred securities	$-	$1,415	$-	$1,749
Common stocks	-	-	-	47
Other securities	-	-	859	-
Total OTTI charges	$-	$1,415	$859	$1,796

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2012 and 2011 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2012	2011
Balance at January 1,	$173	$924
Additional credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	-	334
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company does not expect to recover the entire amortized cost	-	(1,085)
Balance at September 30,	$173	$173

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

September 30, 2012	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$5,766	$(19)	$-	$-	5,766	(19)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	41,612	(311)	2,649	(22)	44,261	(333)
Non-agency	1,024	(18)	-	-	1,024	(18)
Corporate bonds	1,984	(15)	2,906	(92)	4,890	(107)
Municipal bonds	1,579	(15)	-	-	1,579	(15)
Other securities	1,513	(313)	303	(70)	1,816	(383)
Total available-for-sale	$53,478	$(691)	$5,858	$(184)	$59,336	$(875)

December 31, 2011	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities-residential	$9,588	$(67)	$-	$-	$9,588	$(67)
U.S. government agencies	2,999	(1)	3,996	(3)	6,995	(4)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	35,511	(374)	10,149	(169)	45,660	(543)
Non-agency	-	-	669	(1)	669	(1)
Corporate bonds	3,804	(197)	3,751	(274)	7,555	(471)
Municipal bonds	965	(20)	-	-	965	(20)
Other securities	502	(15)	-	-	502	(15)
Total available-for-sale	$53,369	$(674)	$18,565	$(447)	$71,934	(1,121)

The AFS portfolio had gross unrealized losses of $875,000 and $1.1 million at September 30, 2012 and December 31, 2011, respectively.  For the nine months ended September 30, 2012, the Company recorded $859,000 in OTTI on a private equity real estate fund due to recently received fund financials. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of September 30, 2012, the Company owns common stock of two financial institutions with a total fair value of $46,000 and an unrealized gain of $13,000.  During the first quarter of 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

U.S. government-sponsored agencies (“US Agencies”):  As of September 30, 2012, the Company had two US Agency bonds with a fair value of $5.8 million and gross unrealized losses of $19,000.  The two US Agency bonds have been in an unrealized loss position for less than twelve months and are callable at par.  Management believes that the unrealized loss on these debt securities is a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell the securities before recovery of the cost basis and will not more likely than not be required to sell these securities before recovery of the cost basis.  Therefore, management has determined that these two securities are not other-than-temporarily impaired at September 30, 2012.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of September 30, 2012, the Company had fourteen Agency CMOs with a fair value of $44.3 million and gross unrealized losses of $333,000. Thirteen of the Agency CMOs have been in an unrealized loss position for less than twelve months. The one Agency CMO that has been in an unrealized loss position for more than twelve months has a fair market value of $2.6 million and an unrealized loss of $22,000 at September 30, 2012.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2012.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of September 30, 2012, the Company had one non-agency CMO with a fair value of $1.0 million and a gross unrealized loss of $18,000.  The non-agency CMO bond has been in an unrealized loss position for less than twelve months and is rated CCC. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bond by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.  Therefore, the Company does not consider the bond to be other-than-temporarily impaired as of September 30, 2012.

Corporate bonds:  As of September 30, 2012, the Company had five corporate bonds with a fair value of $4.9 million and gross unrealized losses of $107,000.  Two bonds have been in an unrealized loss position for less than twelve months and three bonds have been in an unrealized loss position for more than twelve months.  All five bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the five bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the five bonds to be other-than-temporarily impaired at September 30, 2012.

Municipal bonds:  As of September 30, 2012, the Company had three municipal bonds with a fair value of $1.6 million and gross unrealized losses of $15,000.  The municipal bonds have been in an unrealized loss position for less than twelve months and are investment grade. Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at September 30, 2012.

Other securities:  As of September 30, 2012, the Company had seven investments in private equity funds which were predominantly invested in real estate.  During the second quarter of 2012, the Company recorded a non-credit related OTTI charge of $859,000 in earnings on one of the funds. After reviewing the fund’s most recent financials, management concluded that the fund was other-than-temporarily impaired.  As of September 30, 2012, three other private equity real estate funds had a fair value of $1.8 million and an unrealized loss of $383,000.  Two of the funds have been in an unrealized loss position for less than twelve months and the other fund has been in an unrealized loss position for more than twelve months. OTTI charges were recorded in a prior period on two of these funds.  After reviewing the funds’ financials, net equity values, and its near-term projections, management concluded that there was no additional impairment during the first nine months of 2012.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other-than-temporary.

Note 4.	Loans and Leases

Major classifications of loans and leases held for investment (“LHFI”) are as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$39,831	$54,136
Construction	6,293	14,066
Land development	33,987	40,054
Residential real estate	26,100	26,637
Commercial real estate	161,834	182,579
Multi-family	8,490	11,622
Tax certificates	27,622	48,809
Leases	38,313	36,014
Other	1,094	949
Total gross loans	$343,564	$414,866
Deferred fees, net	(515)	(623)
Total loans and leases	$343,049	$414,243

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at September 30, 2012.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At September 30, 2012 and December 31, 2011, the Company had $2.7 million and $12.6 million; respectively, in non-accrual LHFS. These loans were transferred from LHFI at the lower of cost or fair market value using expected net sales proceeds.  During the third quarter, the Company recorded an $856,000 impairment charge on the one LHFS at September 30, 2012.  During the first nine months of 2012, the Company sold five loans and received proceeds of $11.0 million and recorded gains of $2.0 million as a result of these sales.

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company uses a nine point grading risk classification system commonly used in the financial services industry as the credit quality indicator.  The first four classifications are rated Pass.  The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss.  The risk rating is related to the underlying credit quality and probability of default.  These risk ratings are used to calculate the historical loss component of the allowance for loan and lease losses (“ALLL”).

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

All loans, at the time of presentation to the appropriate loan committee, are given an initial loan risk rating by the Chief Credit Officer (“CCO”). From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

The following tables present risk ratings for each loan portfolio segment at September 30, 2012 and December 31, 2011, excluding LHFS.

September 30, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$1,136	$15,991	$16,846	$580	$5,727	$40,280
Commercial real estate	65,874	68,736	13,056	2,355	11,813	161,834
Commercial & industrial	13,400	10,706	10,218	89	5,418	39,831
Residential real estate	15,222	7,344	2,261	-	1,273	26,100
Multi-family	5,671	2,105	714	-	-	8,490
Leases	37,588	485	66	-	174	38,313
Other	930	164	-	-	-	1,094
Tax certificates	26,906	-	-	-	716	27,622
Subtotal LHFI	166,727	105,531	43,161	3,024	25,121	343,564
Less: Deferred loan fees						(515)
Total LHFI						$343,049

December 31, 2011			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$1,303	$17,493	$19,936	$2,374	$13,014	$54,120
Commercial real estate	87,308	64,878	13,722	-	16,671	182,579
Commercial & industrial	19,073	12,101	18,242	-	4,720	54,136
Residential real estate	15,335	9,092	1,071	-	1,139	26,637
Multi-family	4,962	3,907	1,050	-	1,703	11,622
Leases	35,355	147	27	-	485	36,014
Other	847	102	-	-	-	949
Tax certificates	47,786	-	-	-	1,023	48,809
Subtotal LHFI	211,969	107,720	54,048	2,374	38,755	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The past due status of all classes of loans and leases receivable is determined based on contractual due dates for loan payments. Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.  The following tables present an aging analysis of past due payments for each loan portfolio segment at September 30, 2012 and December 31, 2011, excluding LHFS.

September 30, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$5,727	$34,553	$40,280
Commercial real estate	1,066	-	-	11,813	148,955	161,834
Commercial & industrial	-	-	-	5,418	34,413	39,831
Residential real estate	379	148	-	1,273	24,300	26,100
Multi-family	-	-	-	-	8,490	8,490
Leases	485	65	-	174	37,589	38,313
Other	-	-	-	-	1,094	1,094
Tax certificates	-	-	-	716	26,906	27,622
Subtotal LHFI	1,930	213	-	25,121	316,300	343,564
Less: Deferred loan fees						(515)
Total LHFI						$343,049

December 31, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$13,014	$41,106	$54,120
Commercial real estate	2,837	100	-	16,671	162,971	182,579
Commercial & industrial	148	-	-	4,720	49,268	54,136
Residential real estate	527	382	-	1,139	24,589	26,637
Multi-family	-	-	-	1,703	9,919	11,622
Leasing	147	28	-	485	35,354	36,014
Other	-	-	-	-	949	949
Tax certificates	-	-	-	1,023	47,786	48,809
Subtotal LHFI	3,659	510	-	38,755	371,942	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The following tables detail the composition of the non-accrual loans at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$5,727	$1,210	$13,014	$-
Commercial real estate	11,813	1,313	16,671	-
Commercial & industrial	5,418	222	4,720	-
Residential real estate	1,273	22	1,139	24
Multi-family	-	-	1,703	-
Leases	174	41	485	114
Tax certificates	716	-	1,023	-
Total non-accrual LHFI	$25,121	$2,808	$38,755	$138
Non-accrual loans held for sale
Construction and land development	$-	$-	$8,901	$-
Commercial real estate	2,718	-	3,634	-
Residential real estate	-	-	34	-
Total non-accrual LHFS	$2,718	$-	$12,569	$-
Total non-accrual loans	$27,839	$2,808	$51,324	$138

Total non-accrual loans at September 30, 2012 were $27.8 million and were comprised of $25.1 million in LHFI and $2.7 million in LHFS.  Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.   The $23.5 million decrease was the result of a $17.4 million reduction in existing non-accrual loan balances through payments and sales, $10.5 million in transfers to OREO, and $3.7 million in charge-offs and write downs partially offset by additions of $8.1 million in non-accrual LHFI.  There was one commercial loan for $2.7 million that went non-accrual during the first quarter of 2012 and $3.7 million in tax certificates that went non-accrual and were then transferred to OREO during the first nine months of 2012.  If interest had been accrued, such income would have been approximately $653,000 and $2.4 million for the three and nine months ended September 30, 2012, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.

Total cash collected on impaired loans, which includes LHFS, during the nine months ended September 30, 2012 and 2011 was $22.3 million and $16.3 million respectively, of which $20.1 million and $16.3 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$14,718	$1,068
Impaired loans without a valuation allowance	12,727	45,009
Impaired LHFS	2,718	12,569
Total impaired loans	$30,163	$58,646

Valuation allowance related to impaired loans	$2,808	$138

Troubled Debt Restructurings

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At September 30, 2012, the Company had nine TDRs, of which six are on non-accrual status, with a total carrying value of $8.6 million.  At the time of the modifications, six of the loans were already classified as impaired loans.   At December 31, 2011, the Company had twelve TDRs with a total carrying value of $14.2 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.  During 2012, the Company sold two of the TDRs and received $980,000 in proceeds.  During the third quarter of 2012, the Company negotiated the payoffs of two TDRs and collected $2.9 million after recording a charge-off of $541,000.  There was one new TDR for the third quarter ended September 30, 2012.  The Company did not have any new TDRs during the first two quarters of 2012.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at September 30, 2012.

(In thousands)	Number of loans	Accrual Status	Non- Accrual Status	Total TDRs

Construction and land development	4	$1,826	$920	$2,746
Commercial real estate	2	620	2,503	3,123
Commercial & industrial	1	-	2,538	2,538
Residential real estate	2	-	157	157
Total	9	$2,446	$6,118	$8,564

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2012.

	Modification by type for the three and nine months ended September 30, 2012
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of Types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$-	$-	$-	$290	$290	$290	$290

At September 30, 2012, all of the TDRs were in compliance with their restructured terms.

Note 5.	Allowance for Loan and Lease Losses

The following tables present the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment (before net deferred fees) for the three and nine months ended September 30, 2012, the year ended December 31, 2011 and the three and nine months ended September 30, 2011.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended September 30, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,679	$3,738	$2,206	$946	$1,125	$20	$1,212	$332	$237	$17,495
Charge-offs	-	(1,242)	(156)	(541)	(30)	-	(82)	(29)	-	(2,080)
Recoveries	-	232	3	-	-	-	6	-	-	241
Provision	1,009	753	(103)	101	17	6	13	(35)	-	1,761
Ending balance	$8,688	$3,481	$1,950	$506	$1,112	$26	$1,149	$268	$237	$17,417
Ending balance: related to loans individually evaluated for impairment	$1,313	$1,210	$222	$-	$22	$-	$41	$-	$-	$2,808
Ending balance: related to loans collectively evaluated for impairment	$7,375	$2,271	$1,728	$506	$1,090	$26	$1,108	$268	$237	$14,609
LHFI
Ending balance	$161,834	$40,280	$39,831	$8,490	$26,100	$1,094	$38,313	$27,622	$-	$343,564
Ending balance: individually evaluated for impairment	$13,493	$7,552	$5,507	$-	$1,273	$-	$52	$716	$-	$28,593
Ending balance: collectively evaluated for impairment	$148,341	$32,728	$34,324	$8,490	$24,827	$1,094	$38,261	$26,906	$-	$314,971

Allowance for Loan and Leases Losses and Loans Held for Investment
For the nine months ended September 30, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Charge-offs	-	(1,242)	(364)	(541)	(30)	-	(377)	(307)	-	(2,861)
Recoveries	3	423	60	-	2	-	22	28	-	538
Provision	941	1,777	(77)	516	(48)	6	193	122	(70)	3,360
Ending balance	$8,688	$3,481	$1,950	$506	$1,112	$26	$1,149	$268	$237	$17,417
Ending balance: related to loans individually evaluated for impairment	$1,313	$1,210	$222	$-	$22	$-	$41	$-	$-	$2,808
Ending balance: related to loans collectively evaluated for impairment	$7,375	$2,271	$1,728	$506	$1,090	$26	$1,108	$268	$237	$14,609
LHFI
Ending balance	$161,834	$40,280	$39,831	$8,490	$26,100	$1,094	$38,313	$27,622	$-	$343,564
Ending balance: individually evaluated for impairment	$13,493	$7,552	$5,507	$-	$1,273	$-	$52	$716	$-	$28,593
Ending balance: collectively evaluated for impairment	$148,341	$32,728	$34,324	$8,490	$24,827	$1,094	$38,261	$26,906	$-	$314,971

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2011
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(5,755)	(2,901)	(328)	(635)	-	(868)	(1,039)	-	(13,211)
Recoveries	357	196	22	-	153	-	6	-	-	734
Provision	(462)	4,106	1,413	207	564	8	503	1,084	305	7,728
Ending balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Ending balance: related to loans individually evaluated for impairment	$-	$-	$-	$-	$24	$-	$114	$-	$-	$138
Ending balance: related to loans collectively evaluated for impairment	$7,744	$2,523	$2,331	$531	$1,164	$20	$1,197	$425	$307	$16,242
LHFI
Ending balance	$182,579	$54,120	$54,136	$11,622	$26,637	$949	$36,014	$48,809	$-	$414,866
Ending balance: individually evaluated for impairment	$17,311	$17,368	$7,267	$1,703	$1,139	$-	$266	$1,023	$-	$46,077
Ending balance: collectively evaluated for impairment	$165,268	$36,752	$46,869	$9,919	$25,498	$949	$35,748	$47,786	$-	$368,789

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended September 30, 2011
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential	Other	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$8,190	$4,788	$1,898	$449	$1,141	$13	$1,826	$641	$668	$19,614
Charge-offs	-	(1,471)	(114)	-	(43)	-	(326)	(446)	-	(2,400)
Recoveries	108	120	5	-	1	-	1	-	-	235
Provision	(56)	(655)	536	103	66	9	38	249	138	428
Ending balance	$8,242	$2,782	$2,325	$552	$1,165	$22	$1,539	$444	$806	$17,877
Ending balance: related to loans individually evaluated for impairment	$-	$-	$430	$-	$24	$-	$204	$105	$-	$763
Ending balance: related to loans collectively evaluated for impairment	$8,242	$2,782	$1,895	$552	$1,141	$22	$1,335	$339	$806	$17,114
LHFI
Ending balance	$181,308	$55,448	$57,148	$11,998	$27,529	$1,247	$35,758	$53,513	$-	$423,949
Ending balance: individually evaluated for impairment	$9,676	$14,002	$12,425	$1,717	$1,433	$-	$293	$1,387	$-	$40,933
Ending balance: collectively evaluated for impairment	$171,632	$41,446	$44,723	$10,281	$26,096	$1,247	$35,465	$52,126	$-	$383,016

Allowance for Loan and Leases Losses and Loans Held for Investment
For the nine months ended September 30, 2011
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential	Other	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(5,120)	(666)	(329)	(550)	-	(635)	(489)	-	(9,474)
Recoveries	357	132	8	-	152	-	4	1	-	654
Provision	36	3,794	(814)	229	457	10	500	552	804	5,568
Ending balance	$8,242	$2,782	$2,325	$552	$1,165	$22	$1,539	$444	$806	$17,877
Ending balance: related to loans individually evaluated for impairment	$-	$-	$430	$-	$24	$-	$204	$105	$-	$763
Ending balance: related to loans collectively evaluated for impairment	$8,242	$2,782	$1,895	$552	$1,141	$22	$1,335	$339	$806	$17,114
LHFI
Ending balance	$181,308	$55,448	$57,148	$11,998	$27,529	$1,247	$35,758	$53,513	$-	$423,949
Ending balance: individually evaluated for impairment	$9,676	$14,002	$12,425	$1,717	$1,433	$-	$293	$1,387	$-	$40,933
Ending balance: collectively evaluated for impairment	$171,632	$41,446	$44,723	$10,281	$26,096	$1,247	$35,465	$52,126	$-	$383,016

The following tables detail the loans that were evaluated for impairment by loan segment at September 30, 2012 and December 31, 2011.

	For the nine months ended September 30, 2012
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$7,661	$4,435	$-	$11,480	$161
Commercial real estate	5,003	3,419	-	12,206	59
Commercial & industrial	9,733	3,613	-	5,503	38
Residential real estate	3,892	544	-	478	21
Multi-family	-	-	-	1,014	-
Tax certificates	4,522	716	-	641	-
Total:	$30,811	$12,727	$-	$31,322	$279
With an allowance recorded:
Construction and land development	$5,077	$1,907	$1,210	$952	$-
Commercial real estate	9,560	7,702	1,313	901	-
Commercial & industrial	2,500	1,583	222	1,833	-
Residential real estate	1,013	707	22	757	7
Multi-family	-	-	-	498	-
Leasing	52	11	41	90	-
Tax certificates	-	-	-	314	-
Total:	$18,202	$11,910	$2,808	$5,345	$7

	For the year ended December 31, 2011
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$24,183	$17,368	$-	$13,331	$84
Commercial real estate	19,513	17,311	-	7,732	33
Commercial & industrial	14,368	7,267	-	8,257	77
Residential real estate	3,645	337	-	950	-
Multi-family	1,888	1,703	-	1,760	-
Tax certificates	4,658	1,023	-	171	-
Total:	$68,255	$45,009	$-	$32,201	$194
With an allowance recorded:
Construction and land development	$-	$-	$-	$4,514	$-
Commercial real estate	-	-	-	2,642	-
Commercial & industrial	-	-	-	1,394	-
Residential real estate	1,048	778	24	915	1
Multi-family	-	-	-	245	-
Leases	266	152	114	348	-
Tax certificates	-	-	-	1,423	-
Total:	$1,314	$930	$138	$11,481	$1

Note 6.	Other Real Estate Owned

Other real estate owned (“OREO”) increased $1.1 million from $21.0 million at December 31, 2011 to $22.1 million at September 30, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to September 30, 2012.

	2012
(In thousands)	First Quarter	Second Quarter	Third Quarter
Beginning balance	$21,016	$24,304	$23,727
Net proceeds from sales	(4,531)	(922)	(907)
Net gain (loss) on sales	(138)	255	228
Assets acquired on non-accrual loans	8,010	1,086	1,396
Impairment charge	(53)	(996)	(2,364)
Ending balance	$24,304	$23,727	$22,080

At September 30, 2012, OREO is comprised of $10.3 million in land, a $4.3 million multi-family property, which is under an agreement of sale, $4.0 million in commercial real estate, $2.9 million in tax liens and single family homes with a fair value of $527,000.  During the third quarter of 2012, the Company sold collateral related to two loans.  The Company received net proceeds of $35,000 and recorded a loss of $2,000 as a result of these sales.   In addition to the sales mentioned above the Company sold eleven properties acquired through the tax lien portfolio.  The Company received proceeds of $872,000 and recorded net gains of $230,000 as a result of these sales.  During the third quarter of 2012, the Company recorded impairment charges of $2.3 million on five properties based on annual updated appraisals and $54,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.4 million to OREO.

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

Note 7.	Deposits

The Company’s deposit composition as of September 30, 2012 and December 31, 2011 is presented below:

	September 30,	December 31,
	2012	2011
Demand	$59,262	$54,534
NOW	39,776	43,172
Money Market	178,529	182,830
Savings	17,103	16,263
Time deposits (over $100)	99,716	95,334
Time deposits (under $100)	176,864	177,960
Brokered deposits	-	5,823
Total deposits	$571,250	$575,916

Note 8.	Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

Total advances from the FHLB were $65.0 million at September 30, 2012 compared to $104.2 million at December 31, 2011.  Royal Bank has a $150.0 million line of credit with the FHLB of which $0.0 million was outstanding as of September 30, 2012.  The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  The available borrowing capacity is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and net losses.  The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of September 30,		As of December 31,
(Dollars in thousands)	2012		2011
	Amount	Rate	Amount	Rate
Advances maturing in
2012	$-	-	$52,000	2.64%
2013	50,000	2.64%	50,000	2.64%
2017	15,000	1.39%	-	-
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	-		2,218	3.46%
Total FHLB borrowings	$65,000		$104,218

As of September 30, 2012, there were no FHLB advances scheduled to mature during the years 2014 through 2016.

2.	Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at September 30, 2012 in the amount of $3.4 million compared to $3.8 million at December 31, 2011.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at September 30, 2012 was 0.37%.

At September 30, 2012 and December 31, 2011, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.    These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.	Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.54% at September 30, 2012, and reset quarterly at 3-month LIBOR plus 2.15%.

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

On August 13, 2009, the Company’s Board determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of September 30, 2012 the trust preferred interest payment in arrears was $2.3 million and has been recorded in interest expense and accrued interest payable.

Note 9.	Commitments and Contingencies

The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$14,254	$13,600
Commitments to extend credit	7,060	7,073
Standby letters of credit and financial guarantees written	1,546	2,594

Litigation

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.  As previously discussed in the Company’s Form 10-K for the year ended December 31, 2011, in March 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against both CSC and RTL.  As a result, the Company accrued an aggregate of $2.0 million during the first and second quarters of 2012 as an estimate for a loss contingency for potential DOJ fines and penalties relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this nonprosecution protection.  The DOJ further agreed to recommend that the appropriate fine for CSC would be $2.0 million, which, as stated above, has been recognized in the Company’s financial statements.  The actual fine to be imposed, however, lies within the sole discretion of the sentencing judge.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

As a result of the plea agreements of the former President of CSC and RTL, and others resulting from the DOJ investigation, a number of lawsuits have been filed against the former President of CSC and RTL, CSC, RTL, the Company and certain other parties.  On March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division) (“the Boyer Action”).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey.  The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief. As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this class action lawsuit.

On March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the Boyer action with all subsequently filed or transferred related actions, including the ones mentioned above.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file on or before November 21, 2012 a master complaint for the consolidated action.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

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

In 2005, the Company purchased $25.0 million in Class B-1 Notes of a collateralized debt obligation (“CDO”) offered by Lehman Brothers, Inc.  Concurrently with the issuance of the notes, the issuer entered into a credit swap with Lehman Brothers Special Financing, Inc. (“LBSF”).  Lehman Brothers Holdings, Inc. (“LBHI”) guaranteed LBSF’s obligations to the issuer under the credit swap. When LBHI filed for bankruptcy in September 2008, an event of default under the indenture occurred, and the trustee declared the notes to be immediately due and payable.  The Company was repaid its principal on the notes in September 2008.  In September 2010, LBSF filed suit in the United States Bankruptcy court for the Southern District of New York against certain indenture trustees, certain special-purpose entities (issuers) and a class of noteholders and trust certificate holders who received distributions from the trustees, to recover funds that were allegedly improperly paid to the noteholders in forty-seven separate CDO transactions.  In July 2012, LBSF added the Company as a defendant in the proceeding. As of the date of this filing, the Company cannot determine whether this proceeding will have a material adverse effect on its results of operations and cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

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

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends to the Company by Royal Bank.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.

On August 13, 2009, the Company’s Board determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  As of September 30, 2012, the Series A Preferred stock dividend in arrears was $5.4 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our Board until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s Board during 2011.

At September 30, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Note 11.	Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of September 30, 2012, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2012 and the previous eight quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of September 30, 2012
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$78,813	17.09%	$36,901	8.00%	$46,126	10.00%
Tier I capital (to risk-weighted assets)	$72,903	15.81%	$18,451	4.00%	$27,676	6.00%
Tier I capital (to average assets, leverage)	$72,903	9.12%	$31,974	4.00%	$39,968	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the nine
months ended
(In thousands)	September 30, 2012
RAP net loss	$(11,373)
Tax lien adjustment, net of noncontrolling interest	4,963
U.S. GAAP net loss	$(6,410)

	At September 30, 2012
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	17.09%	18.56%
Tier I capital (to risk-weighted assets)	15.81%	17.28%
Tier I capital (to average assets, leverage)	9.12%	10.05%

The tables below reflect the Company’s capital ratios:

	As of September 30, 2012
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$97,274	20.44%	$38,069	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$88,434	18.58%	$19,035	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$88,434	10.82%	$32,703	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2012 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the nine
months ended
(In thousands)	September 30, 2012
U.S. GAAP net loss	$(7,631)
Tax lien adjustment, net of noncontrolling interest	(4,963)
RAP net loss	$(12,594)

	At September 30, 2012
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	20.44%	19.02%
Tier I capital (to risk-weighted assets)	18.58%	17.15%
Tier I capital (to average assets, leverage)	10.82%	9.91%

Note 12.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  The Company’s Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and nine month periods ended September 30, 2012 and 2011 included the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$68	$77	$204	$230
Interest cost	154	154	450	461
Amortization of prior service cost	23	23	67	67
Amortization of actuarial loss	96	36	287	107
Net periodic benefit cost	$341	$290	$1,008	$865

Note 13.	Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and nine months ended September 30, 2012, 380,874 and 459,719 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2012.  For the three months and nine months ended September 30, 2011, 578,819, and 568,395 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2011.  Additionally 30,407 warrants were also anti-dilutive for all periods presented below.

Basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011 are calculated as follows:

	Three months ended September 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(5,323)	13,257	$(0.40)

	Three months ended September 30, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(2,395)	13,257	$(0.18)

	Nine months ended September 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(9,156)	13,257	$(0.69)

	Nine months ended September 30, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(9,128)	13,257	$(0.69)

Note 14.	Comprehensive Income

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

	Nine months ended September 30, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$1,440	$602	$838
Less adjustment for impaired investments	(859)	(301)	(558)
Less reclassification adjustment for gains realized in net loss	384	134	250
Unrealized gains on investment securities	1,915	769	1,146
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(354)	(90)	(264)
Other comprehensive income, net	$2,269	$859	$1,410

	Nine months ended September 30, 2011
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$336	$104	$232
Less adjustment for impaired investments	(1,796)	(629)	(1,167)
Less reclassification adjustment for gains realized in net loss	1,565	548	1,017
Unrealized gains on investment securities	567	185	382
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(174)	(67)	(107)
Other comprehensive income, net	$741	$252	$489

Note 15.	Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and nine months ended September 30, 2012 and 2011.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of September 30, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$22,338	$-	$22,338
U.S. government agencies	-	49,308	-	49,308
Common stocks	46	-	-	46
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	258,748	-	258,748
Non-agency	-	1,024	-	1,024
Corporate bonds	-	6,231	-	6,231
Municipal bonds	-	3,609	-	3,609
Trust preferred securities	3,393	-	7,922	11,315
Other securities	-	-	5,836	5,836
Total investment securities available-for-sale	$3,439	$341,258	$13,758	$358,455

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2011	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$17,005	$-	$17,005
U.S. government agencies	-	36,084	-	36,084
Common stocks	248	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,034	-	234,034
Non-agency	-	4,832	-	4,832
Corporate bonds	-	12,975	-	12,975
Municipal bonds	-	965	-	965
Trust preferred securities	3,342	-	12,603	15,945
Other securities	-	-	6,918	6,918
Total investment securities available-for-sale	$3,590	$305,895	$19,521	$329,006

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2012 and 2011:

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	89	(818)	(729)
Included in other comprehensive income	(392)	(189)	(581)
Purchases	-	500	500
Sales and calls	(4,362)	(575)	(4,937)
Amortization of premium	(16)	-	(16)
Transfers in and/or out of Level 3	-	-	-
Ending balance September 30, 2012	$7,922	$5,836	$13,758

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2011	$15,020	$8,405	$23,425
Total gains/(losses) - (realized/unrealized):
Included in earnings	(1,740)	446	(1,294)
Included in other comprehensive income	433	76	509
Purchases	-	555	555
Sales	(1,122)	(1,296)	(2,418)
Amortization of premium	(33)	-	(33)
Transfers in and/or out of Level 3	-	-	-
Ending balance September 30, 2011	$12,558	$8,186	$20,744

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements Using:
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of September 30, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$14,228	$14,228
Other real estate owned	-	-	11,403	11,403
Loans and leases held for sale	-	-	2,718	2,718

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2011	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$8,583	$8,583
Other real estate owned	-	-	21,016	21,016
Loans and leases held for sale	-	-	3,830	3,830

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
Balances as of September 30, 2012		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$14,228	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -34.5% (-4.0%)
			Liquidation expenses	-0.9% to -27.9% (-8.5%)

		Discounted cash flow	Discount rate	12%

		Salvageable value of collateral (2)		0.0%

Other real estate owned	11,403	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -61.0% (-5.9%)
		Sales prices	Liquidation expenses	-5.0% to -11.8% (-8.5%)

Loans and leases held for sale	2,718	Sales prices	Liquidation expenses	-9.4%

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses. Fair value may also be based on negotiated settlements with the borrower.

(2)	Leases are measured using the salvageable value of the collateral.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011. The tables below indicate the fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011.  The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

Other Investment (carried at cost):

This investment includes the Solomon Hess SBA Loan Fund, which the Company invested in to partially satisfy its community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have their investment in the Fund redeemed for the balance of their capital account at any quarter end with 60 days notice to the Fund.  The investment in this Fund is recorded at cost.  The Company does not record this investment at fair value on a recurring basis, as this investment’s carrying amount approximates fair value.

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

Subordinated debt (carried at cost):

Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms, and remaining maturity.

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

			Fair Value Measurements
			At September 30, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$39,450	$39,450	$39,450	$-	$-
Investment securities available-for-sale	358,455	358,455	3,439	341,258	13,758
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	6,916	6,916	-	-	6,916
Loans held for sale	2,718	2,718	-	-	2,718
Loans, net	325,632	325,911	-	-	325,911
Accrued interest receivable	10,893	10,893	10,893	-	-
Financial Liabilities:
Demand deposits	59,262	59,262	59,262	-	-
NOW and money markets	218,305	218,305	218,305	-	-
Savings	17,103	17,103	17,103	-	-
Time deposits	276,580	271,913	-	271,913	-
Long-term borrowings	108,446	102,497	-	102,497	-
Subordinated debt	25,774	24,410	-	24,410	-
Accrued interest payable	5,932	5,932	5,932	-	-

	At December 31, 2011
	Carrying	Estimated
(In thousands)	amount	fair value
Financial Assets:
Cash and cash equivalents	$24,506	$24,506
Investment securities available-for-sale	329,006	329,006
Other investment	1,538	1,538
Federal Home Loan Bank stock	8,474	8,474
Loans held for sale	12,569	12,569
Loans, net	397,863	395,616
Accrued interest receivable	15,463	15,463
Financial Liabilities:
Demand deposits	54,534	54,534
NOW and money markets	226,002	226,002
Savings	16,263	16,263
Time deposits	279,117	274,546
Short-term borrowings	54,218	53,936
Long-term borrowings	93,782	88,394
Subordinated debt	25,774	18,673
Accrued interest payable	3,450	3,450

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

At September 30, 2012, the Company no longer had any VIEs consolidated into the Company’s financial statements. During the fourth quarter of 2011, the Company deconsolidated the remaining VIE as a result of the substantial completion of the project and the sales of the remaining units that were associated with the VIE.

Note 17.	Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the CEO and the Chief Financial Officer (“CFO”). The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.  In previous years, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the completion of the project. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure.

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

The following tables present selected financial information for reportable business segments for the three and nine month periods ended September 30, 2012 and 2011.

	Three months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$6,542	$1,219	$7,761
Interest expense	1,782	597	2,379
Net interest income	$4,760	$622	$5,382
Provision for loan and lease losses	1,796	(35)	1,761
Total other income	847	304	1,151
Total other expenses	8,851	558	9,409
Income tax (benefit) expense	(156)	156	-
Net (loss) income	$(4,884)	$247	$(4,637)
Noncontrolling interest	$76	$99	$175
Net (loss) income attributable to Royal Bancshares	$(4,960)	$148	$(4,812)

	Three months ended September 30, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$780,257	$77,106	$857,363
Total deposits	$577,891	$-	$577,891
Interest income	$8,275	$1,774	$10,049
Interest expense	2,635	582	3,217
Net interest income	$5,640	$1,192	$6,832
Provision for loan and lease losses	180	248	428
Total other income	72	1	73
Total other expenses	7,662	447	8,109
Income tax (benefit) expense	(193)	193	-
Net (loss) income	$(1,937)	$305	$(1,632)
Noncontrolling interest	$139	$122	$261
Net (loss) income attributable to Royal Bancshares	$(2,076)	$183	$(1,893)

	Nine months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$20,833	$4,157	$24,990
Interest expense	5,494	2,215	7,709
Net interest income	$15,339	$1,942	$17,281
Provision for loan and lease losses	3,239	121	3,360
Total other income	3,434	323	3,757
Total other expenses	21,435	4,633	26,068
Income tax expense (benefit)	201	(201)	-
Net loss	$(6,102)	$(2,288)	$(8,390)
Noncontrolling interest	$156	$(915)	$(759)
Net loss attributable to Royal Bancshares	$(6,258)	$(1,373)	$(7,631)

	Nine months ended September 30, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$780,257	$77,106	$857,363
Total deposits	$577,891	$-	$577,891
Interest income	$24,622	$6,001	$30,623
Interest expense	9,138	1,938	11,076
Net interest income	$15,484	$4,063	$19,547
Provision for loan and lease losses	5,016	552	5,568
Total other income	3,738	486	4,224
Total other expenses	23,486	1,377	24,863
Income tax (benefit) expense	(1,022)	1,022	-
Net (loss) income	$(8,258)	$1,598	$(6,660)
Noncontrolling interest	$330	$639	$969
Net (loss) income attributable to Royal Bancshares	$(8,588)	$959	$(7,629)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $597,000 and $582,000 for the three month periods ended September 30, 2012 and 2011, respectively and $2.2 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 18.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of September 30, 2012 and December 31, 2011, FHLB stock totaled $6.9 million and $8.5 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of September 30, 2012.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and nine month periods ended September 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K for the year ended December 31, 2011.

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

Financial Highlights and Business Results

On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. The principal activities of the Company are supervising Royal Bank, which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in northern and southern New Jersey and Delaware. The Company also has a wholly-owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

Like many other financial institutions the Company’s financial results were negatively impacted by the recession, but the effects on the Company were more pronounced than the effects on its competitors. The concentration of commercial real estate loans coupled with the introduction of additional lines of business resulted in a much higher level of non-performing loans and losses.  The past losses were partially attributed to charge-offs and impairment of commercial, construction and land loans associated with real estate projects, many of which were participation loans outside the Company’s primary market. Some of the participation loans were located in Florida, Nevada, North Carolina and other markets that were overbuilt during the construction boom within the United States from 2000-2007. The Company also launched new business initiatives such as mezzanine lending, real estate joint ventures, hard money lending and equity investments in real estate shortly before the housing bubble burst which contributed to the losses. Additionally, the Company experienced a high level of investment impairment associated with corporate bonds, common stocks, private label mortgage backed securities and real estate investment funds that experienced declines in value during the past few years. Also contributing to the losses were increased costs associated with reduced credit quality, legal expenses related to credit quality issues and the U.S. Department of Justice (“DOJ”) tax lien investigation (for additional information please read “Part II Other Information” “Item 1 Legal Proceedings” of this Form 10-Q), and higher Federal Deposit Insurance Corporation (“FDIC”) assessments resulting from the higher rates for deposit insurance due to the Orders to Cease and Desist (the “Orders”) which were issued in 2009. Finally, the establishment of a valuation allowance in 2008 and subsequent years that currently amounts to $36.4 million, has prevented the Company from utilizing tax credits on losses during the past four years.

In each of the four quarters prior to the current quarter ended September 30, 2012, net losses were less than $2.0 million per quarter.  However for the most recent quarter ended September 30, 2012, the net loss was $4.8 million.  The increase in the quarterly loss during the current quarter was directly related to other real estate owned (“OREO”) impairment of $2.4 million, additional provision for loan and lease losses of $1.8 million, and impairment on loans held for sale (“LHFS”) of $856,000.  During the third quarter, there were two properties (one related to a land acquisition and development loan and one related to an OREO property which was originally a land development and single family residential project) that as a result of the significant lack of progress and the uncertainty about future progress management determined that liquidation value appraisals were appropriate at this time and accounted for $2.5 million of the net loss for the third quarter of 2012.

The level of non-performing assets has contributed to the Company’s continued losses.   As a result of the decline in the outstanding level of non-performing assets ($22.4 million, or 31.0%, in the past nine months), the Company has experienced a year-over-year reduction in expenses associated with this decline which includes the provision for loan and lease losses, OREO and loan collection expenses, and OREO impairment.  However the Company’s deleveraging strategy, which improved the risk profile of the Company by shedding higher risk assets and paying off higher cost brokered CDs has had a negative impact on income. The deleveraging has resulted in lower average loan balances and a higher proportion of lower yielding investment securities, which have negatively impacted net interest income, a principal source of income. During the four year period beginning with the nine months ended September 30, 2008 through the nine months ended September 30, 2012, net interest income has declined 36.6%. Due to the continued re-pricing of retail deposits and the redemption of FHLB advances and brokered CDs, net interest income has declined by only 11.6% over the past four quarters. While the Company still expects external headwinds and credit quality costs associated with non-performing assets to negatively affect financial results, over time their impact may decline as the overall level of non-performing assets declines.

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At September 30, 2012, commercial real estate loans, construction and land development loans, commercial and industrial loans, leases and tax liens comprised 47%, 12%, 12%, 11%, and 8%, respectively, of Royal Bank’s loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those, paid to the depositors to earn an interest rate spread.  Please see the “Net Interest Margin” section in Management’s Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost. At September 30, 2012, the Company had consolidated total assets of $801.7 million, total loans and leases of approximately $343.0 million, total deposits of approximately $571.3 million, and shareholders’ equity of approximately $69.0 million.

Consolidated Net Loss

The Company recorded a net loss of $4.8 million for the third quarter of 2012 compared to a net loss of $1.9 million for the comparable quarter of 2011.  The $2.9 million increase in net loss was primarily related to a reduction of $1.5 million in net interest income, a $1.3 million increase in the provision for loan and lease losses, an increase of $871,000 in OREO impairment and an $856,000 increase in impairment on loans held for sale.  Partially offsetting these unfavorable changes was a $1.1 million increase in other income which was primarily associated with a $1.4 million improvement in impairment on investment securities ($0 in 2012 compared to $1.4 million in 2011).  The $1.5 million decrease in net interest income was associated with a 48 basis point decline in net interest margin quarter versus quarter.  The decline in net interest margin was primarily due to two main factors: the mix of interest earning assets and the significant decline in yields earned on investment securities.  Like many other financial institutions, the Company has experienced pressure on its net interest margin. Factors contributing to the margin compression include a declining loan portfolio as evidenced by the $86.9 million decline in the average loan balances quarter versus quarter and a corresponding increase in the investment portfolio of $27.2 million. Due to historically sustained low interest rates, the Company has experienced an accelerated amortization of premiums paid on its mortgage backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) portfolio as many homeowners are refinancing, including some that previously refinanced. The accelerated amortization of premiums coupled with the replacement of sold and called higher yielding investment securities and the replacement of increased payments received on cash flowing investment securities with lower yielding government agency securities during the continued lower interest rate environment has had a significant impact on the yield earned on investment securities which has declined 139 basis points quarter versus quarter.

Management has taken steps to improve the net interest margin including reducing the cost of interest bearing liabilities as reflected in the 34 basis point decline quarter versus quarter.  In addition, the Company hired a new Chief Lending Officer (“CLO”) in May 2012 in an effort to shift the mix of interest earnings assets to loans with an emphasis on commercial and industrial and small business lending.  For the third quarter 2012, loans represented 49.4% of average interest earning assets compared to 56.3% for the comparable quarter in 2011.  As a consequence of the slowdown in the housing market and the economic recession, the Company continues to have a high level of non-performing assets despite the recent progress which negatively impacts net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability.  The Company has been able to mitigate part of the impact of the non-performing assets and the decline in loan balances by reducing funding costs through the re-pricing of retail CDs and by the run off of higher costing brokered deposits and the paying down of FHLB advances (see the “Net Interest Margin” section of this report). Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Losses per share for basic and diluted were both $0.40 for the third quarter of 2012, as compared to basic and diluted losses per share of $0.18 for the same quarter of 2011.

For the nine months ended September 30, 2012, the net loss amounted to $7.6 million which was equivalent to the net loss for the comparable period of 2011. The year to date loss in 2012 was mainly related to a provision for loan and lease losses amounting to $3.4 million, $3.4 million in OREO impairment, a $2.0 million loss contingency accrual for potential DOJ fines and penalties related to the tax lien subsidiaries that was recorded during the first six months of 2012, an impairment on investment securities of $859,000 which was related to one private equity real estate fund and $856,000 in impairment on loans held for sale related to one property.  Also contributing to the loss was a decline in net interest income as a result of the decline in the net interest margin as noted in the third quarter results above. These unfavorable contributing factors were partially offset by $2.0 million in gains on sales of loans which was primarily related to the sale of one non-performing loan during the second quarter of 2012.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $1.2 million.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)  The year to date loss in 2011 was mainly related to a provision for loan and lease losses amounting to $5.6 million; impairment on investment securities of $1.8 million, resulting primarily from a complete write-down of one trust preferred security in the amount of $1.7 million; OREO impairment of $4.6 million; and lower net interest income due to a continued reduction in loan and investment balances, a continued high level of non-performing assets, and reduced yields on loans and investments; and higher operating expenses attributed mainly to credit quality. As previously noted, as a consequence of the continued weak housing market and slow growth economy, the Company continued to experience a high level of non-performing assets despite the recent progress. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Basic and diluted losses per share were both $0.69 for the first nine months of 2012 and 2011.

Interest Income

Total interest income of $7.8 million for the third quarter of 2012 amounted to a decline of $2.3 million, or 22.8%, from the comparable quarter of 2011. The decrease was primarily driven by a decline in average loan balances year over year and a decline in the yield on investment securities.  Average interest earning assets of $744.4 million in the third quarter of 2012 declined $62.3 million, or 7.7%, from $806.7 million in the third quarter of 2011, which was primarily attributed to a decline in loans.  Average loan balances amounted to $367.7 million in the third quarter of 2012, which resulted in a decline of $86.9 million, or 19.1%, year over year.  The decline in loan balances was attributed to loan prepayments, loan pay downs including $25.2 million in higher yielding tax certificates, charge-offs, and transfers to OREO through foreclosure proceedings, and was accompanied by minimal new loan growth. The Company hired a new CLO in May 2012 in an effort to shift the mix of interest earnings assets to loans with an emphasis on commercial and industrial and small business lending.  Average investment securities of $352.3 million during the third quarter of 2012 experienced an increase of $27.2 million, or 8.4%, from the comparable quarter of 2011. This increase in investments was primarily due to the decline in the loan portfolio. Average cash equivalents for the three months ended September 30, 2012, amounted to $24.4 million which resulted in a decline of $2.7 million, or 10.1%, from the comparable quarter of 2011.  The decline resulted from the current strong liquidity levels.

For the third quarter of 2012, the yield on average interest earning assets of 4.15% decreased 79 basis points from the level recorded during the comparable quarter of 2011.  The yield reduction was primarily driven by a year over year decline of 139 basis points for investments (1.64% versus 3.03%) and was partially offset by a year over year increase of 22 basis points for loans (6.81% versus 6.59%).  The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities and the reinvestment of increased payments received on cash flowing investment securities during 2011 and 2012 with lower yielding government agency securities during this continued lower interest rate environment coupled with accelerated amortization of premiums paid on investment securities within the MBS/CMO portfolio as a result of the historically sustained low interest rates.  The increase in loan yield reflected a reduced concentration of non-performing loans within the loan portfolio, a higher concentration of higher yielding leases coupled with minimal interest reversals on new non-performing loans, which were partially offset by a reduced concentration of higher yielding tax liens.

For the nine months ended September 30, 2012, total interest income amounted to $25.0 million resulting in a decline of $5.6 million, or 18.4% year over year. The decrease was primarily driven by a decline in average loan balances year over year and a decline in the yield on investments, which were partially offset by the increased yield on loans. Average interest earning assets were $762.2 million for the first nine months of 2012 compared to $842.4 million for the comparable period of 2011 resulting in a decline of $80.2 million, or 9.5%.  Average loan balances of $396.5 million for the first nine months of 2012 decreased $89.9 million, or 18.5%, year over year and accounted for the decline. The decline in loan balances for the first nine months of 2012 was consistent with the third quarter change and was attributed to minimal new loan growth, loan prepayments, loan pay downs including $24.0 million in higher yielding tax lien certificates, charge-offs and transfers to OREO through foreclosure proceedings. Average investments of $343.6 million increased $23.5 million, or 7.3%, from the first nine months of 2011 due to declining loan balances and a reduction in cash equivalents.  Average cash equivalents of $22.1 million decreased $13.8 million, or 38.4%, from the first nine months of 2011 due to the strong liquidity levels.

The yield on average interest earning assets for the nine months ended September 30, 2012 of 4.38% declined by 48 basis points from 4.86% for the comparable period of 2011. The yield reduction was comprised of a year over year increase of 34 basis points for loans (6.66% versus 6.32%), which was more than offset by a 114 basis point decline in the investment yield (2.02% versus 3.16%).  The improved loan yield was consistent with the third quarter results and reflected a higher concentration of higher yielding leases and a reduction in non-performing loans coupled with minimal interest reversals on new non-performing loans. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities and the replacement of increased payments received on cash flowing investment securities during 2012 with lower yielding government agency securities coupled with the accelerated amortization of premiums on investment securities during the first nine months of 2012.

Interest Expense

Total interest expense amounted to $2.4 million in the third quarter of 2012, which resulted in a decline of $838,000, or 26.1%, from the comparable quarter of 2011.  The reduction in interest expense was mainly associated with a lower level of interest bearing liabilities and a decline in the interest rates paid on those liabilities. Average balances for interest bearing liabilities of $655.5 million for the third quarter of 2012 represented a decline of $63.0 million, or 8.8%, from the comparable quarter of 2011 primarily due to the runoff of maturing brokered CDs and payoff/pay down of FHLB advances. Average time deposits, which include retail and brokered CDs, amounted to $277.9 million during the third quarter of 2012, which resulted in a decline of $20.1 million, or 6.7%, from the level of the comparable quarter of 2011 due principally to the reduction in brokered CDs and the intentional runoff of higher priced retail CDs. As of September 30, 2012, Royal Bank no longer has any brokered CDs on the balance sheet. Management has redeemed $226.9 million in brokered CDs over the past few years as part of the deleveraging strategy and as part of the requirements of the previous Orders. Average NOW and money market deposits decreased $3.4 million, or 1.5%, year over year.  Average balances for borrowings, primarily FHLB advances, amounted to $135.9 million for the third quarter of 2012, reflecting a decline of $40.8 million, or 23.1%, from the comparable period of 2011. During March of 2012 a maturing FHLB advance of $30.0 million at a rate of 4.32% was partially replaced with a five year FHLB advance of $15.0 million with a fixed rate of 1.39% to improve funding costs.

The yield on average interest bearing liabilities was 1.44% for the third quarter of 2012 down 34 basis points from 1.78% for the comparable quarter of 2011 as all interest bearing liabilities experienced interest rate declines year over year.  The average interest rate paid on average interest bearing deposits for the third quarter of 2012 was 1.10% resulting in a decline of 31 basis points from the level of 1.41% during the comparable quarter of 2011. The average interest rate paid on CDs during the third quarter of 2012 was 1.62%, which declined 29 basis points, year over year, due to lower interest rates on new accounts and the re-pricing at lower interest rates on a significant portion of the maturing retail CDs. The yield on average NOW and money market deposits of 0.52% declined year over year by 31 basis points due to management’s decision to lower interest rates being offered on deposit products as a result of the sustained low interest rate environment. The average interest rate paid on borrowings during the second quarter of 2012 was 2.75% resulting in a decline of 14 basis points year over year due to the redemption and partial replacement at more attractive interest rates of FHLB advances during 2012.

For the nine months ended September 30, 2012, total interest expense of $7.7 million decreased $3.4 million, or 30.4%, from the comparable period in 2011. The decline in interest expense for the first nine months of 2012 was due to an $80.1 million, or 10.6%, decline in average interest bearing liabilities relative to the comparable nine month period of 2011 and a 43 basis point decline in the interest rates paid on interest bearing liabilities year over year.  For the first nine months of 2012, average interest bearing deposits of $523.1 million decreased $56.2 million, or 9.7%, year over year.  The reduction was entirely associated with CDs, which was primarily due to the intentional runoff of brokered CDs as well as the intentional runoff of higher priced retail CDs and was partially offset by an increase in NOW and money market deposits and savings accounts.  Average time deposits amounted to $279.2 million during the first nine months of 2012, which resulted in a decline of $65.2 million, or 18.9%, from the level during the comparable period in 2011 for the reasons previously noted.  Average NOW and money market deposits increased $7.7 million, or 3.5%, year over year. Average borrowings of $154.5 million for the first nine months of 2012 declined $23.9 million, or 13.4%, from the first nine months of 2011 due to the redemption and pay down of FHLB advances. During March of 2012 a maturing FHLB advance of $30.0 million at a rate of 4.32% was partially replaced with a five year FHLB advance of $15.0 million with a fixed rate of 1.39%, which improved funding costs.

Consistent with the current quarter’s results, the re-pricing of retail time deposits as well as other deposit categories, and the redemption/pay down  and replacement of FHLB advances have resulted in sizable reductions on interest rates paid on interest bearing liabilities in the first nine months of 2012 relative to the comparable period of 2011. The average interest rate paid on interest bearing liabilities amounted to 1.52% for the first nine months of 2012 which represented a decline of 43 basis points year over year. The average interest rate paid on interest bearing deposits in the first nine months of 2012 amounted to 1.19%, which resulted in a year over year decline of 47 basis points. Year over year lower average interest rates were paid on NOW and money market accounts (0.66% in 2012 versus 0.92% in 2011) and on CDs (1.65% in 2012 versus 2.19% in 2011). The average rate paid on borrowings amounted to 2.65% for the first nine months of 2012 as compared to 2.90%, which resulted in a 25 basis point decline from the comparable nine month period of 2011.

Net Interest Margin

The net interest margin in the third quarter of 2012 of 2.88% declined 48 basis points from the comparable quarter of 2011. The Company has experienced pressure on its margin similar to many other financial institutions during the third quarter of 2012. Factors contributing to the net interest margin compression include a declining loan portfolio which is evidenced by the $86.9 million decline in the average balance of loans quarter versus quarter and a reduction in the yields earned on the investment portfolio which is a result of accelerated amortization of premiums with the MBS/CMO portfolio as well as lower market rates on new purchases. The decline in the loan portfolio is primarily attributable to increased competition for new loans, the payoff or pay down of existing loans, a reduction in tax lien certificates, and transfers to OREO. As a result of the declining loan portfolio coupled with minimal new loan growth, the average balance of lower yielding investment securities has increased $27.2 million during this same period.  Due to the current interest rate environment, the Company has experienced accelerated amortization of premiums paid on its MBS/CMO portfolio as many homeowners are refinancing into lower rates including some that have previously refinanced as well as refinancing programs such as Home Affordable Refinancing Program (“HARP”) being offered by the government for homeowners that are underwater on their homes.  The accelerated amortization of premiums coupled with the replacement of sold and called higher yielding investment securities and the replacement of increased payments received on cash flowing investment securities with lower yielding government agency securities during the continued lower interest rate environment has had a significant impact on the yield earned on investment securities which has declined 139 basis points quarter versus quarter.

Management has taken steps to improve the margin including reducing the cost of interest bearing liabilities as reflected in the 34 basis point decline quarter versus quarter.  In addition, the Company hired a new CLO in May 2012 in an effort to shift the mix of interest earning assets to loans with an emphasis on commercial and industrial and small business lending.  The decline in the yield on interest earning assets of 79 basis points was partially offset by an improvement in the funding costs, which amounted to a reduction of 34 basis points. The decline in yield on interest earning assets was driven by lower yields on average investment securities which more than offset the improved yield for average loans year over year.  The Company continued to pay down maturing brokered CDs throughout 2012 and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates and also lowered rates offered on other interest bearing deposit accounts. The increased concentration of higher yielding leases and the reduced concentration of non-performing loans were more than offset by a lower concentration of higher-yielding tax liens, within interest earning assets year over year. During the third quarter of 2012, loans, which are the highest yielding interest earning asset, amounted to 49.4% of total interest earning assets, while they amounted to 56.3% of interest earning assets in the comparable quarter of 2011. In addition, the concentration of the lower yielding investment securities increased from 40.3% in the third quarter of 2011 to 47.3% in the current quarter of 2012.

The net interest margin of 3.03% for the nine month period ended September 30, 2012, declined 7 basis points from 3.10% in the comparable period of 2011. The yield on interest earning assets of 4.38% for the nine month period of 2012 amounted to a decline of 48 basis points from the comparable period in 2011 and was almost entirely offset by the benefit of the reduced funding costs.  Interest rates paid on total interest bearing liabilities for the nine month period ended September 30, 2012 declined 43 basis points to 1.52% from the prior year’s comparable period. The change in the yield was primarily caused by a 114 basis point decline in investment securities for the reasons noted in the third quarter results coupled with the accelerated amortization of premiums on investment securities during the first nine months of 2012. This decline was partially offset by an improved yield for loans of 34 basis points due to a reduction in non-performing loans and minimal interest reversals on new non-performing loans. The change in the mix of interest earning assets for the nine month period comparison year over year was fairly consistent with the third quarter of 2012 prior period comparison. Loans amounted to 52.0% of the total interest earning assets in the first nine months of 2012 versus 57.7% for the comparable period of 2011, while investments amounted to 45.1% of total interest earning assets versus 38.0% in the comparable nine month period of 2011.

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

	For the three months ended			For the three months ended
	September 30, 2012			September 30, 2011
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$24,381	$10	0.16%	$27,112	$19	0.28%
Investment securities	352,336	1,453	1.64%	325,114	2,485	3.03%
Loans	367,664	6,298	6.81%	454,516	7,545	6.59%
Total interest earning assets	744,381	7,761	4.15%	806,742	10,049	4.94%
Non-earning assets	73,323			80,138
Total average assets	$817,704			$886,880
Interest-bearing deposits
NOW and money markets	$224,898	292	0.52%	$228,269	475	0.83%
Savings	16,901	14	0.33%	15,689	21	0.53%
Time deposits	277,878	1,134	1.62%	297,939	1,436	1.91%
Total interest bearing deposits	519,677	1,440	1.10%	541,897	1,932	1.41%
Borrowings	135,864	939	2.75%	176,677	1,285	2.89%
Total interest bearing liabilities	655,541	2,379	1.44%	718,574	3,217	1.78%
Non-interest bearing deposits	56,963			55,236
Other liabilities	32,461			33,173
Shareholders' equity	72,739			79,897
Total average liabilities and equity	$817,704			$886,880
Net interest margin		$5,382	2.88%		$6,832	3.36%

	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2011
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$22,091	$28	0.17%	$35,890	$70	0.26%
Investments securities	343,622	5,196	2.02%	320,129	7,567	3.16%
Loans	396,526	19,766	6.66%	486,377	22,986	6.32%
Total interest earning assets	762,239	24,990	4.38%	842,396	30,623	4.86%
Non-earning assets	72,340			81,597
Total average assets	$834,579			$923,993
Interest-bearing deposits
NOW and money markets	$227,008	1,126	0.66%	$219,296	1,506	0.92%
Savings	16,911	57	0.45%	15,710	65	0.55%
Time deposits	279,154	3,458	1.65%	344,306	5,635	2.19%
Total interest bearing deposits	523,073	4,641	1.19%	579,312	7,206	1.66%
Borrowings	154,533	3,068	2.65%	178,393	3,870	2.90%
Total interest bearing liabilities	677,606	7,709	1.52%	757,705	11,076	1.95%
Non-interest bearing deposits	54,663			58,022
Other liabilities	27,723			26,028
Shareholders' equity	74,587			82,238
Total average liabilities and equity	$834,579			$923,993
Net interest margin		$17,281	3.03%		$19,547	3.10%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and nine month periods ended September 30, 2012, as compared to the respective periods in 2011, into amounts attributable to both rate and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(4)	$(4)	$(8)	$(14)	$(25)	$(39)
Federal funds sold	-	(1)	(1)	-	(3)	(3)
Total short term earning assets	(4)	(5)	(9)	(14)	(28)	(42)
Investments securities	(103)	(929)	(1,032)	359	(2,730)	(2,371)
Loans
Commercial demand loans	(520)	466	(54)	(1,555)	1,172	(383)
Commercial mortgages	(308)	(89)	(397)	(882)	127	(755)
Residential and home equity	(3)	(1)	(4)	(25)	(19)	(44)
Leases receivables	44	(38)	6	19	(85)	(66)
Tax certificates	(854)	343	(511)	(2,449)	674	(1,775)
Other loans	(3)	(5)	(8)	(4)	(15)	(19)
Loan fees	(279)	-	(279)	(178)	-	(178)
Total loans	(1,923)	676	(1,247)	(5,074)	1,854	(3,220)
Total decrease in interest income	$(2,030)	$(258)	$(2,288)	$(4,729)	$(904)	$(5,633)

Interest expense
Deposits
NOW and money market	$(10)	$(173)	$(183)	$51	$(432)	$(381)
Savings	2	(9)	(7)	5	(12)	(7)
Time deposits	(75)	(227)	(302)	(953)	(1,224)	(2,177)
Total deposits	(83)	(409)	(492)	(897)	(1,668)	(2,565)
Trust preferred	-	12	12	-	41	41
Borrowings	(283)	(75)	(358)	(496)	(347)	(843)
Total decrease in interest expense	$(366)	$(472)	$(838)	$(1,393)	$(1,974)	$(3,367)
Total (decrease) increase in net interest income	$(1,664)	$214	$(1,450)	$(3,336)	$1,070	$(2,266)

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio.  The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The amount of the allowance is reviewed and approved by the Chief Financial Officer (“CFO”), Chief Administrative Officer (“CAO”), Chief Credit Officer (“CCO”), and CLO on at least a quarterly basis.  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.

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

The provision for loan and lease losses was $1.8 million and $3.4 million for the three and nine months ended September 30, 2012, respectively compared to $428,000 and $5.6 million for the three and nine months ended September 30, 2011. The 2012 and 2011 provisions are directly related to specific reserves required on impaired loans in accordance with ASC Topic 310.

The allowance was $17.4 million and $16.4 million at September 30, 2012 and December 31, 2011, respectively. Although impaired LHFI decreased $18.6 million during the first three quarters of 2012, specific reserves increased $2.7 million as a result of declining collateral values.  The allowance was 5.07% of total loans and leases at September 30, 2012 compared to 3.95% at December 31, 2011.  The $71.2 million decline in loan balances during the nine months ended September 30, 2012 positively impacted the allowance by lowering the general and qualitative portions of the allowance.

Management believes that the allowance at September 30, 2012 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the ALLL were as follows:

	For the three	For the nine	For the year ended
	months ended	months ended	December 31,
(In thousands)	September 30, 2012		2011
Balance at period beginning	$17,495	$16,380	$21,129
Charge-offs
Commercial and industrial	(156)	(364)	(2,901)
Construction and land development	(1,242)	(1,242)	(5,755)
Residential real estate	(30)	(30)	(635)
Commercial real estate	-	-	(1,685)
Multi-family	(541)	(541)	(328)
Leases	(82)	(377)	(868)
Tax certificates	(29)	(307)	(1,039)
Total charge-offs	(2,080)	(2,861)	(13,211)
Recoveries
Commercial and industrial	3	60	22
Construction and land development	232	423	196
Residential real estate	-	2	153
Commercial real estate	-	3	357
Leases	6	22	6
Tax certificates	-	28	-
Total recoveries	241	538	734
Net charge offs	(1,839)	(2,323)	(12,477)
Provision for loan and lease losses	1,761	3,360	7,728
Balance at period end	$17,417	$17,417	$16,380

An analysis of ALLL by loan type is set forth below:

	September 30, 2012		December 31, 2011
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial and industrial	$1,950	11.6%	$2,331	13.0%
Construction and land development	3,481	11.7%	2,523	13.0%
Residential real estate	1,112	7.6%	1,188	6.4%
Commercial real estate	8,688	47.1%	7,744	44.0%
Multi-family	506	2.5%	531	2.8%
Tax certificates	268	8.0%	425	11.8%
Leases	1,149	11.2%	1,311	8.7%
Other	26	0.3%	20	0.2%
Unallocated	237	-	307	0.0%
Total allowance	$17,417	100.0%	$16,380	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Non-accrual LHFI (1)	$25,121	$38,755
Non-accrual LHFS	2,718	12,569
Other real estate owned	22,080	21,016
Total nonperforming assets	$49,919	$72,340
Nonperforming assets to total assets	6.23%	8.53%
Total non-accural loans to Total loans	8.05%	12.02%
ALLL to non-accrual LHFI	69.33%	42.27%
ALLL to Total LHFI	5.07%	3.95%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	September 30, 2012		December 31, 2011
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$5,727	$1,210	$13,014	$-
Commercial real estate	11,813	1,313	16,671	-
Commercial & industrial	5,418	222	4,720	-
Residential real estate	1,273	22	1,139	24
Multi-family	-	-	1,703	-
Leases	174	41	485	114
Tax certificates	716	-	1,023	-
Total non-accrual LHFI	$25,121	$2,808	$38,755	$138
Non-accrual loans held for sale
Construction and land development	$-	$-	$8,901	$-
Commercial real estate	2,718	-	3,634	-
Residential real estate	-	-	34	-
Total non-accrual LHFS	$2,718	$-	$12,569	$-
Total non-accrual loans	$27,839	$2,808	$51,324	$138

Non-accrual loan activity for the first three quarters of 2012 is set forth below:

		1st Quarter Actvity
(In thousands)	Balance at January 1, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at March 31, 2012
Non-accrual loans held for investment
Construction and land development	$13,014	$-	$(341)	$-	$(3,161)	$9,512
Commercial real estate	16,671	-	(398)	-	(4,060)	12,213
Commercial & industrial	4,720	2,710	(1,060)	-	-	6,370
Residential real estate	1,139	358	(163)	-	-	1,334
Multi-family	1,703	-	(15)	-	-	1,688
Leases	485	3	-	(133)	-	355
Tax certificates	1,023	811	-	(20)	(789)	1,025
Total non-accrual LHFI	$38,755	$3,882	$(1,977)	$(153)	$(8,010)	$32,497
Non-accrual loans held for sale
Construction and land development	$8,901	$-	$(3,770)	$-	$-	$5,131
Commercial real estate	3,634	-	(60)	-	-	3,574
Residential real estate	34	-	(3)	-	-	31
Total non-accrual LHFS	$12,569	$-	$(3,833)	$-	$-	$8,736
Total non-accrual loans	$51,324	$3,882	$(5,810)	$(153)	$(8,010)	$41,233

		2nd Quarter Actvity
(In thousands)	Balance at March 31, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at June 30, 2012
Non-accrual loans held for investment
Construction and land development	$9,512	$-	$(2,694)	$-	$-	$6,818
Commercial real estate	12,213	295	(461)	-	-	12,047
Commercial & industrial	6,370	96	(615)	(208)	-	5,643
Residential real estate	1,334	310	(319)	-	-	1,325
Multi-family	1,688	-	(15)	-	-	1,673
Leases	355	-	(21)	(162)	-	172
Tax certificates	1,025	1,212	-	(258)	(1,086)	893
Total non-accrual LHFI	$32,497	$1,913	$(4,125)	$(628)	$(1,086)	$28,571
Non-accrual loans held for sale
Construction and land development	$5,131	$-	$(5,131)	$-	$-	$-
Commercial real estate	3,574	-	-	-	-	3,574
Residential real estate	31	-	(31)	-	-	-
Total non-accrual LHFS	$8,736	$-	$(5,162)	$-	$-	$3,574
Total non-accrual loans	$41,233	$1,913	$(9,287)	$(628)	$(1,086)	$32,145

		3rd Quarter Actvity
(In thousands)	Balance at June 30, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at September 30, 2012
Non-accrual loans held for investment
Construction and land development	$6,818	$286	$(135)	$(1,242)	$-	$5,727
Commercial real estate	12,047	-	(234)	-	-	11,813
Commercial & industrial	5,643	498	(567)	(156)	-	5,418
Residential real estate	1,325	3	(25)	(30)	-	1,273
Multi-family	1,673	-	(1,132)	(541)	-	-
Leases	172	98	(14)	(82)	-	174
Tax certificates	893	1,425	(177)	(29)	(1,396)	716
Total non-accrual LHFI	$28,571	$2,310	$(2,284)	$(2,080)	$(1,396)	$25,121
Non-accrual loans held for sale
Commercial real estate	$3,574	$-	$-	$(856)	$-	$2,718
Total non-accrual LHFS	$3,574	$-	$-	$(856)	$-	$2,718
Total non-accrual loans	$32,145	$2,310	$(2,284)	$(2,936)	$(1,396)	$27,839

Total non-accrual loans at September 30, 2012 were $27.8 million and were comprised of $25.1 million in LHFI and $2.7 million in LHFS.  Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.   The $23.5 million decrease was the result of a $17.4 million reduction in existing non-accrual loan balances through payments and sales, $10.5 million in transfers to OREO, and $3.7 million in charge-offs and write downs partially offset by additions of $8.1 million in non-accrual LHFS.  There was one commercial loan for $2.7 million that went non-accrual during the first quarter of 2012 and $3.7 million in tax certificates that went non-accrual and were then transferred to OREO during the first nine months of 2012.  If interest had been accrued, such income would have been approximately $653,000 and $2.4 million for the three and nine months ended September 30, 2012, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

	September 30,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$14,718	$1,068
Impaired loans without a valuation allowance	12,727	45,009
Impaired LHFS	2,718	12,569
Total impaired loans	$30,163	$58,646

Valuation allowance related to impaired loans	$2,808	$138

	For the nine months
	ended September 30,
(In thousands)	2012	2011
Average investment in impaired loans	$44,013	$64,790
Interest income recognized on impaired loans and leases	$286	$77
Interest income recognized on a cash basis on impaired loans and leases	$66	$52

Other Real Estate Owned

OREO increased $1.1 million from $21.0 million at December 31, 2011 to $22.1 million at September 30, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to September 30, 2012.

	2012
(In thousands)	First Quarter	Second Quarter	Third Quarter
Beginning balance	$21,016	$24,304	$23,727
Net proceeds from sales	(4,531)	(922)	(907)
Net gain (loss) on sales	(138)	255	228
Assets acquired on non-accrual loans	8,010	1,086	1,396
Impairment charge	(53)	(996)	(2,364)
Ending balance	$24,304	$23,727	$22,080

At September 30, 2012, OREO was comprised of $10.3 million in land, a $4.3 million multi-family property, which is under an agreement of sale, $4.0 million in commercial real estate, $2.9 in tax liens and single family homes with a fair value of $527,000.  During the third quarter of 2012, the Company sold collateral related to two loans.  The Company received net proceeds of $35,000 and recorded a loss of $2,000 as a result of these sales.   In addition to the sales mentioned above the Company sold eleven properties acquired through the tax lien portfolio.  The Company received proceeds of $872,000 and recorded net gains of $230,000 as a result of these sales.  During the third quarter of 2012, the Company recorded impairment charges of $2.3 million on five properties based on annual updated appraisals and $54,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.4 million to OREO.

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

Credit Classification Process

The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The Company uses a nine point grading risk classification system commonly used in the financial services industry.  The first four classifications are rated Pass.  The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss.  Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee.  The CCO is the primary bank officer dealing with the third party vendor during the reviews.

All loans are subject to initial loan review. Additional review is undertaken with respect to loans providing potentially greater exposure. This is accomplished by:

•	100% of loans/relationships with balances of $1 million or greater;

•	25% of loans with balances from $500,000 up to $1 million;

•	5% of loans with balances below $500,000; and

•	Loans requested specifically by the Company’s management

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of the assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of the Loan Review Committee. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors (“Board”) on a monthly basis. Loans may be removed from the watch list if the Loan Review Committee determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  The Company’s Classified, Charge-off and Impairment Committee (“CCIC”) Committee approves the process and documentation required to classify, remove from classification, impair or charge-off a loan. CCIC, which is comprised of the Vice Chairman, CFO, CAO, CLO, and Chief Risk Officer, meets as required and provides regular updated reports to the Board.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $2.1 million at September 30, 2012 and $4.2 million at December 31, 2011.

Other Income

For the third quarter of 2012, other income was $1.2 million compared to $73,000 for the comparable period in 2011. The approximate $1.1 million increase in other income year over year for the third quarter was primarily the result of $0 in OTTI charges on AFS securities in the 2012 period compared to $1.4 million in OTTI charges for the 2011 period.  The OTTI charge in the 2011 period was primarily the result of the complete write-down of one trust preferred security.   A $239,000 decline in net gains on sale of AFS securities ($225,000 in 2012 versus $464,000 in 2011) partially offset the improvement in OTTI charges.

For the nine months ended September 30, 2012, other income amounted to $3.8 million compared to $4.2 million for the comparable period of 2011, resulting in a decrease of $467,000.  The decline in other income was attributable to a $1.2 million decrease in net gains on the sale of AFS securities ($384,000 in 2012 compared to $1.6 million in 2011), a $1.2 million decrease in net gains on the sale of OREO ($345,000 in 2012 versus $1.5 million in 2011), and a $626,000 decrease in income related to real estate owned via equity investment ($56,000 in 2012 versus $682,000 in 2011). Partially offsetting these declines was a $2.0 million increase in gains on the sale of loans and leases ($2.0 million in 2012 versus $51,000 in 2011) which was due to the sale of one non-performing loan during the second quarter of 2012. OTTI charges for the nine months ended September 30, 2012 were $859,000 compared to $1.8 million for the same period in 2011.  The 2012 OTTI charge was recorded during the second quarter and was related to one private equity real estate fund that experienced a decline in the value.

Other Expense

Non-interest expense for the third quarter of 2012 amounted to $9.4 million resulting in an increase of $1.3 million, or 16.0%, from the comparable quarter of 2011. The increase was primarily attributable to an $871,000 increase in OREO impairments ($2.4 million in 2012 compared to $1.5 million in 2011) and an $856,000 impairment on one LHFS due to a loan sale agreement.  The additional OREO impairment was primarily due to the declining values of four of the vacant land properties in the portfolio.   Partially offsetting these increases was a decline in OREO and loan collection expenses of $433,000 ($393,000 in 2012 compared to $826,000 in 2011) and a $166,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments ($287,000 in 2012 versus $453,000 in 2011) which was mainly the result of lower assessment rates based on the removal of the Orders during the fourth quarter of 2011.  Professional and legal fees remain elevated as the Company works through resolving its non-performing assets and the DOJ tax lien investigation and litigation ($986,000 in 2012 compared to $904,000 in 2011).

For the nine-month period ended September 30, 2012, non-interest expense of $26.1 million grew $1.2 million, or 4.9%, from the comparable period of 2011.  Driving the 2012 increase in non-interest expense was a $2.0 million loss contingency accrual for potential DOJ fines and penalties related to the tax lien subsidiaries (for additional information please read “Part II. Other Information” “Item 1. Legal Proceedings” of this Form 10Q), a $655,000 increase in salaries and benefits which was primarily related to annual merit and promotional increases, the hiring of a new CLO, retention payments and increased pension costs ($8.9 million in 2012 versus $8.3 million in 2011), and a $552,000 increase in impairment on one LHFS ($856,000 in 2012 versus $304,000 in 2011).  Partially offsetting these increases was a $1.2 million decline in OREO impairments ($3.4 million in 2012 versus $4.6 million in 2011) and a $761,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments ($778,000 in 2012 versus $1.5 million in 2011) which was mainly the result of lower assessment rates based on the removal of the Orders during the fourth quarter of 2011.  Professional and legal fees ($3.3 million in 2012 and 2011) and OREO and loan collection expenses ($1.8 million in 2012 versus $2.0 million in 2011) remain elevated as the Company works through resolving its non-performing assets and the DOJ tax lien investigation.

Income Taxes

Total income tax expense for the three and nine months ended September 30, 2012 and 2011 was $0. The Company did not record a tax benefit despite the net loss in the third quarter of 2012 since it concluded at December 31, 2011 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, 2010, and 2011 the Company established additional valuation allowances of $10.2 million, $7.7 million,  and $3.0 million respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future.  The valuation allowance for deferred tax assets at September 30, 2012, totaled $36.4 million. The effective tax rate for the three and nine months ended September 30, 2012 and 2011 was 0%.

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

	Three months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$6,542	$1,219	$7,761
Interest expense	1,782	597	2,379
Net interest income	$4,760	$622	$5,382
Provision for loan and lease losses	1,796	(35)	1,761
Total other income	847	304	1,151
Total other expenses	8,851	558	9,409
Income tax (benefit) expense	(156)	156	-
Net (loss) income	$(4,884)	$247	$(4,637)
Noncontrolling interest	$76	$99	$175
Net (loss) income attributable to Royal Bancshares	$(4,960)	$148	$(4,812)

	Three months ended September 30, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$780,257	$77,106	$857,363
Total deposits	$577,891	$-	$577,891
Interest income	$8,275	$1,774	$10,049
Interest expense	2,635	582	3,217
Net interest income	$5,640	$1,192	$6,832
Provision for loan and lease losses	180	248	428
Total other income	72	1	73
Total other expenses	7,662	447	8,109
Income tax (benefit) expense	(193)	193	-
Net (loss) income	$(1,937)	$305	$(1,632)
Noncontrolling interest	$139	$122	$261
Net (loss) income attributable to Royal Bancshares	$(2,076)	$183	$(1,893)

	Nine months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$20,833	$4,157	$24,990
Interest expense	5,494	2,215	7,709
Net interest income	$15,339	$1,942	$17,281
Provision for loan and lease losses	3,239	121	3,360
Total other income	3,434	323	3,757
Total other expenses	21,435	4,633	26,068
Income tax expense (benefit)	201	(201)	-
Net loss	$(6,102)	$(2,288)	$(8,390)
Noncontrolling interest	$156	$(915)	$(759)
Net loss attributable to Royal Bancshares	$(6,258)	$(1,373)	$(7,631)

	Nine months ended September 30, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$780,257	$77,106	$857,363
Total deposits	$577,891	$-	$577,891
Interest income	$24,622	$6,001	$30,623
Interest expense	9,138	1,938	11,076
Net interest income	$15,484	$4,063	$19,547
Provision for loan and lease losses	5,016	552	5,568
Total other income	3,738	486	4,224
Total other expenses	23,486	1,377	24,863
Income tax (benefit) expense	(1,022)	1,022	-
Net (loss) income	$(8,258)	$1,598	$(6,660)
Noncontrolling interest	$330	$639	$969
Net (loss) income attributable to Royal Bancshares	$(8,588)	$959	$(7,629)

Community Bank Segment

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC.  Royal Bank established the wholly-owned subsidiaries RBA Property LLC and Narberth Property Acquisition LLC in 2008 and Rio Marina LLC in 2009.  These three subsidiaries were formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.

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

Employees: Royal Bank employed approximately 158 people on a full-time equivalent basis as of September 30, 2012.

Deposits: At September 30, 2012, total deposits of Royal Bank were distributed among demand deposits (11%), money market deposits, savings and NOW accounts (41%) and time deposits (48%). At September 30, 2012, deposits of $577.3 million declined $4.9 million from $582.2 million at year end 2011. Checking and savings accounts increased $1.1 million and $840,000, respectively, while money market accounts and time deposits declined $4.3 million and $2.5 million, respectively.  Included in Royal Bank’s deposits are approximately $6.1 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At September 30, 2012, Royal Bank, including its subsidiaries, had a total net loan portfolio (excluding loans held for sale) of $325.6 million, representing 41% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, small business leases and installment loans.  At September 30, 2012, total loans decreased $81.0 million from year end 2011 due to pay downs, payoffs, sales, transfers to OREO, and charge-offs which were partially offset by new originations.

Business results: Total interest income of Royal Bank for the quarter ended September 30, 2012 was $7.8 million compared to $10.0 million for the quarter ended September 30, 2011, a decrease of 23%. Total interest income for the first nine months of 2012 was $25.0 million compared to $30.6 million for the same period in 2011.  The decline in interest income for both the quarter and year to date was primarily attributed to a significant reduction in average loan balances and a lower yield on investment securities. Interest expense was $2.4 million for the quarter ended September 30, 2012, compared to $3.2 million for the quarter ended September 30, 2011, a decrease of 26%. Interest expense for the first nine months of 2012 was $7.7 million compared to $11.1 million for the same period in 2011.  The decline in interest expense was the result of re-pricing time deposit maturities and the payoff of a higher interest-bearing FHLB advance.  Royal Bank recorded a net loss of $4.7 million for the quarter ended September 30, 2012 compared to a net loss of $1.1 million for the quarter ended September 30, 2011. The increase in the net loss quarter over quarter was largely due to increases in the provision for loan and lease losses, impairment on OREO and impairment on LHFS of $1.3 million, $871,000, and $856,000, respectively.  Royal Bank recorded a net loss of $6.4 million for the first nine months of 2012 compared to a net loss of $7.0 million for the comparable period in 2011.  The slight improvement year over year of $562,000 was the result of a $2.0 million gain on the sale of loans, a $2.2 million reduction in the provision for loan and lease losses, and a $937,000 reduction in investment impairment which were mostly offset by a $2.0 million loss contingency accrual for a potential settlement with the DOJ related to the tax lien subsidiaries, a $1.2 million decline in gains on sales of investment securities, and a $1.1 million decline in gains on sales of OREO.   After adjusting for the noncontrolling interest, Royal Bank’s 60% share of the loss contingency amounts to $1.2 million.  Total assets of Royal Bank were $794.6 million at September 30, 2012 compared to $840.6 million at December 31, 2011.  The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly-owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first nine months of 2012 and 2011, neither sales nor purchases of lease portfolios were material.

Business results: At September 30, 2012, total assets of Royal Leasing were $38.2 million, including $38.0 million in net leases, as compared to $36.5 million in assets at December 31, 2011. During the quarter ended September 30, 2012, Royal Leasing had net interest income of $530,000, a decrease of $16,000 from the comparable period of 2011; provision for lease losses of $13,000 versus $38,000 in the comparable quarter of 2011; non-interest income of $147,000 in each quarter; and non-interest expense of $225,000 versus $161,000 for the third quarter of 2011.  Royal Leasing recorded net income prior to management distribution fees of $386,000 for the three months ended September 30, 2012 compared to net income of $352,000 for the comparable period in 2011. For the first nine months of 2012, Royal Leasing recorded net income prior to management distribution fees of $1.1 million compared to net income of $794,000 for the comparable period of 2011.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2012, the amount due Royal Bank from RBA Leasing was $35.4 million.

Royal Investments America

On June 23, 2003, the Company, through its wholly-owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly-owned subsidiary. Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by the FDIC and Pennsylvania Department of Banking by regulation.

Business results: At September 30, 2012 and December 31, 2011, total assets of RIA were $5.9 million.  For the quarter ended September 30, 2012, RIA had net income of $12,000 compared to net income of $800,000 for the comparable period of 2011. Net income for the first nine months of 2012 amounted to $53,000 compared to net income of $1.2 million for the comparable period of 2011.  The decline in net income for the three and nine months ended September 30, 2012 was attributable to the deconsolidation of a variable interest entity at the end of 2011 that was associated with RIA as a result of the sale of the remaining condominium units.

Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At September 30, 2012, there were no outstanding loans from Royal Bank to RIA.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly-owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the quarter ended September 30, 2012, RID reported net income of $152,000, compared to net income of $168,000 for the quarter ended September 30, 2011.  For the first nine months of 2012, RID reported a net loss of $248,000 versus net income of $928,000 in the comparable period of 2011 primarily due to $859,000 in investment impairment on a private equity real estate fund. At September 30, 2012, total assets of RID were $29.5 million, of which $1.3 million was held in cash and cash equivalents and $4.8 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly-owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At September 30, 2012 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly-owned subsidiary RID, established Royal Preferred LLC as a wholly-owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At September 30, 2012, Royal Preferred LLC had total assets of approximately $23.3 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2012 amounted to 2.54%.

On August 13, 2009, the Company’s Board determined to suspend interest payments on the trust preferred securities.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, this decision better supports the capital position of Royal Bank, a wholly-owned subsidiary of the Company.  As of September 30, 2012 the trust preferred interest payment in arrears was $2.3 million and has been recorded in interest expense and accrued interest payable.

Tax Lien Operations

Crusader Servicing Corporation

The Company, through its wholly-owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC.  At September 30, 2012, total assets of CSC were $7.4 million.  Included in total assets is $716,000 for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama.  In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI.  In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount.  As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired.  CSC has recorded charge-offs of $3.6 million related to this loan through December 31, 2011.  CSC recorded a charge-off related to this loan of $171,000 in the second quarter of 2012.  The outstanding SMI loan balance was $716,000 and $1.0 million at September 30, 2012 and December 31, 2011.

Business results: Net interest expense for CSC was $3,000 for the quarter ended September 30, 2012 compared to net interest income of $53,000 for the third quarter of 2011. Net interest income for the first three quarters of 2012 decreased $155,000 from $200,000 for the first nine months of 2011 to $45,000 due to an increase in funding costs and the liquidation of the portfolio.   For the three and nine months ended September 30, 2012, CSC recorded net losses of $1.1 million and $2.6 million, respectively, compared to net losses of $108,000 and $109,000, respectively, for the comparable periods of 2011.  The decline in net income for the three and nine months ended September 30, 2012 was largely driven by a $2.0 million loss contingency accrual for potential DOJ fines and penalties related to its  investigation.  CSC recorded an aggregate of $2.0 million ($1.0 million in the first and second quarters of 2012 and an additional $1.0 million in the third quarter of 2012).  On September 26, 2012, as a result of the former President of CSC’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  The DOJ further agreed to recommend that the appropriate fine for CSC would be $2.0 million, which, as stated above, has been recognized in the Company’s financial statements.  For additional information please read “Part II Other Information” “Item 1 Legal Proceedings” of this Form 10-Q.  Additionally CSC recognized an increase in OREO impairment of $356,000 during the nine months ended September 30, 2012 compared to the same period in 2011.  At September 30, 2012, total assets of CSC were $7.4 million, of which $6.4 million was held in tax liens. The allowance for lien loss was $113,000 at September 30, 2012.

Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At September 30, 2012, the amount due Royal Bank from CSC was $7.1 million.

Royal Tax Lien Services, LLC

On November 17, 2006, the Company, through its wholly-owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RTL was formed to purchase and service delinquent tax certificates.  RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.

Business results: Net interest income for RTL of $624,000 and $1.9 million for the three and nine months ended September 30, 2012, decreased $514,000 and $2.0 million, respectively, from the comparable periods in 2011 largely due to an increase in funding costs and a decline in the average tax liens outstanding.   RTL recorded net income of $1.2 million for the quarter ended September 30, 2012 compared to net income of $412,000 for the comparable quarter of 2011.  The $900,000 increase in net income was primarily due to the $1.0 million reversal of the loss contingency accrual recorded in the first and second quarters of 2012 and a $267,000 increase in gains on sale of OREO which were partially offset by increased professional and legal fees of $168,000, and OREO related charges of $31,000.  For additional information please read “Part II Other Information” “Item 1 Legal Proceedings” of this Form 10Q.   For the first nine months of 2012, RTL recorded net income of $346,000 compared to net income of $1.7 million for the comparable period in 2011. The $1.4 million decline was primarily related to the $2.0 million decrease in net interest income mentioned above which was partially offset with a decline in the provision for lien losses of $183,000.  At September 30, 2012, total assets of RTL were $35.2 million, of which $34.1 million was held in tax liens compared to total assets at December 31, 2011 of $61.8 million, of which the majority was held in tax liens.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W.  At September 30, 2012, the amount due Royal Bank from RTL was $24.6 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at September 30, 2012 were $801.7 million, a decrease of $46.8 million, or 5.5%, from December 31, 2011.  This decrease was mainly attributed to a reduction of $72.2 million, or 18.2%, in net loans and leases primarily due to the payoffs, pay downs, charge-offs and transfers to OREO and a $9.9 million, or 78.4%, decrease in loans held for sale.   Partially offsetting these declines was an increase in investment securities and cash and cash equivalents of $29.4 million and $14.9 million, respectively.

Cash and Cash Equivalents

Total cash and cash equivalents of $39.4 million at September 30, 2012 grew $14.9 million, or 61.0%, from $24.5 million at December 31, 2011 mainly due to the decline in loan balances.

Investment Securities

AFS investment securities of $358.5 million at September 30, 2012, increased $29.4 million, or 9.0%, from the level at December 31, 2011.  The increase was primarily due to the purchase of U.S. government agencies and U.S. government agency CMOs as a result of the excess cash from the reduction in loan balances during the first three quarters of 2012.  During the first quarter of 2012, the Company reduced its exposure in non-agency CMOs and corporate bonds by selling a portion of these investments that were held in the investment portfolio. FHLB stock was $6.9 million at September 30, 2012 and $8.5 million at December 31, 2011.

The AFS portfolio had gross unrealized losses of $875,000 at September 30, 2012, which slightly improved $246,000 from gross unrealized losses of $1.1 million at December 31, 2011.  The decrease in gross unrealized losses on Agency CMOs, corporate bonds and residential mortgage backed securities were slightly offset by an increase in gross unrealized losses on Non-agency CMOs and other securities.  The Company recorded OTTI impairment of $859,000 on a private equity real estate fund during the second quarter of 2012. The AFS portfolio had gross unrealized gains of $8.4 million at September 30, 2012, which increased $1.7 million from gross unrealized gains of $6.7 million at December 31, 2011.  For the nine months ended September 30, 2012, the increase in net unrealized gains was primarily associated with an increase of gross unrealized gains related to Agency CMOs, residential mortgage backed securities and U.S. government agency securities.

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

The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other-than-temporary.

Loans and Leases

Total loans and leases of $343.0 million decreased $71.2 million, or 17.2%, from the level at December 31, 2011.  The decline was attributed to payoffs, balances being paid down, transfers to OREO, and charge-offs during the first three quarters of 2012.  The tax certificates, commercial real estate, construction and land development, and commercial and industrial loan portfolios declined $21.2 million, $20.7 million, $13.8 million and $14.3 million, respectively. The declines for all four loan categories were related to loan payoffs, pay downs and transfers to OREO of $10.5 million. Partially offsetting these declines was small growth in leases of $2.3 million.  The Company has become more selective in approving construction loans as well as commercial real estate loans given the existing loan concentration coupled with the current weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate and more recently middle market business lending.

The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$39,831	$54,136
Construction	6,293	14,066
Land Development	33,987	40,054
Residential real estate	26,100	26,637
Commercial real estate	161,834	182,579
Multi-family	8,490	11,622
Tax certificates	27,622	48,809
Leases	38,313	36,014
Other	1,094	949
Total gross loans and leases	$343,564	$414,866
Deferred fees, net	(515)	(623)
Total loans and leases	$343,049	$414,243

Deposits

Total deposits, which are the primary source of funds, slightly decreased $4.7 million, or 0.8%, to $571.3 million at September 30, 2012, from December 31, 2011.  Money market and NOW accounts and brokered CDs declined $7.7 million and $5.8 million, respectively, while demand, retail time deposits and savings accounts increased $4.7 million, $3.3 million and $840,000, respectively from year end 2011.

The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2012	2011
Demand (non-interest bearing)	$59,262	$54,534
NOW	39,776	43,172
Money Markets	178,529	182,830
Savings	17,103	16,263
Time deposits (over $100)	99,716	95,334
Time deposits (under $100)	176,864	177,960
Brokered deposits	-	5,823
Total deposits	$571,250	$575,916

Borrowings

At September 30, 2012, total borrowings of $134.2 million decreased $39.6 million, or 22.8%, from $173.8 million at December 31, 2011. This reduction is attributed to the maturity of a $30.0 million advance, $2.2 million in monthly payments on an amortizing borrowing and a $22.0 million repayment of short-term borrowings. The Company partially replaced the matured $30.0 million with a $15.0 million long term advance.

Shareholders’ Equity

Consolidated shareholders’ equity of $69.0 million decreased $6.9 million, or 9.1%, from $75.9 million at December 31, 2011. The decrease was primarily related to the net loss of $7.6 million and a decline in non-controlling interest of $759,000 partially offset by an increase of $1.4 million in other comprehensive income related to improvement in the valuation of the investment portfolio during the first three quarters of 2012.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2012, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

Under the informal agreement referenced in “Regulatory Orders”, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As shown in the table below, Royal Bank met these requirements at September 30, 2012 and December 31, 2011 and met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2012 and the previous eight quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2012	$78,813	17.09%	$36,901	8.00%	$46,126	10.00%
At December 31, 2011	$82,375	15.04%	$43,803	8.00%	$54,754	10.00%
Tier I capital (to risk-weighted assets)
At September 30, 2012	$72,903	15.81%	$18,451	4.00%	$27,676	6.00%
At December 31, 2011	$75,413	13.77%	$21,902	4.00%	$32,852	6.00%
Tier I capital (to average assets, leverage)
At September 30, 2012	$72,903	9.12%	$31,974	4.00%	$39,968	5.00%
At December 31, 2011	$75,413	9.09%	$33,189	4.00%	$41,486	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the nine
	months ended	For the year ended
(In thousands)	September 30, 2012	December 31, 2011
RAP net loss	$(11,373)	$(15,626)
Tax lien adjustment, net of noncontrolling interest	4,963	7,738
U.S. GAAP net loss	$(6,410)	$(7,888)

	At September 30, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	17.09%	18.56%	15.04%	17.02%
Tier I capital (to risk-weighted assets)	15.81%	17.28%	13.77%	15.75%
Tier I capital (to average assets, leverage)	9.12%	10.05%	9.09%	10.48%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2012	$97,274	20.44%	$38,069	8.00%	N/A	N/A
At December 31, 2011	$106,745	18.82%	$45,386	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At September 30, 2012	$88,434	18.58%	$19,035	4.00%	N/A	N/A
At December 31, 2011	$99,539	17.55%	$22,693	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At September 30, 2012	$88,434	10.82%	$32,703	4.00%	N/A	N/A
At December 31, 2011	$99,539	11.64%	$34,209	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for the previous nine quarters consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the nine
	months ended	For the year ended
(In thousands)	September 30, 2012	December 31, 2011
U.S. GAAP net loss	$(7,631)	$(8,563)
Tax lien adjustment, net of noncontrolling interest	(4,963)	(7,738)
RAP net loss	$(12,594)	$(16,301)

	At September 30, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	20.44%	19.02%	18.82%	16.90%
Tier I capital (to risk-weighted assets)	18.58%	17.15%	17.55%	15.63%
Tier I capital (to average assets, leverage)	10.82%	9.91%	11.64%	10.29%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  At September 30, 2012, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At September 30, 2012, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios.  The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At September 30, 2012, the Company’s liquidity ratios were approximately four times the policy minimums.

On August 13, 2009, the Company’s Board determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Board also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the capital position of Royal Bank, a wholly-owned subsidiary of the Company.  As of September 30, 2012 the trust preferred interest payment in arrears was $2.3 million and has been recorded in interest expense and accrued interest payable. As of September 30, 2012 the Series A Preferred stock dividend in arrears was $5.4 million and has not been recognized in the consolidated financial statements.

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

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2012:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$31.2	$-	$-	$-	$8.3	$39.5
Investment securities AFS	33.9	70.4	159.6	87.3	7.3	358.5
Loans:
Fixed rate	18.6	48.6	139.8	17.2	(17.4)	206.8
Variable rate	105.6	16.0	-	-	-	121.6
Total loans	124.2	64.6	139.8	17.2	(17.4)	328.4
Other assets	-	23.6	-	-	51.7	75.3
Total Assets	$189.3	$158.6	$299.4	$104.5	$49.9	$801.7
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$59.3	$59.3
Interest bearing deposits	25.8	77.3	132.3	-	-	235.4
Certificate of deposits	43.2	122.8	94.3	16.3	-	276.6
Total deposits	69.0	200.1	226.6	16.3	59.3	571.3
Borrowings	29.2	50.0	15.0	40.0	-	134.2
Other liabilities	-	-	-	-	27.2	27.2
Capital	-	-	-	-	69.0	69.0
Total liabilities & capital	$98.2	$250.1	$241.6	$56.3	$155.5	$801.7
Net interest rate GAP	$91.1	$(91.5)	$57.8	$48.2	$(105.6)
Cumulative interest rate GAP	$91.1	$(0.4)	$57.4	$105.6
GAP to total assets	11%	-11%
GAP to total equity	132%	-133%
Cumulative GAP to total assets	11%	0%
Cumulative GAP to total equity	132%	-1%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At September 30, 2012, floating rate loans with floors and without floors were $66.2 million and $55.4 million, respectively.

REGULATORY ORDERS

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”).   Following the issuance of the Orders, management implemented plans to address key areas that were noted in the Orders.  Management reduced classified assets, delinquencies, commercial real estate concentrations, reliance on non-core deposits and wholesale funding sources and strengthened capital ratios which were all factors that contributed to replacing the Orders with an MOU.   Management has continued to improve in each of these areas since the Orders were replaced with the MOU.  Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At September 30, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 17.09% and 9.12%, respectively.

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

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the MOU and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the MOU and the Federal Reserve Agreement. Additionally, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the MOU and the Federal Reserve Agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the MOU and the Federal Reserve Agreement.

In order to meet the requirements, primarily maintaining adequate capital ratios, in the previous Orders, the current MOU, and the Federal Reserve Agreement, management adopted a strategy to deleverage the balance sheet.    This strategy assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.  The deleveraging was largely accomplished by reducing brokered deposits from $226.9 million at June 30, 2009 to $0 as of September 30, 2012.  In addition, borrowings were reduced by $164.0 million during the same period.  During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which has weighed heavily on earnings and was the largest contributing factor to the Company’s continued losses.  As a result of the significant decline in level of classified assets, there has been a corresponding reduction in impairments, the provision for loan and lease losses, and the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets which has resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earnings assets and interest bearing liabilities.  In the event further deleveraging is necessary to maintain the required capital levels, net interest income would be impacted.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the “Liquidity and Interest Rate Sensitivity” section of the “Management’s Discussion and Analysis of Financial Condition and Results Operations” of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2012.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.  As previously discussed in the Company’s Form 10-K for the year ended December 31, 2011, in March 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States Department of Justice (“DOJ”).  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against both CSC and RTL.  As a result, the Company accrued an aggregate of $2.0 million during the first and second quarters of 2012 as an estimate for a loss contingency for potential DOJ fines and penalties relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this nonprosecution protection.  The DOJ further agreed to recommend that the appropriate fine for CSC would be $2.0 million, which, as stated above, has been recognized in the Company’s financial statements.  The actual fine to be imposed, however, lies within the sole discretion of the sentencing judge.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

As a result of the plea agreements of the former President of CSC and RTL, and others resulting from the DOJ investigation, a number of lawsuits have been filed against the former President of CSC and RTL, CSC, RTL, the Company and certain other parties.  On March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division) (“the Boyer Action”).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey.  The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief. As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this class action lawsuit.

On March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the Boyer action with all subsequently filed or transferred related actions, including the ones mentioned above.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file on or before November 21, 2012 a master complaint for the consolidated action.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

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

In 2005, the Company purchased $25.0 million in Class B-1 Notes of a collateralized debt obligation (“CDO”) offered by Lehman Brothers, Inc.  Concurrently with the issuance of the notes, the issuer entered into a credit swap with Lehman Brothers Special Financing, Inc. (“LBSF”).  Lehman Brothers Holdings, Inc. (“LBHI”) guaranteed LBSF’s obligations to the issuer under the credit swap. When LBHI filed for bankruptcy in September 2008, an event of default under the indenture occurred, and the trustee declared the notes to be immediately due and payable.  The Company was repaid its principal on the notes in September 2008.  In September 2010, LBSF filed suit in the United States Bankruptcy court for the Southern District of New York against certain indenture trustees, certain special-purpose entities (issuers) and a class of noteholders and trust certificate holders who received distributions from the trustees, to recover funds that were allegedly improperly paid to the noteholders in forty-seven separate CDO transactions.  In July 2012, LBSF added the Company as a defendant in the proceeding. As of the date of this filing, the Company cannot determine whether this proceeding will have a material adverse effect on its results of operations and cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

Item 1A.	Risk Factors.

Our business may be impacted by the existence of the informal agreement for Royal Bank and the Federal Reserve Agreement with the Federal Reserve Bank of Philadelphia.

Our success as a business is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the informal agreement and the Federal Reserve Agreement limits and impacts our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the informal agreement and the Federal Reserve Agreement. Our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be potentially impacted and thereby limit liquidity alternatives. Royal Bank’s ability to pay dividends to the Company, which provides funding for cash dividends to the Company’s shareholders, is subject to prior written consent of the FDIC and Department.  Moreover, the Company is prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Our ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the informal agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the informal agreement and the Federal Reserve Agreement. Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At September 30, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 17.09% and 9.12%, respectively.

We may face substantial potential legal liability which would adversely impact our business and financial results and damage our reputation.

On September 26, 2012, CSC voluntarily entered into a plea agreement with the DOJ in which CSC entered a guilty plea in the United States District Court of New Jersey to one count of bid-rigging at certain auctions for tax liens in New Jersey Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and will not bring criminal charges against RTL, or any current or former director, officer, or employee of CSC or RTL (with the exception of the former President of CSC and RTL and persons who bid at tax lien auctions on behalf of CSC or RTL), for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The DOJ further agreed to recommend that the appropriate fine to CSC would be $2.0 million, which has been recognized in the Company’s financial statements.   The actual fine to be imposed, however, lies within the sole discretion of the sentencing judge.  Additionally, RTL, CSC, the Company, and certain other parties were named as defendants in putative class action lawsuits arising from the tax lien operations. While the outcome of these cases and similar ones that may be filed is uncertain, the final resolution and the legal costs incurred defending the Company may materially affect our results of operations and financial condition and harm our reputation.

A number of our loans are secured by property located on the Southern New Jersey barrier islands and surrounding areas, which properties may have been damaged by Hurricane Sandy.

We have extended loans to customers that are secured by properties located in the Southern New Jersey barrier islands and surrounding areas.  These areas were severely damaged by Hurricane Sandy, which impacted the Mid-Atlantic and Northeastern regions of the United States from October 28, 2012 to October 30, 2012.  On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance.  We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary.  We are in the process of assessing the damage that may have occurred to the underlying properties and there is a risk that collateral for these loans has been damaged.  As of the date of this filing, the Company does not have the information required to determine the extent of potential loss, if any, related to these loans.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect our business, financial condition and/or operating results.  As of September 30, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K, except as described above.  The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 14, 2012.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 14, 2012.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 14, 2012.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of  Royal Bancshares of Pennsylvania on November 14, 2012.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: November 14, 2012
/s/ Michael S. Thompson
Michael S. Thompson
Principal Financial and Accounting Officer