Form 10-K
period 2012-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2013-03-27
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $9,601,130 based on the June 30, 2012 closing price of the Registrant’s Common Stock of $1.81 per share.

As of February 28, 2013, the Registrant had 10,933,150 and 2,020,449 shares outstanding of Class A and Class B common stock, respectively.

Documents Incorporated by Reference

Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 15, 2013—Part III.

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

The principal activities of the Company are supervising Royal Bank America (“Royal Bank”) which engages in general banking business principally in Montgomery, Delaware, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania, southern New Jersey, and Delaware.  The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.  On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary.  Royal Captive Insurance was formed to insure commercial property and provide comprehensive umbrella liability coverage for the Company and its affiliates.  During the fourth quarter of 2010, Royal Captive Insurance was dissolved. The investments were sold for a gain of approximately $8,000, $2.0 million was paid to the Company as a dividend, and the remaining funds, in the approximate amount of $500,000, were transferred to the Company.

At December 31, 2012, the Company had consolidated total assets of approximately $773.7 million, total deposits of approximately $554.9 million and shareholders’ equity of approximately $58.4 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).  The Company has two reportable operating segments, “Community Banking” and “Tax Liens”. After announcing the retirements of the Company’s Chief Executive Officer (“CEO”) and President during the second quarter of 2012, the Company’s Board conducted an executive search for a candidate for the combined role of President and CEO.  On December 18, 2012 the Company announced F. Kevin Tylus as President and CEO of Royal Bank.  On February 20, 2013, the Company announced that Mr. Tylus was appointed President, CEO and a Class III member of the board of directors of the Company.  Former CEO, Robert Tabas, remains as Chairman of the Board of Directors.

Regulatory Actions

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”). Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At December 31, 2012, based on capital levels calculated under regulatory accounting purposes (“RAP”), Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 8.53% and 16.1%, respectively.

Following the issuance of the Orders, management implemented plans to address key areas that were noted in the Orders.  Management has reduced classified assets, delinquencies, commercial real estate concentrations, reliance on non-core deposits and wholesale funding sources and maintained capital ratios above the required minimums which were all factors that contributed to replacing the Orders with the MOU.  Management has continued to improve in each of these areas since the Orders were replaced with the MOU.

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

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Department and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963.  Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980.  The deposits of Royal Bank are insured by the FDIC.  On October 17, 2008, Royal Bank established RBA Property LLC, a wholly owned subsidiary.  RBA Property was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.  On December 1, 2008, Royal Bank established Narberth Property Acquisition LLC, a wholly owned subsidiary.  Narberth Property Acquisition was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.  On November 4, 2009, Royal Bank established Rio Marina LLC, a wholly owned subsidiary.  Rio Marina LLC was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.  Royal Bank also holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.

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

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and Camden County, New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in twenty-two states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees:  Royal Bank employed approximately 152 persons on a full-time equivalent basis as of December 31, 2012.

Deposits: At December 31, 2012, total deposits of Royal Bank were distributed among demand deposits (11%), money market deposit, savings and NOW accounts (43%) and time deposits (46%).  At year-end 2012, deposits decreased $21.2 million to $561.0 million, from year-end 2011, or 3.6%.  Demand deposits and savings accounts increased $3.8 million and $1.2 million, respectively.  NOW and money market accounts decreased $2.7 million while time deposits decreased $23.5 million primarily due to the intentional run-off of maturing CDs. Included in Royal Bank’s deposits are approximately $6.1 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending:  At December 31, 2012, Royal Bank had a total net loan portfolio of $326.9 million, representing 42% of total assets.  The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans.  At year-end 2012, net loans decreased $71.0 million from year end 2011.

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

Non-Bank Subsidiaries

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary.  RID’s legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19899.  RID buys, holds and sells investment securities. At December 31, 2012, total assets of RID were $29.0 million, of which $1.6 million was held in cash and cash equivalents and $2.9 million was held in investment securities.  RID had net interest income of $665,000 and $673,000 for 2012 and 2011, respectively.  Non-interest income for 2012 was a loss of $1.7 million and included other-than-temporary impairment (“OTTI”) on investment securities of $2.4 million which was partially offset by gains on sale of investment securities of $654,000.  Non-interest income for 2011 was $619,000.  RID recorded a net loss for 2012 of $1.0 million compared to net income of $1.3 million in 2011.  Royal Bank has previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At December 31, 2012 no loans were outstanding. During the third quarter of 2010, RID paid a $2.5 million dividend to Royal Bancshares.  The amounts above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.

The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in CSC.  CSC’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. CSC acquired, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute.  Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.  At December 31, 2012, total assets of CSC were $6.7 million.  Included in total assets is $601,000 for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama.  In 2005, the Company entered into a partnership with SMI, ultimately acquiring a 50% ownership interest in SMI.  In connection with acquiring this ownership interest, CSC extended an $18 million line of credit to SMI, which was used by SMI to purchase tax lien portfolios at a discount.  As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded that the loan was impaired based on an analysis of the portfolio in the fourth quarter of 2008.  Through 2011, CSC charged-off $3.6 million related to this loan.  Additional charge-offs of $171,000 related to SMI were recorded in 2012. The outstanding SMI loan balance was $601,000 at December 31, 2012.  In 2012, CSC’s net interest income declined $179,000 from $253,000 for 2011 to $74,000 due to the continued liquidation of the portfolio.  The 2012 provision for lien losses was $236,000 compared to $619,000 for 2011.  The provision is mainly related to the SMI impairments mentioned above.  For 2012 and 2011 other income was $86,000 and $289,000, respectively.  Other income is mostly comprised of gain on sale of other real estate owned (“OREO”) properties.  Other expense was $2.9 million and $285,000 for 2012 and 2011, respectively.   The $2.6 million increase in other expense was principally driven by a $2.0 million fine assessed by the United States Department of Justice (“DOJ”) related to its investigation.  Please read “Item 3 Legal Proceedings” of this Form 10-K for additional information regarding the DOJ investigation.  CSC recorded a net loss of $3.0 million in 2012 compared to $361,000 in 2011.  The 2012 loss was impacted by the $2.0 million fine and OREO impairment of $495,000.

On June 23, 2003, the Company, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary.  RIA’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation.  At December 31, 2012, total assets of RIA were $5.9 million, which included $5.3 million in cash.  For 2012, RIA had net income of $69,000 as compared to $1.9 million for 2011.  The $1.8 million decline in net income was related to a decrease in income related to equity investments in real estate as a result of substantial completion of the project in 2011.

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of trust preferred securities.

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Royal Leasing’s legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania 19422.  Royal Leasing was formed to originate small business leases.  Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During 2012 and 2011, neither sales nor purchases of lease portfolios were material. At December 31, 2012, total assets of Royal Leasing were $37.1 million.  For 2012, Royal Leasing had net interest income of $2.2 million compared to $2.3 million for 2011. For 2012 provision for lease losses was $230,000 compared to $504,000 for 2011.  The decrease in the provision was primarily related to improvement in the credit quality of the leasing portfolio year over year.  Other income for 2012 was $574,000 compared to $558,000 for 2011.  Other expense was $1.2 million and $1.0 million for 2012 and 2011, respectively.  The increase in other expense was related to an increase of $125,000 in distribution of management fees.  Royal Leasing recorded net income of $474,000 for the year ended December 31, 2012 compared to a $479,000 for the year ended December 31, 2011.

On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed RTL. Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RTL was formed to purchase and service delinquent tax certificates.  RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.  At December 31, 2012, total assets of RTL of which the majority was held in tax liens were $30.6 million compared to $61.8 million at December 31, 2011.  Tax certificates declined $22.6 million from $44.5 million at December 31, 2011 to $21.9 million at December 31, 2012. For 2012, RTL had net interest income of $2.3 million compared to $4.8 million for 2011 due to the reduction in average tax liens outstanding for RTL over the past year.  Provision for lien losses was $584,000 compared to $464,000 for 2012 and 2011, respectively.  Other expense was $2.3 million and $1.2 million for 2012 and 2011, respectively.  The $1.1 million increase in other expense was mostly related to an increase of $676,000 in legal fees.  Net income for 2012 declined $1.9 million from $2.0 million for 2011 to $44,000 for 2012.

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

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. At December 31, 2012, Royal Preferred LLC had total assets of approximately $21.8 million.

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

Products and Services with Reputation Risk

The Company offers a diverse range of financial and banking products and services.  In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by the Company or any of its subsidiaries, whether legally justified or not, the resulting negative publicity with respect to any such product or service could have a negative impact on the Company’s reputation.  The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on the Company’s reputation.

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

Concentrations, Seasonality

The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business.  No substantial portion of loans or investments is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  The Company has seen a deterioration in economic conditions as it pertains to real estate loans.  Commercial real estate, commercial loans, and construction and land loans represent 52%, 22%, and 19%, respectively, of the total $23.0 million in non-accrual loans at December 31, 2012.  The business of the Company and its subsidiaries is not seasonal in nature.

Environmental Compliance

The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2012, and are not expected to have a material effect on such expenditures, earnings or competitive position in 2013.

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

Basel III and Capital Requirements

The Basel Committee on Banking Supervision and the Financial Stability Board (“Basel Committee”), which was established by the Group of 20 (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency, have both committed to raise capital standards and liquidity buffers within the banking system. In December 2010 and January 2011, the Basel Committee published the final reforms on capital and liquidity generally referred to as “Basel III”.  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Royal Bank.

When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”.  Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity. For all banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

▪	A minimum ratio of CET1 to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer.

▪	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%.

▪	A minimum ratio of total capital to risk-weighted assets of 8.00%, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period.

▪
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.  This principle increases the contribution from the private sector to resolve future banking crises.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators.

In June 2012, the federal bank regulatory agencies issued three notice of proposed rulemakings (“NPRs”) that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. One NPR (the “Basel NPR”) proposes the majority of the reforms covered in Basel III.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The Basel NPR proposes limiting a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The Basel NPR would also revise the “prompt corrective action” regulations described above by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III proposal does not change the total risk-based capital requirement for any category.

Another NPR (the “Standardization Approach NPR”) proposes new methodologies for computing risk-weighted assets to enhance risk sensitivity.  The Standardization Approach NPR would also increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations. Both the Basel NPR and the Standardization Approach NPR would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies. The third NPR, the Advanced Approaches NPR, does not apply to the Company or Royal Bank because consolidated total assets are less than $250 billion.

In November 2012, the federal banking agencies stated that the new capital rules that would have taken effect on January 1, 2013 have been delayed due to volume of comments received on the NPRs.  Management believes that, as of December 31, 2012, the Company and Royal Bank would meet all capital adequacy requirements under the proposed rules on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the rule proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s results of operations.

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

FDIC Insurance Assessments

Royal Bank is a member of the FDIC.  The FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution.  The temporary unlimited coverage for non-interest bearing deposit accounts provided under the Dodd Frank Act expired on December 31, 2012.  Each depositor is insured to at least $250,000.

Beginning with the second quarter of 2011, the Dodd-Frank Act, changed the assessment base used to calculate insurance premiums.  Instead of deposits the assessment base is a bank’s average assets minus average tangible equity.  As the asset base of the banking industry is larger than the deposit base, the range of base assessment rates is lower; however, the dollar amount of the actual premiums is expected to be roughly the same.  The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In attempting to achieve the mandated 1.35% ratio, the FDIC implemented assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas do not affect Royal Bank.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0%.  In lieu of reimbursements, the FDIC has set lower base assessment rates if the reserve ratio for the prior assessment period is equal to or exceeds 2.0%.

In addition to deposit insurance, Royal Bank is also subject to assessments to pay the interest on Financing Corporation bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  For the first quarter of 2013, the Financing Corporation’s assessment for Royal Bank (and all other banks), is an annual rate of $.0064 for each $100 of deposits.  The Financing Corporation bonds are expected to be paid off between 2017 and 2019.

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

Under ARRA, an institution that received funds under the Troubled Asset Relief Program (“TARP”), such as the Company, is subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer).  The following summarizes the significant requirements of ARRA and applicable the United States Department of Treasury (“Treasury”) regulations:

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

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA was designed to enable the federal government, under terms and conditions developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions.  EESA includes, among other provisions: (a) the $700 billion TARP, under which the Secretary of the Treasury was authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.

Under the TARP, Treasury authorized a voluntary Capital Purchase Program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008.  On February 20, 2009, the Company issued to Treasury, 30,407 shares of Series A Preferred Stock and a warrant to purchase 1,104,370 shares of Class A common stock for an aggregate purchase price of $30.4 million under the TARP CPP. (See “Note 14 – Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.)  Companies participating in the TARP CPP were required to adopt certain standards relating to executive compensation.  The terms of the TARP CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

Financial Services Regulatory Relief Act of 2006

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

Other Legislation/Regulatory Requirements

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

Our success as a business is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the informal agreement and the Federal Reserve Agreement limits and impacts our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the informal agreement and the Federal Reserve Agreement. Our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be potentially impacted and thereby limit liquidity alternatives. Royal Bank’s ability to pay dividends to the Company, which provides funding for cash dividends to the Company’s shareholders, is subject to prior written consent of the FDIC and Department.  Moreover, the Company is prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Our ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the informal agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the informal agreement and the Federal Reserve Agreement. Under the MOU, Royal Bank must maintain a minimum Tier 1 leverage ratio and a minimum total risk-based capital ratio of 8% and 12%, respectively. At December 31, 2012, based on capital levels calculated under RAP, Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 8.53% and 16.10%, respectively.

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

Our concentration of commercial real estate and construction loans is subject to unique risks that could adversely affect our earnings.

Our commercial real estate and construction and land development loan portfolio held for investment was $204.3 million at December 31, 2012 comprising 59% of total loans.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.  The remaining loans in the portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions.  Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.

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

Our ability to pay dividends depends primarily on dividends from our banking subsidiary, which are subject to regulatory limits.  Additionally, we are subject to other dividend limitations.

We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity.  Substantially all of our assets are held by our direct and indirect subsidiaries.  Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries.  Our banking subsidiary, Royal Bank is our primary source of dividends.  Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Royal Bank must receive prior written approval from the FDIC and the Department before declaring and paying a dividend to the Company.

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

On September 26, 2012, CSC voluntarily entered into a plea agreement with the DOJ in which CSC entered a guilty plea in the United States District Court of New Jersey to one count of bid-rigging at certain auctions for tax liens in New Jersey Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and will not bring criminal charges against RTL, or any current or former director, officer, or employee of CSC or RTL (with the exception of the former President of CSC and RTL and persons who bid at tax lien auctions on behalf of CSC or RTL), for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The DOJ further agreed to recommend that the appropriate fine to CSC would be $2.0 million, which has been recognized in the Company’s financial statements.   At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which, as stated above, has been recognized in the Company’s financial statements.   Additionally, RTL, CSC, the Company, and certain other parties were named as defendants in putative class action lawsuits arising from the tax lien operations. While the outcome of these cases and similar ones that may be filed is uncertain, the final resolution and the legal costs incurred defending the Company may materially affect our results of operations and financial condition and harm our reputation.

A number of our loans are secured by properties located on the Southern New Jersey barrier islands and surrounding areas, which may have been damaged by Hurricane Sandy.

We have extended loans to customers that are secured by properties located in the Southern New Jersey barrier islands and surrounding areas.  These areas were severely damaged by Hurricane Sandy, which impacted the Mid-Atlantic and Northeastern regions of the United States from October 28, 2012 to October 30, 2012.  On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance.  We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary.  We have been assessing the condition of the underlying properties since there was a risk that collateral for these loans had been damaged.  As of the date of this filing, the Company does not expect to record losses on these loans related to collateral damage.

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

Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This disintermediation could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.  In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

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

Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 56% of Class A common stock and 83% of Class B common stock as of February 28, 2013. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2012, Royal Bank had fifteen banking offices, which are located in Pennsylvania and New Jersey.

15th Street Office	Bala Plaza Office (3)	Bridgeport Office (1)
30 South Street	231 St. Asaph's Road	105 W. 4th Street
Philadelphia, PA 19102	Bala Cynwyd, PA 19004	Bridgeport, PA 19406

Castor Office (1)	Fairmount Office (1)	Grant Avenue Office (1)
6331 Castor Avenue	401 Fairmount Avenue	1650 Grant Avenue
Philadelphia, PA 19149	Philadelphia, PA 19123	Philadelphia, PA 19115

Henderson Road Office	Jenkintown Office (1)	King of Prussia Office (1)
Beidler and Henderson Roads	600 Old York Road	655 West DeKalb Pike
King of Prussia, PA 19406	Jenkintown, PA 19046	King of Prussia, PA 19406

Narberth Office (1)	Narberth Training Center (1)(2)	Phoenixville Office (1)
732 Montgomery Avenue	814 Montgomery Avenue	808 Valley Forge Road
Narberth, PA 19072	Narberth, PA 19072	Phoenixville, PA 19460

Shillington Office	Sicklerville Office	Trooper Office (1)
516 East Lancaster Avenue	1990 New Brooklyn-Erial Rd	Trooper and Egypt Roads
Shillington, PA 19607	Sicklerville, NJ 08081	Trooper, PA 19401

Villanova Office	Walnut Street Office	Storage Facility (1)
801 East Lancaster Avenue	1230 Walnut Street	3836 Spring Garden Street
Villanova, PA 19085	Philadelphia, PA 19107	Philadelphia, PA 19104

(1) Owned
(2) Used for employee training
(3) Loan production office

Royal Bank owns eleven of the above properties.  In January 2013, Royal Bank consolidated the leased Henderson Road office among the King of Prussia and Bridgeport offices and retained the majority of the deposits.  The remaining six properties are leased with expiration dates between 2013 and 2021.  During 2012, Royal Bank made aggregate lease payments of approximately $795,000.  The Company believes that all of its properties are sufficiently insured, maintained and are adequate for Royal Bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS

As described under “Item 1 – Business” of this Report, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States Department of Justice (“DOJ”).  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against CSC, RTL or both.  As a result, the Company accrued $2.0 million during 2012 as an estimate for a DOJ fine relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which, as stated above, has been recognized in the Company’s consolidated financial statements.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

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

The following table shows the range of high and low closing prices for the Company’s stock as reported by NASDAQ.

Closing Prices
2012	High	Low
First Quarter	$1.65	$1.25
Second Quarter	1.97	1.23
Third Quarter	3.03	1.70
Fourth Quarter	2.25	1.02

2011	High	Low
First Quarter	$1.92	$1.52
Second Quarter	1.84	1.28
Third Quarter	1.45	0.95
Fourth Quarter	1.54	0.82

The approximate number of recorded holders of the Company’s Class A and Class B Common Stock, as of February 28, 2013, is shown below:

Title of Class	Number of record holders
Class A Common stock	258
Class B Common stock	133

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

Cash Dividends:  The Company did not pay cash dividends on its common stock in 2012, 2011, and 2010.  Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come primarily from dividends paid by its direct and indirect subsidiaries, including Royal Bank to the Company.

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

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2012, the Series A Preferred stock dividend in arrears was $5.8 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury had the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s board of directors during 2011.

At December 31, 2012, as a result of significant losses within Royal Bank and cash and stock dividends declared and paid in previous years, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described under “Regulatory Actions” in “Item 1 – Business” of this Report, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

COMMON STOCK PERFORMANCE GRAPH

The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2007, (with all dividends reinvested), in each of the following:

▪	Royal Bancshares of Pennsylvania, Inc. Class A common stock;

▪	The stock of all United States companies trading on the NASDAQ Global Market;

▪	Common stock of 2012 Peer Group consists of nineteen banks headquartered in the Mid-Atlantic region, trade on the major exchange and have total assets between $750 million and $1.5 billion; and

▪	SNL Bank and Thrift Index.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Royal Bancshares of Pennsylvania, Inc.	100.00	31.09	12.14	13.07	11.67	11.20
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14
RBPAA Peer Group Index	100.00	79.71	70.44	78.06	69.16	85.19

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2012	2011	2010	2009	2008
Interest income	$31,981	$39,377	$57,262	$66,043	$72,764
Interest expense	9,899	14,086	25,994	37,439	38,109
Net interest income	22,082	25,291	31,268	28,604	34,655
Provision for loan and lease losses	5,997	7,728	22,140	20,605	21,841
Net interest income after loan and lease losses	16,085	17,563	9,128	7,999	12,814
Gains (loss) on investment securities	1,030	1,782	1,290	1,892	(1,313)
Gains on sales related to real estate joint ventures	-	1,750	-	-	1,092
Net gains on sales of other real estate owned	363	1,638	1,019	294	429
Service charges and fees	1,218	1,128	1,266	1,419	1,186
Income from bank owned life insurance	553	391	379	1,099	1,233
Gains on sale of loans and leases	2,057	337	666	914	190
Income related to real estate owned via equity investments	-	478	564	1,302	965
Gain on sale of security claim	-	-	1,656	-	-
Gain on sale of premises & equipment related to real estate owned via equity investments	-	-	667	1,817	1,679
Gain on sale of premises & equipment	-	-	-	-	1,991
Other income	747	1,110	737	578	148
Total other than-temporary-impairment losses on investment securities	(2,359)	(1,796)	(566)	(13,431)	(23,388)
Portion of loss recognized in other comprehensive loss	-	-	87	2,390	-
Net impairment losses recognized in earnings	(2,359)	(1,796)	(479)	(11,041)	(23,388)
Total other income (loss)	3,609	6,818	7,765	(1,726)	(15,788)
Income (loss) before other expenses & income taxes	19,694	24,381	16,893	6,273	(2,974)
Non-interest expense
Salaries and benefits	11,576	11,013	11,626	12,235	15,044
Impairment related to OREO	6,741	5,522	7,374	4,537	-
Impairment related to real estate owned via equity investments	-	-	2,600	-	1,500
Expenses related to real estate owned via equity investments	-	-	529	907	966
Impairment related to real estate joint venture	-	-	1,552	-	-
Other	18,007	15,534	17,062	19,977	15,023
Total other expense	36,324	32,069	40,743	37,656	32,533
Loss before tax expense	(16,630)	(7,688)	(23,850)	(31,383)	(35,507)
Income tax expense	-	-	-	474	2,643
Net loss	$(16,630)	$(7,688)	$(23,850)	$(31,857)	$(38,150)
Less net (loss) income attributable to noncontrolling interest	(1,005)	875	243	1,402	(68)
Net loss attributable to Royal Bancshares	(15,625)	(8,563)	(24,093)	(33,259)	(38,082)
Less Series A Preferred stock accumulated dividend and accretion	2,038	2,003	1,970	1,672	-
Net loss to common shareholders	(17,663)	(10,566)	(26,063)	(34,931)	(38,082)

Basic and diluted loss per common share	$(1.33)	$(0.80)	$(1.97)	$(2.64)	$(2.86)

Balance Sheet Data	For the years ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Total Assets	$773,716	$848,448	$980,626	$1,292,726	$1,175,586
Total average assets (2)	823,472	906,502	1,177,922	1,295,126	1,189,518
Loans, net	326,904	397,863	475,725	656,533	671,814
Total deposits	554,917	575,916	693,913	881,755	760,068
Total average deposits	573,233	621,709	791,026	857,742	724,384
Total borrowings (1)	134,107	173,774	180,723	283,601	313,805
Total average borrowings (1)	149,416	177,517	256,688	307,225	307,597
Total shareholders' equity (3)	58,415	75,945	84,093	101,156	79,687
Total average shareholders' equity	72,641	81,184	103,895	107,511	131,155
Return on average assets	(1.90%)	(0.94%)	(2.04%)	(2.57%)	(3.20%)
Return on average equity	(21.49%)	(10.55%)	(23.19%)	(30.94%)	(29.04%)
Average equity to average assets	8.82%	8.96%	8.82%	8.30%	11.03%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	(10.52%)

(1)	Includes obligations through VIE equity investments and subordinated debt.
(2)	Includes premises and equipment of VIE for years 2008 through 2010
(3)	Excludes noncontrolling interest

ITEM 7.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes in Item 8 of this Report.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  Critical accounting policies, judgments and estimates relate to allowance for loan and lease losses, loans held for sale, the valuation of other real estate owned, the valuation of deferred tax assets, other-than-temporary impairment losses on investment securities, net periodic pension costs and the pension benefit obligation.  The policies which significantly affect the determination of the Company’s financial position, results of operations and cash flows are summarized in “Note 1 - Summary of Significant Accounting Polices” to the Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of shareholders’ equity. The Company did not hold trading securities at December 31, 2012 and 2011.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 1 - Summary Of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Report.

Results of Operations

Financial Highlights and Business Results:  The Company’s results of operations depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings.  Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

Like many other financial institutions the Company’s financial results were negatively impacted by the recession, but the effects on the Company were more pronounced than the effects on its competitors. The concentration of commercial real estate loans coupled with the introduction of additional lines of business resulted in a much higher level of non-performing loans and losses.  The past losses were partially attributed to charge-offs and impairment of commercial, construction and land loans associated with real estate projects, many of which were participation loans outside the Company’s primary market. Some of the participation loans were located in Florida, Nevada, North Carolina and other markets that were overbuilt during the construction boom within the United States from 2000-2007. The Company also launched new business initiatives such as mezzanine lending, real estate joint ventures, hard money lending and equity investments in real estate shortly before the housing bubble burst which contributed to the losses. Additionally, the Company experienced a high level of investment impairment associated with corporate bonds, common stocks, private label mortgage backed securities and real estate investment funds that experienced declines in value during the past few years. Also contributing to the losses were increased costs associated with the high level of non-performing assets, legal expenses related to credit quality issues and the DOJ tax lien investigation (for additional information please read Item 3 “Legal Proceedings” of this Form 10-K), and higher Federal Deposit Insurance Corporation (“FDIC”) assessments resulting from the higher rates for deposit insurance due to the Orders to Cease and Desist (the “Orders”) which were issued in 2009 and replaced in 2011 with an informal agreement, known as a memorandum of understanding (“MOU”). Finally, the establishment of a valuation allowance in 2008 and subsequent years that currently amounts to $39.6 million, has prevented the Company from utilizing tax credits on losses during the past four years.

While the Company’s deleveraging strategy improved the risk profile of the Company by shedding higher risk assets and paying off higher cost brokered CDs, it has had a negative impact on income. The deleveraging has resulted in lower average loan balances and a higher proportion of lower yielding investment securities, which have negatively impacted net interest income, a principal source of income. While the Company still expects external headwinds and credit quality costs associated with non-performing assets to negatively affect financial results, over time their impact may decline as the overall level of non-performing assets declines.

After announcing the retirements of the Company’s CEO and President during the second quarter of 2012, the Company’s Board conducted an executive search for a candidate for the combined role of President and CEO.  On December 18, 2012 the Company announced F. Kevin Tylus as President and CEO of Royal Bank.  On February 20, 2013, the Company announced that Mr. Tylus was appointed President, CEO and a Class III member of the board of directors of the Company.  Former CEO, Robert Tabas, remains as Chairman of the Board of Directors.  The Company is focused on transitioning Royal Bank into a true community bank with the branches becoming selling centers and not just service centers.  Traditional consumer products such as home equity loans and a new mobile banking application are part of our enhanced product offerings.  The Company has developed a Profitability Improvement Program to generate steady revenue growth, expense management and gain operational efficiencies. During 2012, Royal Bank hired a new Chief Lending Officer (“CLO”) who has significant experience in commercial and consumer lending with a larger bank within the Philadelphia market. Through the restructuring of the Lending and Credit departments during the last half of 2012, Royal Bank has been able to increase commitments to extend credit by $23.8 million from $20.7 million at December 31, 2011 to $44.5 million at December 31, 2012.

Net Loss:  The Company recorded a net loss of $15.6 million in 2012, which represented an increase of $7.0 million from the loss recorded in 2011 of $8.6 million. The increase in net loss was primarily related to a $3.2 million reduction in net interest income, a $2.0 million DOJ fine related to the tax lien subsidiaries, a $1.3 million reduction in net gains on other real estate owned (“OREO”), a $1.2 million increase in OREO impairment charges, and a $1.7 million increase in impairment on LHFS.  Net loan balances, including loans held for sale, amounted to $328.5  million at year end 2012, which amounted to a decline of $81.9 million from balance at the end of 2011 due to charge-offs and impairments, loan sales, pay-downs, pay offs and transfers to OREO. Partially offsetting these unfavorable changes were a $1.7 million decline in the provision for loan and lease losses and a $934,000 decline in FDIC and state assessments.

Net interest income, which amounted to $22.1 million in 2012, decreased by $3.2 million, or 12.7%, from the prior year’s results of $25.3 million. The continued decline in loan balances negatively impacted net interest income during the past year. In addition, the accelerated amortization of premiums coupled with the reinvestment of cash flows from the investment portfolio into lower yielding government agency securities during the continued low interest rate environment has had a significant adverse impact on the yield earned on investment securities. Other income of $3.6 million in 2012 was $3.2 million below the result for 2011 mainly due to a $1.8 million decline in income from real estate joint ventures, a $1.3 million decline in net gains on OREO, a $752,000 decrease in net gains on the sales of AFS investment securities, a $563,000 increase in impairment on investment securities resulting primarily from write-downs of two private equity funds, and a $478,000 decline in income related to real estate owned via equity investments as a result of the substantial completion of the remaining project during 2011.  Partially offsetting these declines year over year for 2012 was a $1.7 million increase in gains on the sales of loans and leases which was primarily related to the sale of one non-performing loan in the second quarter of 2012.

Total non-performing loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in loans held for investment (“LHFI”) and $1.6 million in loans held for sale (“LHFS”), which amounted to an improvement of $28.3 million, or 55.2%, from the level at December 31, 2011 resulting from charge-offs and impairments, sales of loans, transfers to OREO and improved credit quality. Total non-performing loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.  Non-performing loans were $65.8 million at December 31, 2010 and were comprised of $43.2 million in LHFI and $22.6 million in LHFS.  OREO at December 31, 2012, amounted to $13.4 million versus $21.0 million at year end 2011, which amounted to a decline of $7.6 million, or 36.1%. As a consequence of the housing market’s slow recovery and the sluggish growth in the overall economy, the Company continued to experience a high level of non-performing assets despite the continued progress in reducing the level of those assets. Impaired and non-accrual loans and OREO assets are reviewed in the “Credit Quality” section of this report.  Basic and diluted losses per common share were both $1.33 for 2012 compared to basic and diluted losses per common share of $0.80 in 2011.

The Company recorded a net loss of $8.6 million in 2011, which represented an improvement of $15.5 million, or 64.5%, from loss recorded in 2010 of $24.1 million. The improved results were primarily related to a reduction in the provision for loan and lease losses of $14.4 million and a decline of $8.7 million in total other expense. The favorable change in the provision resulted primarily from a decrease in the outstanding loan balances year over year as well as a decline in the level of non-performing loans. Loan balances, including loans held for sale, amounted to $410.4 million at year end 2011, which amounted to a decline of $94.9 million from balance at the end of 2010 due to charge-offs, loan sales, pay-downs, pay offs and transfers to OREO. Other expenses of $32.1 million resulted in a year over year decline of $8.7 million, or 21.3%, and was attributed to an overall reduction of expenses related to the sale of Royal Asian at year end 2010, which amounted to $3.8 million; a reduction of $1.9 million in OREO impairment charges; lower FDIC and state assessments of $1.1 million associated with reduced deposit balances, mainly brokered CDs and deposits of Royal Asian; and the absence of impairment on real estate joint ventures which was $1.6 million in 2010 and the VIE related to real estate owned via equity investments being deconsolidated in 2011. The impairment related to the VIE in 2010 was $2.6 million.

Partially offsetting these favorable changes year over year for 2011 were a decline in both net interest income and other income. Net interest income, which amounted to $25.3 million in 2011, decreased by $6.0 million, or 19.1%, from $31.3 million for 2010. The decline in loan balances negatively impacted net interest income during the past year. In addition, a reduction in the yields on loans and investments and a 2010 non-recurring adjustment amounting to $905,000 also contributed to the decline in net interest income. The non-recurring adjustment was related to previously reversed interest income on a participation loan from a previous year. The overall decline in net interest income was partially mitigated by the continued reduction in interest expense related to lower interest rates principally associated with the re-pricing of maturing retail CDs and the redemption of brokered deposits and FHLB advances. Other income of $6.8 million in 2011 was $947,000 below the result for 2010 mainly due to impairment on investment securities of $1.8 million, resulting primarily from a complete write-down of one trust preferred security in the amount of $1.7 million.

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

Net interest income amounted to $22.1 million in 2012 as compared to $25.3 million in 2011, which resulted in a decline of $3.2 million, or 12.7%.  The decrease was attributed mainly to a year-over-year decline in average loan balances and a declining yield on the investment portfolio despite an increase in average investment securities. The decline was partially offset by a reduction in the average interest-bearing deposit and borrowing balances.  Additionally the average rate paid on the interest-bearing deposits continued to decline, specifically maturing retail CDs. (See the “Average Balance” table included in this discussion.) Net interest income amounted to $25.3 million in 2011 as compared to $31.3 million in 2010, which resulted in a decline of $6.0 million, or 19.1%.  The decrease was attributed mainly to a decline in interest-earning assets, both loans and investments, primarily attributable to the de-leveraging of the balance sheet, a decline in the yields of those interest-earning assets, again principally loans and investments, and a nonrecurring favorable adjustment of $905,000 for interest income in 2010. The decline was partially offset by a reduction of the average balances and the average rate paid on interest-bearing liabilities associated with the redemption of brokered CDs and lower rates paid on maturing retail CDs.

Interest income of $32.0 million in 2012 amounted to a reduction of $7.4 million, or 18.8%, from the level of $39.4 million in 2011. The decrease was primarily driven by a $90.6 million decline in average loan balances year-over-year and a 107 basis point decline in the yield on investments, which were partially offset by the increased yield on loans.   Interest income for loans declined by $4.4 million, or 14.8%, and was mainly attributed to the reduction of average total loans.  Average total loans for 2012 were $384.4 million compared to $475.0 million for 2011.  The decline in loan balances during 2012 was attributed to minimal new loan growth, loan prepayments, loan pay downs including $24.0 million in higher yielding tax lien certificates, charge-offs, impairments and transfers to OREO through foreclosure proceedings.  Average investment securities of $344.9 million in 2012 amounted to an increase of $24.5 million, or 7.6%, from the average in 2011.  For 2012, interest income on investment securities amounted to $6.7 million and declined $2.9 million, or 30.8%, from 2011.

The decline in the yield on average interest-earning assets contributed to the decline in interest income year over year (4.25% in 2012 versus 4.76% in 2011). The 51 basis point reduction was primarily comprised of a decline of 107 basis points on investment securities which was partially offset by a 33 basis point increase in total loans. The yield on investment securities was 1.94% for 2012 compared to 3.01% for 2011.  As a result of the historically sustained low interest rates, the yield on investment securities declined despite the increase in average balances.  This decline in yield was due to the replacement of sold and called higher yielding investment securities and the reinvestment of increased payments received on cash flowing investment securities during 2012 with lower yielding government agency securities.  In addition, accelerated amortization of premiums paid on investment securities within the MBS/CMO portfolio due to a higher level of prepayments also contributed to the declining yield on investments. The increase in loan yield reflected a reduced concentration of non-performing loans within the loan portfolio, a higher concentration of higher yielding leases coupled with minimal interest reversals on new non-performing loans, which were partially offset by a reduced concentration of higher yielding tax liens.

Interest income of $39.4 million in 2011 amounted to a reduction of $17.9 million, or 31.2%, from the level of $57.3 million in 2010. The decline was attributable to a lower yield on interest-earning assets year over year for loans and investment securities, and a lower level of average interest-earning assets again related to both loans and investment securities. The reduction in loan balances and investment securities was driven in part by the Company’s strategic capital initiative of de-leveraging the balance sheet. Interest income for loans declined by $13.0 million, or 30.5%, and was mainly attributed to the reduction of average total loans but was also related to a decline in the yield on the loan portfolio. Average balance of total loans amounted to $475.0 million during 2011 versus $643.5 million during 2010, which amounted to a decline of $168.5 million, or 26.2%, year over year. The reduction was comprised of charge-offs, pay downs, payoffs, the sale of Royal Asian Bank (“RAB”) at year end 2010 and transfers to OREO that was accompanied by minimal new loan growth. The sale of RAB accounted for almost 40% of the overall decline. The interest income on investment securities amounted to $9.6 million and declined $4.8 million, or 33.3%, resulting from a decline in average investment securities coupled with a decline in the yield on the investment securities. Average investment securities of $320.4 million in 2011 amounted to a decline of $61.4 million, or 16.1%, from the average in 2010.

The decline in the yield on average interest-earning assets contributed to the decline in interest income year over year (4.76% in 2011 versus 5.29% in 2010). The 53 basis point reduction was comprised of a decline of 78 basis points on investment securities and a 39 basis point decrease in total loans. The decline in the yield on investment securities was mainly related to the replacement of sold investment securities and principal payments and prepayments on government agency investment securities with comparable investment securities at lower interest rates. The yield decrease on average total loans primarily resulted from the $905,000 favorable adjustment to interest income in 2010 as previously mentioned, the lower yields on new loans recorded during the past year and a change in the composition of the loans within the portfolio during 2011. The loan composition change was related to a decrease in the percentage of tax liens, which have the highest yields within the loan portfolio. At year end 2011, the variable rate portfolio represented approximately 40% of total loans; however the Company has mitigated a portion of this negative impact through the utilization of rate floors in many of the commercial loan agreements that exceed the current prime rate.

At December 31, 2012, non-performing loans to total loans amounted to 6.7%, whereas the same ratio at December 31, 2011, amounted to 12.0%. The favorable change year over year was primarily associated with the $28.3 million decline in non-performing loans during 2012, which was partially offset by the decline in the loan portfolio during 2012. The total interest income lost as a result of non-performing loans during 2012 amounted to $3.1 million, which resulted in a decrease of $2.0 million from 2011.

For the full year ended December 31, 2012, interest expense amounted to $9.9 million, which resulted in a decline of $4.2 million, or 29.7%, from the level recorded in the previous year.  The decline in interest expense during 2012 was primarily due to a $75.0 million, or 10.1%, decline in average interest-bearing liabilities relative to 2011 and a 42 basis point decline in the interest rates paid on interest-bearing liabilities year over year.  During 2012, average interest-bearing deposits of $517.6 million decreased $46.9 million, or 8.3%, compared to 2011.  The reduction was entirely associated with CDs, which was primarily due to the intentional runoff of brokered CDs and higher priced retail CDs, that was partially offset by an increase in money market deposits and savings accounts.  Average time deposits amounted to $276.0 million during 2012, which resulted in a decline of $51.6 million, or 15.8%, from the level during 2011 for the reasons previously noted.  Average money market deposits increased $3.6 million, or 2.0%, year over year. Average borrowings of $123.6 million in 2012 declined $28.1 million, or 18.5%, from the level in 2011 due to the redemption and pay down of FHLB advances. In March of 2012, a maturing FHLB advance of $30.0 million at a rate of 4.32% was partially replaced with a five-year FHLB advance of $15.0 million with a fixed rate of 1.39%, which improved funding costs.

Average rates paid on all major liability categories declined year over year due to the continued lower re-pricing of maturing retail certificates of deposit and the redemption of higher cost brokered CDs, the redemption of higher cost FHLB advances; and the reduction of rates paid on NOW, money market accounts, and savings accounts. The average interest rate paid on average interest-bearing liabilities in 2012 of 1.48% amounted to a reduction of 42 basis points from the prior year. Significant declines in average interest rates paid on interest-bearing liabilities year over year included certificates of deposits of 47 basis points, money market accounts of 31 basis points, borrowings of 28 basis points, NOW accounts of 23 basis points, and savings accounts of 16 basis points.

For the full year ended December 31, 2011, interest expense amounted to $14.1 million, which resulted in a decline of $11.9 million, or 45.8%, from the level recorded in the previous year. The favorable change was attributed to a reduced level of average interest-bearing liabilities year over year and a decline in the interest rates paid on those liabilities. Average interest-bearing liabilities amounted to $742.0 million in 2011, which represented a decline of $243.3 million, or 24.7%, from the previous year and was primarily related to the previously noted de-leveraging strategy and compliance with the previous Orders. Average time deposits, which included brokered CDs, amounted to $327.6 million in 2011 and represented a decrease of $175.6 million, or 34.9%, from the average level of 2010 due mainly to the redemption of higher cost brokered CDs. Average borrowings amounted to $151.7 million during 2011 and declined $77.8 million, or 33.9%, primarily due to the redemption of FHLB advances at the end of 2010.

For 2011, average rates paid on all major liability categories declined year over year due to the re-pricing of maturing retail certificates of deposit and the redemption of higher cost brokered CDs; the redemption of higher cost FHLB advances during 2010; and the reduction of rates paid on NOW, money market accounts, and savings accounts primarily during 2011. The average interest rate paid on average interest-bearing liabilities in 2011 of 1.90% amounted to a reduction of 74 basis points from 2010 as the Company was able to take advantage of the lower interest rate environment and the maturity of retail and brokered CDs as well as FHLB borrowings. Significant declines in average interest rates paid on interest-bearing liabilities year over year included certificates of deposits of 81 basis points and borrowings of 70 basis points.

The net interest margin for the full year 2012 amounted to 2.94%, which represented a decrease of 12 basis points from 2011. The Company has experienced pressure on its margin similar to many other financial institutions during 2012. Factors contributing to the net interest margin compression include a declining loan portfolio which is evidenced by the $90.6 million decline in the average balance of loans year over year and a reduction in the yields earned on the investment portfolio which is a result of accelerated amortization of premiums with the MBS/CMO portfolio as well as lower market rates on new purchases. The decline in the loan portfolio is primarily attributable to increased competition for new loans, the payoff or pay down of existing loans, a reduction in tax lien certificates, and transfers to OREO. As a result of the declining loan portfolio coupled with minimal new loan growth, the average balance of lower yielding investment securities has increased $24.5 million during this same period.  However, the yield on investment securities has declined 107 basis points year over year.  Due to the current interest rate environment, the Company has experienced accelerated amortization of premiums paid on its MBS/CMO portfolio due to higher prepayments.  Many homeowners are refinancing into lower rates, including some that have previously refinanced.  Additionally, prepayments have been effected by refinancing programs such as the Home Affordable Refinancing Program (“HARP”) being offered by the government for homeowners that are underwater on their homes.   The accelerated amortization of premiums coupled with the redeployment of cash flows from sold and called higher yielding investment securities and payments received on MBS/CMO portfolio into lower yielding government agency securities has had a significant negative impact on the yield earned on investment securities.

Management has taken steps to improve the margin including reducing the cost of interest-bearing liabilities as reflected in the 42 basis point decline year over year.  Additionally, in an effort to shift the mix of interest-earning assets to loans with an emphasis on commercial and industrial and small business lending, the Company hired a new CLO in 2012.  The decline in the yield on interest earning assets of 51 basis points was partially offset by an improvement in the funding costs, which amounted to a reduction of 42 basis points as noted above.  The decline in yield on interest-earning assets was driven by lower yields on average investment securities which more than offset the improved yield for average loans year over year.  The Company continued to pay down maturing brokered CDs throughout 2012 and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates and also lowered rates offered on other interest-bearing deposit accounts. The increased concentration of higher yielding leases and the reduced concentration of non-performing loans were more than offset by a lower concentration of higher-yielding tax liens, within interest-earning assets year over year. During 2012, loans, which are the highest yielding interest-earning asset, amounted to 51.1% of total interest-earning assets compared to 57.4% in 2011 while the concentration of the lower yielding investment securities increased from 38.7% in 2011 to 45.9% of total interest-earning assets in 2012.

The net interest margin for the full year 2011 amounted to 3.06%, which represented an increase of 17 basis points from 2010. The improved margin was attributed to lower interest rates for all major categories of interest-bearing liabilities for the Company.  The redemption of $83.2 million of higher cost brokered CDs, the retention of most of the $273 million maturing retail CDs at reduced rates of interest during 2011 and improved borrowings costs associated with the pay off of $57.5 million of FHLB advances at year end 2010 accounted for a majority of the improved net interest margin. The overall improvement was partially offset by a decline of 53 basis points on the yield on average interest-earning assets, which resulted from a decline in yields on both loans and investment securities. The decline in the yield on investment securities was associated with a lower reinvestment rate on sold securities and payments and prepayments of cash-flowing agency investments due to the lower interest rates throughout 2011. The decline for loan yields was related to a reduction of higher yielding tax liens within the loan portfolio during 2011, the pay off of higher yielding loans, lower interest rates on new loans and a nonrecurring favorable adjustment of $905,000 that positively impacted the loan yield in 2010.

Average Balances

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest-bearing assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	For the years ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest bearing deposits	$22,551	$38	0.17%	$29,016	$78	0.27%	$57,377	$154	0.27%
Federal funds	-	-	0.00%	2,822	3	0.11%	562	1	0.13%
Investment securities-available for sale	344,862	6,677	1.94%	320,362	9,645	3.01%	381,804	14,464	3.79%
Loans & Leases (1)
Commercial demand loans	174,029	8,804	5.06%	219,554	10,044	4.57%	307,515	15,857	5.16%
Real estate secured	168,079	13,143	7.82%	213,737	16,268	7.61%	291,205	23,195	7.97%
Other loans and leases	42,332	3,319	7.84%	41,756	3,339	8.00%	44,730	3,591	8.03%
Total loans	384,440	25,266	6.57%	475,047	29,651	6.24%	643,450	42,643	6.63%
Total interest-earning assets	751,853	31,981	4.25%	827,247	39,377	4.76%	1,083,193	57,262	5.29%
Non interest-earning assets
Cash & due from banks	9,632			11,725			16,465
Other assets	78,853			87,729			105,013
Allowance for loan loss	(16,308)			(19,567)			(25,919)
Unearned discount	(558)			(632)			(830)
Total non interest-earning assets	71,619			79,255			94,729
Total assets	$823,472			$906,502			$1,177,922
Liabilities & Shareholders' Equity
Deposits
Savings	$17,006	67	0.39%	$15,727	86	0.55%	$15,959	90	0.56%
NOW	42,305	139	0.33%	42,488	236	0.56%	42,990	395	0.92%
Money market	182,297	1,178	0.65%	178,670	1,722	0.96%	166,386	1,754	1.05%
Time deposits	275,959	4,514	1.64%	327,583	6,906	2.11%	503,217	14,683	2.92%
Total interest-bearing deposits	517,567	5,898	1.14%	564,468	8,950	1.59%	728,552	16,922	2.32%
Borrowings	123,642	3,318	2.68%	151,743	4,493	2.96%	229,515	8,403	3.66%
Obligation through VIE equity investments (2)	-	-	0.00%	-	-	0.00%	1,399	22	1.57%
Subordinated debt	25,774	683	2.65%	25,774	643	2.49%	25,774	647	2.51%
Total interest-bearing liabilities	666,983	9,899	1.48%	741,985	14,086	1.90%	985,240	25,994	2.64%
Non interest-bearing deposits	55,666			57,241			62,474
Other liabilities	28,182			26,092			26,313
Total liabilities	750,831			825,318			1,074,027
Shareholders' equity	72,641			81,184			103,895
Total liabilities and shareholders' equity	$823,472			$906,502			$1,177,922
Net interest income		$22,082			$25,291			$31,268
Net interest margin			2.94%			3.06%			2.89%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.
(2)	Portions of interest related to obligations through VIE are capitalized on the VIE’s books.

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the years ended December 31, 2012 and 2011, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2012 versus 2011			2011 versus 2010
	Changes due to:			Changes due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Short term earning assets
Interest bearing deposits in banks	$(11)	$(29)	$(40)	$(76)	$-	$(76)
Federal funds sold	-	(3)	(3)	2	-	2
Total short term earning assets	(11)	(32)	(43)	(74)	-	(74)

Total Investments securities	812	(3,780)	(2,968)	(2,260)	(2,559)	(4,819)
Loans
Commercial demand loans	(2,075)	1,539	(536)	(3,768)	(1,704)	(5,472)
Commercial mortgages	(1,251)	113	(1,138)	(3,810)	(342)	(4,152)
Residential and home equity loans	(23)	(23)	(46)	(56)	(11)	(67)
Lease receivables	55	(135)	(80)	(200)	(21)	(221)
Real estate tax liens	(3,251)	891	(2,360)	(1,541)	(1,140)	(2,681)
Other loans	(8)	(19)	(27)	(30)	-	(30)
Loan fees	(198)	-	(198)	(369)	-	(369)
Total loans	(6,751)	2,366	(4,385)	(9,774)	(3,218)	(12,992)

Total decrease in interest income	$(5,950)	$(1,446)	$(7,396)	$(12,108)	$(5,777)	$(17,885)
Interest expense
Deposits
NOW and money market	$30	$(670)	$(640)	$117	$(307)	$(190)
Savings	6	(25)	(19)	(1)	(3)	(4)
Time deposits	(989)	(1,404)	(2,393)	(4,336)	(3,442)	(7,778)
Total deposits	(953)	(2,099)	(3,052)	(4,220)	(3,752)	(7,972)
Borrowings
Borrowings	(780)	(395)	(1,175)	(2,498)	(1,412)	(3,910)
Trust preferred	-	40	40	-	(4)	(4)
Total Borrowings	(780)	(355)	(1,135)	(2,498)	(1,416)	(3,914)
Total decrease in interest expense	(1,733)	(2,454)	(4,187)	(6,718)	(5,168)	(11,886)
Total (decrease) increase in net interest income	$(4,217)	$1,008	$(3,209)	$(5,390)	$(609)	$(5,999)

Provision for Loan and Lease Losses

The provision for loan and lease losses declined $1.7 million from 2011 to $6.0 million for 2012.    During 2012 loan balances decreased $70.0 million.  The declining loan balances favorably impacted the 2012 recorded provision.  The Company recorded $5.1 million in net charge-offs in 2012, which were primarily related to specific reserves.

The provision for loan and lease losses declined $14.4 million from 2010 to $7.7 million for 2011.  During 2011 loan balances declined $82.6 million, which includes net charge-offs of $12.5 million.  This lower level of loan and lease balances required a lower allowance which enabled the provision to decline.

The provision for loan and lease losses was $22.1 million in 2010.  Included in the 2010 provision was $11.4 million in charge-offs on loans transferred to loans held for sale.  The Company recorded $30.4 million in net charge-offs in 2010.

Total Other Income

Other income includes service charges on depositors’ accounts, safe deposit rentals and fees for various services such as wire transfers and issuing Treasurers’ checks.   In addition, other forms of non-interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”) and income related to income producing properties within other real estate owned. Most components of other income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, OREO, and loans. From period to period these sources of income may vary considerably.  Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.

For 2012 and 2011, total other income amounted to $3.6 million and $6.8 million, respectively.  The $3.2 million decline was primarily attributable to a $1.8 million drop in income from real estate joint ventures related to a partial recovery of a fully impaired real estate joint venture in 2011 ($0 in 2012 versus $1.8 million in 2011), a $1.3 million decrease in gains on sale of OREO ($363,000 in 2012 versus $1.6 million in 2011) and a $563,000 increase in OTTI charges on AFS securities ($2.4 million in 2012 versus $1.8 million in 2011). The OTTI charges were related to two private equity funds and included the entire carrying value of one of the private equity funds in the amount of $1.5 million and credit related impairment charge of $859,000 on another private equity fund. Other unfavorable fluctuations year over year in other income amounted to a $752,000 decrease in net gains on the sale of available for sale investment securities ($1.0 million in 2012 compared to $1.8 million in 2011), a $478,000 decrease in income related to real estate owned via equity investments, and a $363,000 decrease in other income ($747,000 in 2012 versus $1.1 million in 2011).  The decline in income related to real estate owned via equity investments is attributable to the 2011 deconsolidation of the VIE as a result of the substantial completion of the real estate partnership project.  The decline in other income was mostly attributed to a decrease in rental income associated with OREO properties acquired through foreclosures.

Partially offsetting these decreases was a $1.7 million increase in net gain on the sales of loans and leases ($2.1 million in 2012 compared to $337,000 in 2011) and a $162,000 increase in BOLI income ($553,000 in 2012 versus $391,000 million in 2011).  The increase in net gain on the sales of loans and leases was primarily due to the sale of one non-performing loan during 2012.

Total other income in 2011 amounted to $6.8 million resulting in a decline of $947,000, or 12.2%, from 2010, which was primarily attributable to an increase of $1.3 million in OTTI charges on AFS securities ($1.8 million in 2011 versus $479,000 in 2010). This was mainly associated with the impairment of one trust preferred security within the Company’s investment portfolio which was completely written off in 2011. For 2011, other unfavorable fluctuations year over year in other income amounted to a $329,000 decrease in gain on the sales of loans and leases ($337,000 in 2011 compared to $666,000 in 2010), and decreases in both income related to real estate owned via equity investments and gains on the sale of premises and equipment related to real estate owned via equity investments of $86,000 and $667,000, respectively.  The decline in income related to real estate owned via equity investments and gains on the sale of premises and equipment related to real estate owned via equity investment is attributable to the deconsolidation of the VIE as a result of the substantial completion of the real estate partnership project.  As a result of deconsolidation, income of $278,000 is reflected in income related to real estate owned via equity investments.

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

Total Other Expense

For the period ended December 31, 2012 non-interest expense of $36.3 million amounted to an increase of $4.2 million from the results in 2011.  The unfavorable increase in expenses was primarily attributable to a $2.0 million DOJ fine related to the tax lien subsidiaries (for additional information please read “Item 3.  Legal Proceedings” of this Form 10-K) and a $1.7 million increase in impairments on LHFS due to loan sale agreements ($2.0 million in 2012 versus $340,000 in 2011).  Other increases year over year included a $1.2 million increase in impairments on OREO ($6.7 million in 2012 versus $5.5 million in 2011) and a $563,000 increase in salaries and benefits ($11.6 million in 2012 versus $11.0 million in 2011).  The additional OREO impairment was primarily due to the declining values of four of the vacant land properties in the portfolio.  Due to the length of time these properties have been classified as OREO, the Company has become more aggressive in marketing them.  The increase in salaries and benefits were primarily related to annual merit and promotion increases, the hiring of a new CLO, retention payments and increased pension costs.

Partly mitigating the increases mentioned above was a $934,000 improvement in FDIC Insurance and Pennsylvania Department of Banking assessments ($1.1 million in 2012 versus $2.0 million in 2011) and a $436,000 decline in loan collection expenses ($465,000 in 2012 versus $901,000 in 2011).  The improvement in FDIC Insurance and Pennsylvania Department of Banking assessments was the result of lower assessment rates based on the replacement of the previous Orders with the MOU during the fourth quarter of 2011.  While loan collection expenses declined year over year they continue to be high along with OREO and professional and legal fees as the Company works to resolve credit quality issues.  Other operating expense is comprised of data processing, postage, telephone, travel and entertainment, advertising, printing and supplies, dues and subscriptions and other miscellaneous expenses.

For the period ended December 31, 2011 non-interest expense of $32.1 million amounted to a decrease of $8.7 million, or 21.3%, from the results in 2010.  The improvement in expenses was primarily attributable to a decrease of $3.5 million related to the sale of Royal Asian at the end of 2010 that impacted most expense categories, a $1.9 million decrease in OREO impairments, a $2.6 million decrease in impairments on real estate owned via equity investments, a $1.6 million decrease in impairments of real estate joint ventures, and an $1.1 million decrease in FDIC Insurance and Pennsylvania Department of Banking assessments.  The VIE was deconsolidated in 2011. During 2010 impairments of real estate joint ventures was the net impact of a $2.6 million impairment, which was the entire amount of an investment in which the Company had a subordinate debt position, due to the reduction in the collateral value as a consequence of a significant decline in the cash flows generated from the property and a recovery of $968,000 from another investment in a real estate joint venture that was written off in 2007.

Salaries and benefits of $11.0 million in 2011, which declined $613,000, or 5.3%, also contributed to the favorable results for other expense. The improvement was comprised of a reduction associated with the sale of Royal Asian amounting to $1.1 million and a partially offsetting increase of $417,000 mainly related to annual merit raises for most employees, the reinstatement of the 401K match and increased benefit costs. The $888,000 decline in occupancy and equipment expense in 2011 was primarily associated with the reduction of expenses related to the Royal Asian retail branch network. While professional and legal fees of $4.1 million and OREO and loan collection expenses of $2.6 million in 2011, respectively, were relatively flat year over year, they remain elevated due to credit quality issues.

Accounting for Income Tax Expense

In 2012, 2011 and 2010, the Company recorded no tax expense. The Company did not record a tax benefit despite the net loss for 2012, 2011 and 2010 since it concluded at December 31, 2012, 2011 and 2010 that it was more likely than not that the Company would not generate sufficient taxable income to realize all of the deferred tax assets.

As of December 31, 2012 and December 31, 2011, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations.  The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future.  During 2009, 2010, 2011 and 2012, the Company established additional valuation allowances of $10.2 million, $7.7 million, $3.0 million, and $3.2 million respectively, which was a result of the net operating losses for each year and the portion of the future tax benefit that more likely than not will not be utilized in the future.  The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2012.  As of December 31, 2012 the valuation allowance for deferred tax assets totaled $39.6 million.

The Company’s effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2012, 2011 and 2010 was 0%.  In general our effective tax rate is different from the federal statutory rate primarily due to the establishment of a valuation allowance which was $39.6 million as of December 31, 2012.

Results of Operations by Business Segments

Under FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), management of the Company has identified two reportable operating segments, “Community Banking” and “Tax Liens”.  In years prior to 2011, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the substantial completion of the project during 2011. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure.

▪
Community Bank segment: At December 31, 2012, the Community Bank segment had total assets of $736.4 million, a decrease of $41.2 million or 5.3% from $777.6 million at December 31, 2011.  Total deposits declined $21.0 million or 3.7% from $575.9 million at December 31, 2011 to $554.9 million at December 31, 2012.  Net interest income for 2012 was $19.8 million compared to $20.3 million for 2011 representing a decrease of $505,000, or 2.5%.  The decline in net interest income was primarily attributed to a significant reduction in average loan balances, a lower yield on investment securities, the re-pricing of time deposit maturities and the payoff of a higher interest-bearing FHLB advance. The interest rates paid on deposits declined in 2012 largely due to the maturities of brokered and retail certificates of deposits.  The loan loss provision was $5.2 million for 2012 compared to $6.6 million for 2011 primarily as a result of the declining loan portfolio.  For 2012, total other income was $2.9 million compared to a total other income of $6.3 million for 2011.  The decline is mostly attributed to a $1.8 million decline in real estate joint venture income and a $1.3 million decrease in gains on OREO sales. For 2012 and 2011, total other expense was $31.1 million and $30.4 million, respectively.  The net loss for 2012 was $13.8 million compared to a net loss of $9.6 million for 2011, which represents an increase of $4.2 million, or 44.3%.

▪
Tax Lien segment:  At December 31, 2012, the Tax Lien segment had total assets of $37.3 million compared to $70.9 million at December 31, 2011 representing a decrease of $33.6 million, or 47.4%.  Net interest income decreased $2.7 million, or 53.7%, from $5.0 million in 2011 to $2.3 million in 2012.  The provision for lien losses decreased $264,000 from $1.1 million in 2011 to $820,000 in 2012.  The small improvement in the 2012 provision was mostly related to the declining portfolio balance. Total other income was $741,000 in 2012 compared to $548,000 in 2011.  Total other income is derived mostly from the gains on sale of OREO property.  Total other expense increased $3.5 million from $1.7 million for 2011 to $5.2 million for 2012.  The increase in total other expense was largely driven by a $2.0 million DOJ fine related to its investigation and a $637,000 increase in OREO impairment.  Net loss was $1.8 million in 2012 compared to net income of $1.0 million for 2011.

Financial Condition

Total assets decreased $74.7 million, or 8.8%, to $773.7 million at December 31, 2012 from $848.4 million at year-end 2011.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold.  Cash and cash equivalents increased $4.3 million from $24.5 million at December 31, 2011 to $28.8 million at December 31, 2012.  The average balance of cash and cash equivalents was approximately $32.2 million for 2012 versus $43.6 million for 2011. The Company has been committed to maintaining strong liquidity during this current economic environment.  The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds.  The excess cash is invested daily in overnight and federal funds.  The average balance of these funds that earn interest was $22.6 million in 2012.

Investment Securities Available for Sale (“AFS”):  AFS investment securities represented 46% of average interest earning assets during 2012 and consisted of government secured agency bonds, government secured mortgage-backed securities, collateralized mortgage obligations (“CMOs”), municipal bonds, domestic corporate debt and third party managed equity funds.  At December 31, 2012, AFS investment securities were $349.2 million as compared to $329.0 million at December 31, 2011, an increase of $20.2 million. The increase was primarily due to the purchase of callable U. S. government agency bonds. These bonds carried a higher coupon and were purchased to enhance the yield on the investment portfolio.  The purchase of these investments was partially offset by the sale of debt securities and government agencies to reduce credit risk and extension risk within the investment portfolio.

Loans:  The Company’s primary earning assets are loans, representing approximately 51% of average interest-earning assets during 2012.  The loan portfolio consists primarily of business demand loans and commercial mortgages secured by real estate, real estate tax liens, lease receivables, and to a significantly lesser extent, residential loans comprised of one to four family residential and home equity loans.  During 2012, total loans held for investment decreased $70.0 million to $344.2 million at December 31, 2012 from $414.2 million at December 31, 2011.  The decline was primarily due to net pay downs or payoffs, transfers to OREO of approximately $10.8 million in non-performing construction and land development loans, commercial real estate loans, and tax certificates, and  loan charge-offs of $6.3 million.

Commercial real estate, and construction and land development loans make up a significant portion of our loan portfolio and represented 59% of total loans at December 31, 2012 compared to 57% of total loans at December 31, 2011.  Management believes our current allowance for loan and lease losses is adequate at December 31, 2012 to cover losses arising from these loan categories as well as all others within the portfolio.  We continue to monitor these loans as part of our loan review process to evaluate the impact these loans will have on our allowance.

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

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals to establish the fair value of real estate collateral.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. A specific reserve is established for an impaired loan for the amount that the carrying value exceeds its estimated fair value. Once a loan is determined to be impaired it will be deducted from the portfolio balance and the net remaining balance will be used in the general and qualitative analysis.

The amount of the allowance is reviewed and approved by the CLO, Chief Financial Officer (“CFO”), Chief Credit Officer (“CCO”) and the Chief Administrative Officer (“CAO”) on at least a quarterly basis.  Management believes that the allowance for loan and lease losses at December 31, 2012 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary.  These changes could be based in the credits comprising the portfolio and changes in the financial condition of borrowers, as the result of changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Total Loans	$344,165	$414,243	$496,854	$686,864	$700,722
Daily average loan balance	$384,440	$475,047	$643,450	$715,521	$676,761
Allowance for loan and lease losses:
Balance at the beginning of the year	$16,380	$21,129	$30,331	$28,908	$19,282
Charge-offs by loan type:
Commercial real estate	1,313	1,685	7,352	7,404	1,330
Commercial real estate-mezzanine	-	-	-	1,132	1,675
Construction and land development	2,452	5,755	13,413	6,231	3,852
Construction and land develop-mezzanine	-	-	-	2,756	1,540
Commercial and industrial	586	2,901	5,930	258	1,009
Multi-family	542	328	787	-	-
Residential real estate	111	635	731	1,361	37
Residential real estate-mezzanine	-	-	2,480	-	2,220
Leases	465	868	972	676	642
Tax certificates	802	1,039	49	-	22
Total charge-offs	6,271	13,211	31,714	19,818	12,327
Recoveries by loan type:
Commercial real estate	3	357	684	431	-
Construction and land development	816	196	116	-	-
Commercial and industrial	67	22	81	15	106
Multi-family	-	-	18	-	-
Residential real estate	208	153	313	190	6
Leases	32	6	51	-	-
Tax certificates	29	-	-	-	-
Consumer	-	-	37	-	-
Total recoveries	1,155	734	1,300	636	112
Net loan charge-offs	(5,116)	(12,477)	(30,414)	(19,182)	(12,215)
Provision for loan and lease losses	5,997	7,728	22,140	20,605	21,841
Allowance related to disposed assets	-	-	(928)	-	-
Balance at end of year	$17,261	$16,380	$21,129	$30,331	$28,908
Net charge-offs to average loans	(1.33%)	(2.63%)	(4.73%)	(2.68%)	(1.80%)
Allowance to total loans at year-end	5.02%	3.95%	4.25%	4.42%	4.13%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2012		2011		2010		2009		2008
(In thousands, except percentages)	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans
Commercial and industrial	$1,924	11.8%	$2,331	13.1%	$3,797	14.9%	$6,542	15.1%	$2,403	12.3%
Construction and land development	2,987	10.8%	2,523	13.0%	3,976	16.0%	7,895	17.3%	13,907	34.4%
Construction and land development -mezzanine	-	0.0%	-	0.0%	-	0.0%	-	0.0%	1,415	0.3%
Residential real estate	1,098	7.3%	1,188	6.4%	1,106	5.9%	2,762	7.1%	747	3.9%
Residential real estate-mezzanine	-	0.0%	-	0.0%	-	0.0%	1,000	0.4%	-	0.1%
Commercial real estate	8,750	48.5%	7,744	44.0%	9,534	39.0%	9,824	40.3%	5,172	33.4%
Commercial real estate-mezzanine	-	0.0%	-	0.0%	-	0.0%	-	0.0%	1,188	0.6%
Multi-family	654	3.4%	531	2.8%	652	2.1%	215	3.2%	133	2.0%
Tax certificates	472	7.1%	425	11.8%	380	14.1%	290	10.6%	2,735	9.1%
Leases	1,108	10.8%	1,311	8.7%	1,670	7.8%	1,757	5.7%	1,183	3.7%
Consumer	29	0.3%	20	0.2%	12	0.2%	25	0.3%	15	0.2%
Unallocated	239	0.0%	307	0.0%	2	0.0%	21	0.0%	10	0.0%
Total	$17,261	100.0%	$16,380	100.0%	$21,129	100.0%	$30,331	100.0%	$28,908	100.0%

The provision for loan and lease losses was $6.0 million in 2012 compared to $7.7 million in 2011. Commercial real estate, commercial loans, and construction and land loans represent 52%, 22%, and 19%, respectively, of the total $23.0 million in non-accrual loans at December 31, 2012.  Total charge-offs recorded in 2012 related to construction and land development loans and commercial real estate loans were $3.8 million, or 60%, of total charge-offs in 2012.

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

Deposits:  The Company’s deposits are an important source of funding. Total deposits of $554.9 million at December 31, 2012 decreased $21.0 million, or 3.6%, from $575.9 million at December 31, 2011.  Brokered deposits declined $5.8 million to $0 at December 31, 2012 as the Company redeemed all maturing brokered deposits as required under the previous Orders. Time deposit accounts of $255.6 million at December 31, 2012 decreased $17.7 million, or 6.5%, from $273.3 million at December 31, 2011 primarily as a result of the Company electing to partially run off the higher cost deposits.

FHLB Borrowings:  Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances).  Total FHLB borrowings declined from $104.2 million at year end 2011 to $65.0 million at December 31, 2012.  During 2012, the Company borrowed a $15.0 million advance to partially offset the $54.2 million repaid in short term borrowings. FHLB long term advances for the periods ending December 31, 2012 and 2011 were $65.0 million and $50.0 million, respectively.

Other Borrowings:  During 2004, the Company completed a private placement of trust preferred securities in the aggregate amount of $25.0 million for a term of 30 years with a call feature of 5 years.  These securities were eligible to be called in October 2009 by the Company.  The maturity date of these securities is October 2034.  On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Company currently has sufficient liquidity to pay the scheduled interest payments; however, the Company believes this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of December 31, 2012 the trust preferred interest payment in arrears was $2.5 million and has been recorded in interest expense and accrued interest payable.

At December 31, 2012, the Company has an amortizing loan outstanding with PNC Bank in the amount of $3.3 million.  The Company also has $40.0 million in repurchase agreements with PNC.  These repurchase agreements are callable quarterly and have a final maturity date of January 7, 2018.

Other Liabilities:  At December 31, 2012, other liabilities of $22.5 million increased $3.2 million from December 31, 2011.  This was principally due to an increase of $2.5 million related to unfunded pension plan obligations.

Shareholders’ Equity:  Shareholders’ equity decreased $17.5 million, or 23.1%, in 2012 to $58.4 million primarily due net losses of $15.6 million and a $942,000 decrease in accumulated other comprehensive loss due to declines in valuations in the bond markets that negatively impacted the investment portfolio and pension.  Noncontrolling interest declined $1.0 million from $4.9 million at December 31, 2011 to $3.9 million at December 31, 2012.

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

The Company generally targets liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities. At December 31, 2012, liquidity as a percent of deposits was 48% and liquidity as a percent of total liabilities was 38%.  At December 31, 2011, liquidity as a percent of deposits was 34% and liquidity as a percent of total liabilities was 26%.  Management believes that the Company’s liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy.  Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands.  However, any financial institution could have unmet liquidity demands at any time.

Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. Royal Bank is in an overcollateralization status with the FHLB, with a 105% pledged collateral requirement.  The available amount for future borrowings will be based on the amount of collateral to be pledged.  The Company has a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, events could arise that may render sources of liquid funds unavailable in the future when required.  The Company’s liquidity committee meets monthly to increase the oversight role of liquidity management during this challenging economic environment.

Contractual Obligations and Other Commitments:  The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2012.

	As of December 31, 2012
(In thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
FHLB advances	$65,000	$50,000	$-	$15,000	$-
Operating leases	3,098	673	1,035	929	461
PNC Bank	43,333	-	-	3,333	40,000
Benefit obligations	10,538	1,043	1,966	2,042	5,487
Standby letters of credit	1,199	1,199	-	-	-
Subordinated debt	25,774	-	-	-	25,774
Non-interest bearing deposits	58,531	58,531	-	-	-
Interest bearing deposits	240,751	105,341	135,410	-	-
Time deposits	255,635	159,477	66,597	13,394	16,167
Total	$703,859	$376,264	$205,008	$34,698	$87,889

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2012, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At December 31, 2012, the Company is in an asset sensitive position of $10.4 million, which indicates that within one year the re-pricing of assets is sooner than the re-pricing of liabilities.

	As of December 31, 2012
(In millions)	0 – 90 days	91 – 365 days	One to five years	Over five years	Non-rate sensitive	Total
Assets (1)
Interest-bearing deposits in banks	$18.2	$-	$-	$-	$10.6	$28.8
Investment securities	54.4	69.0	151.6	68.6	5.6	349.2
Loans: (2)
Fixed rate	10.3	62.4	122.4	33.3	(17.1)	211.3
Variable rate	96.3	20.9	-	-	-	117.2
Total loans	106.6	83.3	122.4	33.3	(17.1)	328.5
Other assets (3)	-	22.8	-	-	44.4	67.2
Total Assets	$179.2	$175.1	$274.0	$101.9	$43.5	$773.7
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$58.5	$58.5
Interest bearing deposits	26.4	79.0	135.4	-	-	240.8
Certificate of deposits	61.2	98.2	80.0	16.2	-	255.6
Total deposits	87.6	177.2	215.4	16.2	58.5	554.9
Borrowings (1)	29.1	50.0	15.0	40.0	-	134.1
Other liabilities	-	-	-	-	26.3	26.3
Capital	-	-	-	-	58.4	58.4
Total liabilities & capital	$116.7	$227.2	$230.4	$56.2	$143.2	$773.7
Net interest rate GAP	$62.5	$(52.1)	$43.6	$45.7	$(99.7)
Cumulative interest rate GAP	$62.5	$10.4	$54.0	$99.7
GAP to total assets	8%	(7%)
GAP to total equity	107%	(89%)
Cumulative GAP to total assets	8%	1%
Cumulative GAP to total equity	107%	18%

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

As a consequence of the 2008 Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the time of the bankruptcy filing were terminated.  The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral.  Because of the uncertainty surrounding the litigation and the Lehman bankruptcy, the Company classified the collateral as other-than-temporarily impaired for the entire amount as of December 31, 2008.  In the fourth quarter of 2010, the Company sold its claim and recorded a gain of $1.7 million.  The Company did not have any interest rate swaps agreements at December 31, 2012, 2011, and 2010.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2012 and the previous nine quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	As of December 31,
	2012	2011	2010
Royal Bank
Leverage ratio	8.53%	9.09%	8.03%
Risk based capital ratio:
Tier 1	14.81%	13.77%	12.49%
Total	16.10%	15.04%	13.76%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

For the year ended
(In thousands)	December 31, 2012
RAP net loss	$(17,974)
Tax lien adjustment, net of noncontrolling interest	4,731
U.S. GAAP net loss	$(13,243)

	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.10%	17.57%
Tier I capital (to risk-weighted assets)	14.81%	16.29%
Tier I capital (to average assets, leverage)	8.53%	9.45%

The tables below reflect the Company’s capital ratios and the Company’s performance ratios:

	For the years ended December 31,
	2012	2011	2010
Company
Leverage ratio	9.80%	11.64%	9.68%
Risk based capital ratio:
Tier 1	16.85%	17.55%	15.93%
Total	19.33%	18.82%	17.21%
Capital performance
Return on average assets	(1.90%)	(0.94%)	(2.04%)
Return on average equity	(21.49%)	(10.55%)	(23.19%)

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for December 31, 2012 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the year ended
(In thousands)	December 31, 2012
U.S. GAAP net loss	$(15,625)
Tax lien adjustment, net of noncontrolling interest	(4,731)
RAP net loss	$(20,356)

	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.33%	17.90%
Tier I capital (to risk-weighted assets)	16.85%	14.82%
Tier I capital (to average assets, leverage)	9.80%	8.56%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At December 31, 2012, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At December 31, 2012, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.  As described in “Regulatory Action” under “Item 1 – Business” in this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% as part of an informal agreement.  Royal Bank met those requirements at December 31, 2012.  See “Note 15 – Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8 of this Report.  Royal Bank met the criteria for a well capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.

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

Management Options to Purchase Securities

The 2007 Long-Term Incentive Plan was approved by shareholders at the 2007 Annual Meeting.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock.  As of December 31, 2012, 191,072 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant.  The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.  At December 31, 2012, 86,226 of the options that have been granted are outstanding, of which 75,706 are exercisable.  The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.

In May 2001, the directors of the Company approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the “Plan”).  The shareholders in connection with the formation of the Holding Company re-approved the Plan.  The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares).  In May 2006, the shareholders approved an increase of the number of shares of Class A Common Stock available for issuance under the Plan by 150,000 to 1,800,000 and extended the plan for an additional year At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted.  The option price is equal to the fair market value at the date of the grant.  At December 31, 2012, 217,561 of the options that have been granted are outstanding and exercisable.  The ability to grant new options under this plan has expired.

In May 2001, the directors of the Company approved an amended non-qualified Outside Directors’ Stock Option Plan.  The shareholders in connection with the formation of the Holding Company re-approved this Plan.  Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants.  Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date.  The options are granted at the fair market value at the date of the grant.  At December 31, 2012, 58,306 of the options that have been granted are outstanding and exercisable.  The ability to grant new options under this plan has expired.

Loans

The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2012.  A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.

The Company classifies its leases as finance leases, in accordance to FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company granted loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate dollar amount of these loans was $1.4 million and $8.8 million at December 31, 2012 and 2011.  During 2012 there were no new related party loans.  Total payments received on related party loans in 2012 were $18,000.  Additionally, $7.4 million is no longer classified as related party due to the resignation of one of the directors during 2012.

The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2012		2011		2010		2009		2008
Commercial and industrial	$40,560	11.8%	$54,136	13.1%	$74,027	14.9%	$104,063	15.1%	$86,278	12.3%
Construction and land development	37,215	10.8%	54,120	13.0%	79,638	16.0%	119,074	17.3%	241,372	34.4%
Construction and land development -mezzanine	-		-	0.0%	-	0.0%	-	0.0%	2,421	0.3%
Residential real estate	24,981	7.3%	26,637	6.4%	29,299	5.9%	48,498	7.1%	27,480	3.9%
Residential real estate-mezzanine	-		-	0.0%	-	0.0%	2,480	0.4%	335	0.1%
Commercial real estate	167,115	48.5%	182,579	44.0%	194,203	39.0%	277,234	40.3%	234,573	33.4%
Commercial real estate-mezzanine	-	0.0%	-	0.0%	-	0.0%	-	0.0%	4,111	0.6%
Multi-family	11,756	3.4%	11,622	2.8%	10,277	2.1%	22,017	3.2%	14,059	2.0%
Tax certificates	24,569	7.1%	48,809	11.8%	70,443	14.1%	73,106	10.6%	64,168	9.1%
Leases	37,347	10.8%	36,014	8.7%	38,725	7.8%	39,097	5.7%	26,123	3.7%
Consumer	1,139	0.3%	949	0.2%	793	0.2%	2,173	0.3%	1,243	0.2%
Total gross loans and leases	$344,682	100%	$414,866	100%	$497,405	100%	$687,742	100%	$702,163	100%
Unearned income	(517)		(623)		(551)		(878)		(1,441)
	$344,165		$414,243		$496,854		$686,864		$700,722
Allowance for loan and lease losses	(17,261)		(16,380)		(21,129)		(30,331)		(28,908)
Total net loans and leases	$326,904		$397,863		$475,725		$656,533		$671,814

Credit Quality

The following table presents the principal amounts of non-accrual loans held for investment and other real estate:

	As of December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans (1)	$21,432	$38,755	$43,162	$73,679	$85,830
Other real estate owned	13,435	21,016	29,244	30,317	10,346
Total non-performing assets	$34,867	$59,771	$72,406	$103,996	$96,176
Non-performing assets to total assets	4.51%	7.04%	7.38%	8.04%	8.18%
Non-performing loans to total loans	6.23%	9.36%	8.69%	10.73%	12.25%
Allowance for loan loss to non-accrual loans	80.54%	42.27%	48.95%	41.17%	33.68%

Total Loans	344,165	414,243	496,854	686,864	700,722
Total Assets	773,716	848,448	980,626	1,292,726	1,175,586
Allowance for loan and lease losses	17,261	16,380	21,129	30,331	28,908

ALLL / Loans & Leases	5.02%	3.95%	4.25%	4.42%	4.13%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for each of the four quarters in 2012 is set forth below:

		1st Quarter Activity
(In thousands)	Balance at January 1, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at March 31, 2012
Non-accrual loans held for investment
Construction and land development	$13,014	$-	$(341)	$-	$(3,161)	$9,512
Commercial real estate	16,671	-	(398)	-	(4,060)	12,213
Commercial & industrial	4,720	2,710	(1,060)	-	-	6,370
Residential real estate	1,139	358	(163)	-	-	1,334
Multi-family	1,703	-	(15)	-	-	1,688
Leases	485	3	-	(133)	-	355
Tax certificates	1,023	816	-	(20)	(794)	1,025
Total non-accrual LHFI	$38,755	$3,887	$(1,977)	$(153)	$(8,015)	$32,497
Non-accrual loans held for sale
Construction and land development	$8,901	$-	$(3,770)	$-	$-	$5,131
Commercial real estate	3,634	-	(60)	-	-	3,574
Residential real estate	34	-	(3)	-	-	31
Total non-accrual LHFS	$12,569	$-	$(3,833)	$-	$-	$8,736
Total non-accrual loans	$51,324	$3,887	$(5,810)	$(153)	$(8,015)	$41,233

		2nd Quarter Activity
(In thousands)	Balance at April 1, 2012	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at June 30, 2012
Non-accrual loans held for investment
Construction and land development	$9,512	$-	$(2,694)	$-	$-	$6,818
Commercial real estate	12,213	295	(461)	-	-	12,047
Commercial & industrial	6,370	96	(615)	(208)	-	5,643
Residential real estate	1,334	310	(319)	-	-	1,325
Multi-family	1,688	-	(15)	-	-	1,673
Leases	355	-	(21)	(162)	-	172
Tax certificates	1,025	1,218	-	(258)	(1,092)	893
Total non-accrual LHFI	$32,497	$1,919	$(4,125)	$(628)	$(1,092)	$28,571
Non-accrual loans held for sale
Construction and land development	$5,131	$-	$(5,131)	$-	$-	$-
Commercial real estate	3,574	-	-	-	-	3,574
Residential real estate	31	-	(31)	-	-	-
Total non-accrual LHFS	$8,736	$-	$(5,162)	$-	$-	$3,574
Total non-accrual loans	$41,233	$1,919	$(9,287)	$(628)	$(1,092)	$32,145

		3rd Quarter Activity
(In thousands)	Balance at July 1, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at September 30, 2012
Non-accrual loans held for investment
Construction and land development	$6,818	$286	$(135)	$(1,242)	$-	$5,727
Commercial real estate	12,047	-	(234)	-	-	11,813
Commercial & industrial	5,643	498	(567)	(156)	-	5,418
Residential real estate	1,325	3	(25)	(30)	-	1,273
Multi-family	1,673	-	(1,131)	(542)	-	-
Leases	172	98	(14)	(82)	-	174
Tax certificates	893	1,440	(177)	(29)	(1,411)	716
Total non-accrual LHFI	$28,571	$2,325	$(2,283)	$(2,081)	$(1,411)	$25,121
Non-accrual loans held for sale
Commercial real estate	$3,574	$-	$-	$(856)	$-	$2,718
Total non-accrual LHFS	$3,574	$-	$-	$(856)	$-	$2,718
Total non-accrual loans	$32,145	$2,325	$(2,283)	$(2,937)	$(1,411)	$27,839

		4th Quarter Activity
(In thousands)	Balance at October 1, 2012	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at December 31, 2012
Non-accrual loans held for investment
Construction and land development	$5,727	$-	$(237)	$(1,210)	$-	$4,280
Commercial real estate	11,813	-	(155)	(1,313)	-	10,345
Commercial & industrial	5,418	-	(235)	(222)	-	4,961
Residential real estate	1,273	48	(246)	(81)	-	994
Leases	174	165	-	(88)	-	251
Tax certificates	716	788	(115)	(495)	(293)	601
Total non-accrual LHFI	$25,121	$1,001	$(988)	$(3,409)	$(293)	$21,432
Non-accrual loans held for sale
Commercial real estate	$2,718	$-	$-	$(1,146)	$-	$1,572
Total non-accrual LHFS	$2,718	$-	$-	$(1,146)	$-	$1,572
Total non-accrual loans	$27,839	$1,001	$(988)	$(4,555)	$(293)	$23,004

*Charge-offs on LHFI were recorded in the allowance while impairment on LHFS was recorded in other expenses.

Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  Non-accrual loans were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS at December 31, 2011.  The $28.3 million decline in total non-accrual loans was the result of a $18.4 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $8.3 million in charge-offs and write downs related to impairment analysis, and transfers to OREO of $10.8 million, which collectively were offset by $9.2 million in additions.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income. If interest had been accrued, such income would have been approximately $3.1 million, $5.1 million, and $6.5 million, for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, the Company had no loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	As of December 31,
(In thousands)	2012	2011
Impaired LHFI with a valuation allowance	$9,405	$1,068
Impaired LHFI without a valuation allowance	19,423	45,009
Impaired LHFS	1,572	12,569
Total impaired LHFI	$30,400	$58,646

Valuation allowance related to impaired LHFI	$2,026	$138

Total cash collected on impaired loans and leases during 2012, 2011, and 2010 was $23.4 million, $29.9 million, and $21.7 million, respectively, of which $21.1 million, $29.7 million, and $21.4 million was credited to the principal balance outstanding on such loans, respectively.

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At December 31, 2012, the Company had twelve TDRs, of which eight are on non-accrual status, with a total carrying value of $21.1 million.  At the time of the modifications, seven of the loans were already classified as impaired loans.   At December 31, 2011, the Company had twelve TDRs, of which seven were on non-accrual status, with a total carrying value of $14.2 million.  At the time of the modifications, eight of the loans were already classified as impaired loans.   The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2012.

(In thousands)	As of December 31, 2012
	Number of loans	Accrual Status	Non- Accrual Status	Total TDRs
Construction and land development	4	$1,664	$854	$2,518
Commercial real estate	4	613	10,063	10,676
Commercial & industrial	2	5,290	2,457	7,747
Residential real estate	2	-	149	149
Total	12	$7,567	$13,523	$21,090

The following table presents newly restructured loans that occurred during the year ended December 31, 2012.

	Modifications by type for the year ended December 31, 2012
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$-	$-	$-	$282	$282	$290	$290
Commercial real estate	2	-	-	-	7,624	7,624	9,426	9,426
Commercial & industrial	1	-	-	5,290	-	5,290	5,290	5,290
Total	4	$-	$-	$5,290	$7,906	$13,196	$15,006	$15,006

At December 31, 2012, all of the TDRs were in compliance with their restructured terms.

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $13.3 million and $4.2 million at December 31, 2012 and December 31, 2011, respectively. The increase of $9.1 million in potential problem loans is primarily related to one $6.9 million relationship.  While the loan relationship was not delinquent at December 31, 2012, the credit’s risk rating was downgraded.

Other Real Estate Owned (“OREO”):

OREO declined $7.6 million from $21.0 million at December 31, 2011 to $13.4 million at December 31, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to December 31, 2012.

	For the year ended December 31, 2012
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$21,016	$24,304	$23,727	$22,080
Net proceeds from sales	(4,536)	(928)	(922)	(5,628)
Net (loss) gain on sales	(138)	255	228	18
Assets acquired on non-accrual loans	8,015	1,092	1,411	293
Impairment charge	(53)	(996)	(2,364)	(3,328)
Ending balance	$24,304	$23,727	$22,080	$13,435

At December 31, 2012, OREO is comprised of $7.1 million in land, $3.7 million in commercial real estate, $2.1 million in tax liens, and single family homes with a fair value of $527,000.  During the fourth quarter the Company sold a multi-family property and a commercial real estate property.  The Company received net proceeds of $4.2 million and recorded a combined loss of $376,000 as a result of these sales.  The Company also sold two condominiums related to the construction project in Minneapolis, Minnesota described below. The Company received its pro rata share of net proceeds in the amount of $38,000 and recorded a gain of $16,000.  In addition to the sales mentioned above the Company sold 22 properties acquired through the tax lien portfolio. The Company received proceeds of $1.3 million and recorded net gains of $378,000 as a result of these sales. During the fourth quarter of 2012, based on annual updated appraisals and agreements of sale, the Company recorded impairment charges of $3.1 million on six land properties, $77,000 on a commercial real estate property, and $169,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $293,000 to OREO.

During the third quarter of 2012, the Company sold collateral related to residential real estate and construction loans.  The Company received net proceeds of $35,000 and recorded a loss of $2,000 as a result of these sales.   In addition to the sales mentioned above the Company sold eleven properties acquired through the tax lien portfolio.  The Company received proceeds of $887,000 and recorded net gains of $230,000 as a result of these sales.  During the third quarter of 2012, based on annual updated appraisals the Company recorded impairment charges of $2.3 million on properties related to land development and $58,000 on commercial real estate collateral.  The Company also recorded impairment charges of $54,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.4 million to OREO.

During the second quarter of 2012, the Company sold collateral related to residential real estate and construction loans.  The Company received net proceeds of $433,000 and recorded a gain of $133,000 as a result of these sales. In addition to the sales mentioned above the Company sold seven properties acquired through the tax lien portfolio.  The Company received proceeds of $495,000 and recorded gains of $122,000 as a result of these sales.  During the second quarter of 2012, the Company recorded impairment charges of $321,000 and $121,000 on collateral related to multi-family and residential construction loans, respectively, based on expected net sales proceeds and $554,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.1 million to OREO.

During the first quarter of 2012, the Company foreclosed on and sold collateral related to one commercial real estate loan.  The Company received net proceeds of $4.1 million and recorded a gain of $36,000. Additionally the Company sold eight single family homes related to three loans.  The Company received net proceeds of $104,000 and recorded a small net gain of $3,000.  As a result of these sales the Company recorded an impairment charge of $44,000 on the remaining collateral for two of these loans.  In addition to the sales mentioned above, the Company sold ten properties acquired through the tax lien portfolio.  The Company received proceeds of $332,000 and recorded a net loss of $177,000 as a result of these sales. During the first quarter of 2012, the collateral for a completed hotel and condominium construction project in Minneapolis, Minnesota, in which the Company is a participant, was foreclosed on by the lead lender.  The Company transferred the fair value of $3.2 million to OREO which represents the Company’s participation rate of approximately 7.5%. The Company had previously recorded total charge-offs of $1.5 million to the allowance for loan and lease losses during the period the participation loan was non-accrual.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $793,000 to OREO. The Company recorded impairment charges of $9,000 related to properties acquired through the tax lien portfolio.

The Company is working to satisfactorily sell the remaining OREO properties.  However the Company recognizes that the successful disposition of the properties, specifically the land, will likely take considerable time.

Loans and Lease Financing Receivables

The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

	As of December 31,
(In thousands)	2012	2011	2010
Construction and land development	$37,215	$54,120	$79,638
Residential real estate	24,981	26,637	29,299
Multi-family	11,756	11,622	10,277
Commercial real estate	167,115	182,579	194,203
Commercial and industrial	40,560	54,136	74,027
Consumer	1,139	949	793
Leases	37,347	36,014	38,725
Tax certificates	24,569	48,809	70,443
Less: Net deferred loan fees	(517)	(623)	(551)
Total loans and leases, net of unearned income	$344,165	$414,243	$496,854

Credit Classification Process

The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The Company uses a nine point grading risk classification system commonly used in the financial services industry.  The first four classifications are rated Pass.  The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss.  Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Classified, Charge-off and Impairment Committee (“CCIC”) for discussion. The CCO is the primary bank officer dealing with the third party vendor during the reviews.

All loans are subject to initial loan review. Additional review is undertaken with respect to loans providing potentially greater exposure. This is accomplished by:

•	100% of loans with balances of $1.5 million or greater;

•	80% of loans with balances from $1.0 million up to $1.5 million;

•	25% of loans with balances from $500,000 up to $1 million;

•	5% of loans with balances below $500,000; and

•	Loans requested specifically by the Company’s management

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CAO, CFO, CCO, CLO and Chief Risk Officer meet as required and provide regular updated reports to the Board of Directors. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

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

Investment Securities

The following tables present the consolidated amortized cost and approximate fair value at December 31, 2012, 2011, and 2010, respectively, for each major category of the Company’s AFS investment securities portfolio.

As of December 31, 2012		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
Investment securities available-for-sale
U.S. government agencies	$66,371	$151	$(78)	-	$66,444
Mortgage-backed securities-residential	30,038	518	(47)	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,556	5,031	(611)	-	233,976
Non-agency	1,007	4	-	-	1,011
Corporate bonds	7,477	32	(72)	-	7,437
Municipal bonds	5,645	-	(30)	-	5,615
Common stocks	33	14	-	-	47
Other securities	3,752	520	(108)	-	4,164
Total available-for-sale investment securities	$343,879	$6,270	$(946)	$-	$349,203

As of December 31, 2011		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross Unrealized Losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Investment securities available-for-sale
U.S. government agencies	$35,966	$122	$(4)	$-	$36,084
Mortgage-backed securities-residential	16,763	309	(67)	-	17,005
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	3,315	(543)	-	234,034
Non-agency	4,739	94	(1)	-	4,832
Corporate bonds	13,342	104	(471)	-	12,975
Municipal bonds	985	-	(20)	-	965
Trust preferred securities	13,665	2,280	-	-	15,945
Common stock	130	118	-	-	248
Other securities	6,586	347	(15)	-	6,918
Total available-for-sale investment securities	$323,438	$6,689	$(1,121)	$-	$329,006

As of December 31, 2010		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross Unrealized Losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
Investment securities available-for-sale
U.S. government agencies	$30,492	$-	$(755)	$-	$29,737
Mortgage-backed securities-residential	8,492	348	-	-	8,840
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	3,640	(704)	-	234,653
Non-agency	7,026	114	(3)	-	7,137
Corporate bonds	9,483	-	(197)	-	9,286
Trust preferred securities	16,566	2,135	-	(87)	18,614
Common stocks	381	152	(50)	-	483
Other securities	6,436	431	-	-	6,867
Total available-for-sale investment securities	$310,593	$6,820	$(1,709)	$(87)	$315,617

The contractual maturity distribution and weighted average rate of the Company’s AFS debt securities at December 31, 2012 are presented in the following table.  Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2012
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. government agencies	$8,042	2.13%	$-	-	$22,177	1.25%	$36,225	2.34%	$66,444	2.17%
Mortgage-backed securities-residential	-	-	27,396	3.95%	3,113	2.27%	-	-	30,509	3.78%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	11,745	4.47%	201,499	3.84%	20,732	4.62%	-	-	233,976	3.94%
Non-agency	-	-	-	-	1,011	0.63%	-	-	1,011	0.63%
Corporate bonds	200	1.94%	3,298	3.14%	1,941	2.16%	1,998	4.00%	7,437	3.07%
Municipal bonds	-	-	1,008	2.17%	3,587	3.91%	1,020	3.50%	5,615	3.53%
Total AFS debt securities	$19,987	3.50%	$233,201	3.83%	$52,561	3.08%	$39,243	2.23%	$344,992	3.54%

The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  The non-agency collateralized mortgage obligation that is rated below AA is evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  If the Company intends to sell a security or will be required to sell a security, the OTTI is recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If the Company does not intend to sell a security and it is not more likely than not that the entity will be required to sell a security before the recovery of its amortized cost basis, the OTTI is separated into two amounts, the credit related loss and the loss related to other factors.  The credit related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.

At December 31, 2012 investment securities were $349.2 million with a net unrealized gain of $5.3 million compared to $329.0 million with a net unrealized gain of $5.6 million at December 31, 2011.  The decrease in the net unrealized gain of $244,000 is related to realized gains when bonds were sold during the reporting period.  Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.

Deposits

The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2012		2011		2010
(In thousands, except percentages)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits
Non interest bearing	$55,666	-	$57,241	-	$62,474	-
Interest bearing (NOW)	42,305	0.33%	42,488	0.56%	42,990	0.92%
Money market deposits	182,297	0.65%	178,670	0.96%	166,386	1.05%
Savings deposits	17,006	0.39%	15,727	0.55%	15,959	0.56%
Certificate of deposit	275,959	1.64%	327,583	2.11%	503,217	2.92%
Total deposits	$573,233		$621,709		$791,026

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
(In thousands)	2012	2011
Three months or less	$23,418	$13,298
Over three months through twelve months	34,655	29,477
Over twelve months through five years	22,425	46,332
Over five years	10,735	6,227
Total	$91,233	$95,334

Short and Long Term Borrowings

	As of December 31,
(In thousands)	2012	2011	2010	2009	2008
Short term borrowings	$-	$54,218	$22,000	$114,500	$37,000
Long term borrowings
Other borrowings	43,333	43,782	44,230	44,674	45,112
Obligations through RE owned via equity invest(1)	-	-	-	3,652	12,350
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	65,000	50,000	88,719	95,001	193,569
Total borrowings	$134,107	$173,774	$180,723	$283,601	$313,805

(1)	This obligation is consolidated from requirements under ASC Topic 810 of which $0 was guaranteed by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

(In thousands, except percentages)	As of December 31, 2012
Changes in Rates	Market Value of Portfolio Equity	Percent of Change	Policy Limits
+ 400 basis points	$30,814	(59.2%)	+/- 45%
+ 300 basis points	46,222	(38.8%)	+/- 35%
+ 200 basis points	61,193	(19.0%)	+/- 25%
+ 100 basis points	72,726	(3.7%)	+/- 15%
Flat rate	75,551	0.0%	N/A
- 100 basis points	66,656	(11.7%)	+/- 15%
- 200 basis points	65,199	(13.7%)	+/- 25%

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

The simulation model indicates that the Company is outside of policy limits in the rates up 300 and 400 basis points scenarios.  The cause of the policy exceptions is primarily related to extension risk within the Company’s investment portfolio.  In a rising interest rate environment general expectations are for prepayments of principal to slow down which cause the life of the Company’s mortgage-backed and CMO securities to extend.  Management continues to work on changing the mix of interest-earning assets to mitigate this risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Royal Bancshares of Pennsylvania, Inc.

We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of Royal Bancshares of Pennsylvania, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Philadelphia, Pennsylvania
March 27, 2013

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS	(In thousands, except share data)
Cash and due from banks	$10,621	$10,128
Interest bearing deposits	18,181	14,378
Total cash and cash equivalents	28,802	24,506
Investment securities available-for-sale ("AFS”), at fair value	349,203	329,006
Other investment, at cost	2,250	1,538
Federal Home Loan Bank ("FHLB") stock, at cost	6,011	8,474
Loans and leases held for sale, at lower of cost or fair market value	1,572	12,569
Loans and leases	344,165	414,243
Less allowance for loan and lease losses	17,261	16,380
Net loans and leases	326,904	397,863
Bank owned life insurance	14,585	14,032
Accrued interest receivable	10,256	15,463
Other real estate owned ("OREO"), net	13,435	21,016
Premises and equipment, net	5,232	5,394
Other assets	15,466	18,587
Total assets	$773,716	$848,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$58,531	$54,534
Interest bearing	496,386	521,382
Total deposits	554,917	575,916
Short-term borrowings	-	54,218
Long-term borrowings	108,333	93,782
Subordinated debentures	25,774	25,774
Accrued interest payable	3,760	3,450
Other liabilities	22,517	19,363
Total liabilities	715,301	772,503
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized,30,407 shares issued and outstanding at December 31, 2012 and 2011	29,396	28,878
Class A common stock, par value $2.00 per share, authorized 20,000,000 shares; issued, 11,431,638 and 11,361,580 at December 31, 2012 and December 31, 2011, respectively	22,863	22,723
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued,2,020,499 and 2,081,371 at December 31, 2012 and December 31, 2011, respectively	202	208
Additional paid in capital	126,287	126,245
Accumulated deficit	(117,080)	(100,803)
Accumulated other comprehensive (loss) income	(142)	800
Treasury stock - at cost, shares of Class A, 498,488 at December 31, 2012 and 2011	(6,971)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	54,555	71,080
Noncontrolling interest	3,860	4,865
Total shareholders' equity	58,415	75,945
Total liabilities and shareholders’ equity	$773,716	$848,448

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Interest income
Loans and leases, including fees	$25,266	$29,651	$42,643
Investment securities available for sale	6,677	9,645	14,464
Deposits in banks	38	78	154
Federal funds sold	-	3	1
Total Interest Income	31,981	39,377	57,262
Interest expense
Deposits	5,898	8,950	16,922
Short-term borrowings	309	149	3,835
Long-term borrowings	3,692	4,987	5,215
Obligations related to real estate owned via equity investments	-	-	22
Total Interest Expense	9,899	14,086	25,994
Net Interest Income	22,082	25,291	31,268
Provision for loan and lease losses	5,997	7,728	22,140
Net Interest Income after Provision for Loan and Lease Losses	16,085	17,563	9,128
Other income
Gains on sales of loans and leases	2,057	337	666
Service charges and fees	1,218	1,128	1,266
Net gains on the sale of AFS investment securities	1,030	1,782	1,290
Income from bank owned life insurance	553	391	379
Net gains on sales of other real estate owned	363	1,638	1,019
Income related to real estate owned via equity investments	-	478	564
Income from real estate joint ventures	-	1,750	-
Gain on sale of security claim	-	-	1,656
Gains on sale of premises and equipment related to real estate owned via equity investments	-	-	667
Other income	747	1,110	737
Total other-than-temporary impairment losses on investment securities	(2,359)	(1,796)	(566)
Less portion of loss recognized in other comprehensive loss	-	-	(87)
Net impairment losses recognized in earnings	(2,359)	(1,796)	(479)
Total Other Income	3,609	6,818	7,765
Other expenses
Employee salaries and benefits	11,576	11,013	11,626
OREO impairment charge	6,741	5,522	7,374
Professional and legal fees	4,180	4,137	4,237
Occupancy and equipment	2,192	2,328	3,216
Impairment of loans held for sale	2,002	340	-
Department of Justice fine	2,000	-	-
OREO expenses	1,660	1,724	1,090
Pennsylvania shares tax	1,148	1,123	1,320
FDIC and state assessments	1,056	1,990	3,047
Loan collection expenses	465	901	1,446
Directors fees	401	339	355
Impairment related to real estate owned via equity investments	-	-	2,600
Impairment of real estate joint ventures	-	-	1,552
Expenses related to real estate owned via equity investments	-	-	529
Other operating expenses	2,903	2,652	2,351
Total Other Expenses	36,324	32,069	40,743
Loss Before Income Taxes	(16,630)	(7,688)	(23,850)
Income tax expense (benefit)	-	-	-
Net Loss	$(16,630)	$(7,688)	$(23,850)
Less net (loss) income attributable to noncontrolling interest	(1,005)	875	243
Net Loss Attributable to Royal Bancshares of Pennsylvania, Inc.	$(15,625)	$(8,563)	$(24,093)
Less Preferred stock Series A accumulated dividend and accretion	$2,038	$2,003	$1,970
Net Loss to Common Shareholders	$(17,663)	$(10,566)	$(26,063)
Per common share data
Net Loss - basic and diluted	$(1.33)	$(0.80)	$(1.97)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
 Statements of Consolidated Comprehensive Loss

	For the years ended December 31,
	2012	2011	2010
(In thousands)
Net loss	$(16,630)	$(7,688)	$(23,850)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(1,038)	304	4,338
Reduction in deferred tax valuation allowance related to preferred and common stocks	-	(288)	97
Non-credit loss portion of other-than-temporary impairments	-	-	(57)
Less adjustment for impaired investments	(1,557)	(1,167)	(311)
Less reclassification adjustment for gains realized in net loss	680	1,158	838
Unrealized (losses) gains on investment securities	(161)	25	3,851
Unrecognized benefit obligation expense:
Actuarial loss	(1,092)	(1,317)	(350)
Less reclassification adjustment for amortization	(311)	(150)	(93)
Other comprehensive (loss) income	(942)	(1,142)	3,594
Comprehensive loss	(17,572)	(8,830)	(20,256)
Less net (loss) income attributable to noncontrolling interest	(1,005)	875	243
Comprehensive loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(16,567)	$(9,705)	$(20,499)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
For the years ended December 31, 2010, 2011, 2012

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	stock	Interest	Equity
Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net( loss) income							(24,093)			243	(23,850)
Other comprehensive income, net of reclassifications and taxes								3,594			3,594
Common stock conversion from Class B to Class A		3	6	(2)	-		(6)				-
Accretion of discount on preferred stock	450						(450)				-
Stock option expense						35					35
Balance December 31, 2010	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093
Comprehensive loss
Net (loss) income							(8,563)			875	(7,688)
Transfer of noncontrolling interest related to Variable Interest Entity										589	589
Other comprehensive loss, net of reclassifications and taxes								(1,142)			(1,142)
Common stock conversion from Class B to Class A		7	12	(6)	(1)		(11)				-
Accretion of discount on preferred stock	483						(483)				-
Stock option expense						93					93
Balance December 31, 2011	$28,878	11,362	$22,723	2,081	$208	$126,245	$(100,803)	$800	$(6,971)	$4,865	$75,945
Comprehensive loss
Net loss							(15,625)			(1,005)	(16,630)
Other comprehensive loss, net of reclassifications and taxes								(942)			(942)
Common stock conversion from Class B to Class A		70	140	(61)	(6)		(134)				-
Accretion of discount on preferred stock	518						(518)				-
Stock option expense						42					42
Balance December 31, 2012	$29,396	11,432	$22,863	2,020	$202	$126,287	$(117,080)	$(142)	$(6,971)	$3,860	$58,415

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities
Net loss	$(15,625)	$(8,563)	$(24,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	417	486	686
Stock compensation expense	42	93	35
Impairment charge for other real estate owned	6,741	5,522	7,374
Impairment charge on loans held for sale	2,002	340	-
Impairment charge on real estate owned via equity investment	-	-	2,600
Impairment of available-for-sale ("AFS") investment securities	2,359	1,796	479
Impairment of real estate joint venture	-	-	1,552
Provision for loan and lease losses	5,997	7,728	22,140
Proceeds from sales of loans and leases	11,052	3,234	4,145
Net amortization of investment securities	6,423	3,046	2,862
Net accretion on loans	(241)	(281)	(418)
Net gains on sales of other real estate owned	(363)	(1,638)	(1,019)
Gains on sales of loans and leases	(2,057)	(337)	(666)
Gains on sales of security claim	-	-	(1,656)
Net gains on sales of investment securities	(1,030)	(1,782)	(1,290)
Gains from sale of premises of real estate owned via equity investment	-	-	(667)
Income from equity investments	(75)	(200)	(210)
Income from real estate joint venture	-	(1,750)	-
Income from bank owned life insurance	(553)	(391)	(379)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	5,207	1,401	(1,922)
Decrease in other assets	3,121	10,172	29,646
Increase (decrease) in accrued interest payable	310	(533)	(2,167)
Increase in other liabilities	3,154	1,449	1,669
Net cash provided by operating activities	26,881	19,792	38,701
Cash flows from investing activities
Proceeds from maturities, calls and paydowns of available-for-sale ("AFS") investment securities	148,112	80,067	118,056
Proceeds from sales of AFS investment securities	28,246	113,029	181,334
Purchase of AFS investment securities	(205,265)	(209,002)	(174,167)
Redemption of Federal Home Loan Bank stock	2,463	1,931	547
Net decrease in loans	52,691	84,959	109,221
Capital improvements to foreclosed assets	-	-	(1,242)
Proceeds from sale of foreclosed assets	12,014	11,888	13,319
Net cash received in connection with the sale of Royal Asian Bank	-	-	224
Purchase of premises and equipment	(255)	(145)	(115)
Purchase of life insurance	-	(5,000)	-
Net proceeds from sale of premises of real estate owned via equity investments	-	6,794	6,682
Distribution from investments in real estate	75	200	210
Net decrease in real estate owned via equity investments	-	(6,794)	(8,615)
Net cash provided by investing activities	38,081	77,927	245,454

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	4,745	3,950	(14,660)
(Decrease) increase in money market and savings accounts	(2,262)	2,309	12,555
Decrease in certificates of deposit	(23,482)	(124,256)	(185,737)
Repayments in short-term borrowings	(54,218)	-	(92,500)
Repayments of long-term borrowings	(449)	(6,949)	(6,726)
Proceeds from long-term borrowings	15,000	-	-
Repayment of mortgage debt of real estate owned via equity investments	-	-	(3,652)
Net cash used in financing activities	(60,666)	(124,946)	(290,720)
Net increase (decrease) in cash and cash equivalents	4,296	(27,227)	(6,565)
Cash and cash equivalents at beginning of period	24,506	51,733	58,298
Cash and cash equivalents at end of period	$28,802	$24,506	$51,733
Supplemental Disclosure
Interest	$9,589	$14,619	$28,161
Income taxes	$-	$-	$-
Transfers to other real estate owned	$10,811	$6,441	$18,797

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Captive Insurance Company, Royal Preferred, LLC, and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC. In addition, the following are owned 60% by Royal Bank: Royal Bank America Leasing, LP, Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services (“RTL”), LLC. During the fourth quarter of 2010, Royal Captive Insurance was dissolved. The investments were sold for a gain of approximately $8,000, $2.0 million was paid to the Company as a dividend, and the remaining funds, in the approximate amount of $500,000, were transferred to the Company.  On December 30, 2010, the Company completed the sale of all of the outstanding common stock of Royal Asian Bank (“Royal Asian”), a wholly-owned subsidiary, to an investor group.  Royal Asian’s net loss of $ 953,000 through December 29, 2010 was consolidated into the Company’s consolidated financial statements.  Both of the Company’s Trusts are not consolidated as further discussed below in “Variable Interest Entities”.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates

In preparing the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”), management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, loans held for sale, the valuation of other real estate owned, the valuation of deferred tax assets, other-than-temporary impairment losses on investment securities, net periodic pension costs and the pension benefit obligation.   In connection with the allowance for loan and lease losses estimate, management obtains independent appraisals for real estate collateral.  However, future changes in real estate market conditions and the economy could affect the Company’s allowance for loan and lease losses.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Significant Concentration of Credit Risk

Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country.  “Note 3 – Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests.  “Note 4 – Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which the Company engages.  The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business.  The Company has 95% of its investment portfolio in securities issued by government sponsored entities.  The Company’s tax lien portfolio has a geographic concentration in the State of New Jersey.

No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. Over the last few years, the Company has been impacted by deterioration in economic conditions as it pertains to real estate loans.  Commercial real estate, commercial loans, and construction and land loans represent 52%, 22%, and 19%, respectively, of the total $23.0 million in non-accrual loans at December 31, 2012.

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

Variable Interest Entities (“VIE”)

Real estate owned via equity investments:  The Company, together with third party real estate development companies, formed variable interest entities (“VIEs”) to construct various real estate development projects.  These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest”.  Due to economic conditions, management decided to curtail new equity investments.

In accordance with ASC Topic 976, the full accrual method is used to recognize profit on real estate sales.  Profits on the sales of this real estate are recorded when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement, the Company is no longer obligated to perform significant activities after the sale to earn profits, there is no continuing involvement with the property and; finally, the usual risks and rewards of ownership in the transaction had passed to the acquirer.  At December 31, 2011, the remaining VIE was deconsolidated as a result of the substantial completion of the project and the sales of the remaining units.  At December 31, 2011, the carrying amount of the investment in and due from the Partnership totaled $325,000 and were received in the first quarter of 2012.   At December 31, 2012 and 2011, the Company no longer had any VIEs consolidated into the Company’s financial statements.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

U.S. GAAP RAP Difference

In connection with a prior bank regulatory examination, the Federal Deposit Insurance Company (“FDIC”) concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2012 and the previous nine quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 2 - Regulatory Matters and Significant Risks And Uncertainties” and “Note 15 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Reclassifications

Certain items in the 2011 and 2010 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net loss for the periods presented herein as a result of reclassification.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income component of shareholders’ equity.  The Company did not hold trading securities nor had securities classified as held to maturity at December 31, 2012 and 2011.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  The non-agency collateralized mortgage obligation that is rated below AA is evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” or under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2012 and 2011, FHLB stock totaled $6.0 million and $8.5 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2012.

Loans Held for Sale

At December 31, 2012, the Company’s loans held for sale (“LHFS”) were comprised of one non-accrual commercial real estate loan for $1.6 million.  The loan was transferred from loans held for investment (“LHFI”) to LHFS at the lower of cost or fair market value using expected net sales proceeds.  At the time of transfer to LHFS, a credit loss of $1.4 million was charged against the allowance for loan and lease losses. Generally any subsequent credit losses on LHFS are recorded as a component of non-interest expense. Additional impairment on the LHFS of $2.0 million was recorded in 2012.  At December 31, 2011, LHFS were comprised of $12.6 million in non-accrual construction and land development loans and commercial and residential real estate loans.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loans and Leases

Loans and leases are classified as LHFI when management has the intent and ability to hold the loan or lease for the foreseeable future or until maturity or payoff.  LHFI are stated at their outstanding unpaid principal balances, net of an allowance for loan and leases losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.  The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2012.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) a concession is made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At December 31, 2012, the Company had twelve TDRs, of which eight are on non-accrual status, with a total carrying value of $21.1 million.  At the time of the modifications, seven of the loans were already classified as impaired loans.   At December 31, 2011, the Company had twelve TDRs, of which seven were on non-accrual status, with a total carrying value of $14.2 million.  At the time of the modifications, eight of the loans were already classified as impaired loans.   The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The Company accounts for guarantees in accordance with FASB ASC Topic 460 “Guarantees” (“ASC Topic 460”).  ASC Topic 460 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make a payment if the customer’s condition deteriorates, as defined in agreements.  Performance letters of credits require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.

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

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals to establish the fair value of real estate collateral.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. A specific reserve is established for an impaired loan for the amount that the carrying value exceeds its estimated fair value. Once a loan is determined to be impaired it will be deducted from the portfolio balance and the net remaining balance will be used in the general and qualitative analysis.

Based on management’s comprehensive analysis of the loan and lease portfolio, management believes the current level of the allowance is adequate at December 31, 2012.   However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary.  These changes could be based in the credits comprising the portfolio and changes in the financial condition of borrowers, as the result of changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination, which may not be currently available to management.

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

As a consequence of the 2008 Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the time of the bankruptcy filing were terminated.  The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral.  Because of the uncertainty surrounding the litigation and the Lehman bankruptcy, the Company classified the collateral as other-than-temporarily impaired for the entire amount as of December 31, 2008.  In the fourth quarter of 2010, the Company sold its claim and recorded a gain of $1.7 million.  The Company did not have any interest rate swaps agreements at December 31, 2012, 2011 and 2010.

Investments in Real Estate Joint Ventures

During 2012, the Company did not recognize any income from real estate joint ventures.  During 2011, the Company recorded income from real estate joint ventures of $1.8 million.  This income was related to a payment received from a guarantor on an investment which had been fully written down in 2007.  During 2010, the Company had one investment in a real estate joint venture and accounted for it in accordance with ASC Topic 310 and FASB ASC Topic 976, “Real Estate-Retail Land” (“ASC Topic 976”) because the Company was not a party to an operating agreement and had no legal ownership of the entity that owns the real estate. The real estate joint venture was an investment in an Ohio marina project in which the Company had a subordinate debt position.   During the second quarter of 2010, the Company fully impaired the investment and recorded a $2.5 million charge to earnings.  The impairment was the result of a lower collateral value due to the significant reduction in the cash flows being generated from the property. During the third quarter of 2010, the first mortgage lender foreclosed on the property.  Partially offsetting the $2.5 million impairment charge was a $968,000 recovery on another investment in a real estate in joint venture which had been written down in 2007.  The Company no longer holds any investments in real estate joint ventures.

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

Advertising Costs

Advertising costs are expensed as incurred.  The Company’s advertising costs were $127,000, $116,000, and $109,000 for 2012, 2011, and 2010, respectively.

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

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2012 and 2010, no matching contribution was made as a result of a management decision to reduce costs.  During 2011, the Company partially reinstated the matching contribution and contributed $128,000 to the plan.

Stock Compensation

FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements.  The costs are measured based on the fair value of the equity or liability instruments issued.  ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of ASC Topic 718 is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  ASC Topic 718 permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company recorded compensation expense relating to stock options and restricted stock of $42,000, $93,000 and $35,000 during 2012, 2011, and 2010, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

At December 31, 2012, the Company had a director stock-based, an employee stock-based, and a long-term incentive compensation plan, which are more fully described in “Note 17 – Stock Compensation Plans” to the Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC Topic 740, Income Taxes), which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2012 and 2011.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

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

Treasury Stock

Shares of common stock repurchased are recorded as treasury stock at cost.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income (loss).  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available for sale investment securities, non-credit related losses on other-than-temporarily impaired investment securities, and adjustment to net periodic pension cost.

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

Restrictions on Cash and Amounts Due From Banks

Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank.  At December 31, 2012 and 2011, these reserve balances amounted to $100,000.

2. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which generally clarifies guidance in ASC Topic 820 “Fair Value Measurements and Disclosures”.  The amendments in ASU 2011-004 explain how to measure fair value and change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The Company adopted ASU 2011-04 during the first quarter of 2012. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which amends ASC Topic 210 “Balance Sheet”. Because of the significant differences in requirements under U.S. GAAP and IFRS, FASB and the International Accounting Standards Board (“IASB”) are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 will not have a significant impact on the Company’s consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In February 2012, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated comprehensive income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not have a significant impact on the Company’s consolidated financial statements.

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the FDIC and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”). Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At December 31, 2012, based on capital levels calculated under RAP, Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 8.53% and 16.10%, respectively.  Please refer to “Note 15 – Regulatory Capital Requirements” to the Consolidated Financial Statements.

Following the issuance of the Orders, management implemented plans to address key areas that were noted in the Orders.  Management has reduced classified assets, delinquencies, commercial real estate concentrations, reliance on non-core deposits and wholesale funding sources and maintained capital ratios above required minimums which were all factors that contributed to replacing the Orders with the MOU.  Management has continued to improve in each of these areas since the Orders were replaced with the MOU.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Continued Losses

For the four years prior to 2012, the Company had recorded significant losses totaling $104.0 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance. The 2012 net loss amounted to $15.6 million, which represented an increase of $7.0 million, from the loss recorded in 2011. Included in the loss for 2012 was a $2.0 million fine from the U.S. Department of Justice related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounts to $1.2 million.  Impairment on loans held for sale, OREO, and investments increased $1.7 million, $1.2 million and $563,000, respectively, to $2.0 million, $6.8 million and $2.4 million. In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  The Company’s deferred tax valuation allowance amounted to $39.6 million at the end of 2012.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.

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

The Company had non-performing loans and recorded charge-offs of $23.0 million and $6.3 million at December 31, 2012, $51.3 million and $13.2 million at December 31, 2011, and $65.8 million and $31.7 million at December 31, 2010, respectively.  OREO balances were $13.4 million, $21.0 million, and $29.2 million at December 31, 2012, 2011, and 2010, respectively.

Royal Bank has been successful in reducing net classified loans, which includes LHFS, and OREO.  Net classified loans were $51.8 million, $74.2 million and $109.9 million at December 31, 2012, 2011, and 2010, respectively. Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $4.6 million, $4.2 million, and $12.2 million at December 31, 2012, 2011, and 2010, respectively.  No material advances were made on any classified or delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest.  Royal Bank’s total non-performing loans were $23.0 million, $51.3 million and $65.8 million at December 31, 2012, 2011, and 2010, respectively.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. Other-than-temporary-impairment losses were $2.4 million, $1.8 million, and $479,000 at December 31, 2012, 2011, and 2010, respectively.

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

Commercial real estate, multi-family and construction and land development loans held for investment were $216.1 million at December 31, 2012 comprising 63% of total loans compared to $248.3 million or 60% of total loans at December 31, 2011.  Based on capital levels calculated under U.S. GAAP and RAP, Royal Bank does not have a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006. Please see discussions under “GAAP RAP Difference” under “Note 1 -Significant Accounting Policies” and “Note 15 – Regulatory Capital Requirements” to the Consolidated Financial Statements.

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are in excess of the target levels.  As discussed in “Note 10 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statement, Royal Bank has an over collateralized delivery requirement of 105% with the FHLB as a result of the level of non-performing assets and the losses that have been experienced over the past four years.   The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of December 31, 2012, Royal Bank had approximately $21.2 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at December 31, 2012, Royal Bank had $212.1 million in unpledged agency securities that were available to be pledged as collateral if needed and $28.6 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was approximately $4.2 million at December 31, 2012, and was based on collateral pledged.

At December 31, 2012, the liquidity to deposits ratio was 48.2% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 37.7% compared to Royal Bank’s 10% policy target. Brokered CDs were redeemed in full and were $0, $5.8 million, and $89.1 million at December 31, 2012, 2011, and 2010, respectively.  Borrowings also continue to decline and were $108.3 million, $148.0 million and $154.9 million at December 31, 2012, 2011, and 2010, respectively.

The Company also has unfunded pension plan obligations of $16.9 million as of December 31, 2012 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Dividend and Interest Restrictions

Due to the MOU and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of December 31, 2012, the Series A Preferred stock dividend in arrears was $5.8 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios under U.S. GAAP. Please read “Note 15 - Regulatory Capital Requirements” to the Consolidated Financial Statements. As of December 31, 2012 the trust preferred interest payment in arrears was $2.5 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the liquidity position of Royal Bank. As a result of the Company missing the sixth quarterly dividend payment due on November 16, 2010, the Treasury exercised its rights under the Capital Purchase Program and appointed two directors to our Board in 2011 until all accrued but unpaid dividends have been paid in full by the Company.   The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014.   After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.

At December 31, 2012 and 2011, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities and may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2012 and the previous nine quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 15 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At December 31, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 16.10% and 8.53%, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Department of Justice Investigation (“DOJ”)

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.   CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against CSC, RTL or both.  As a result, the Company accrued $2.0 million during 2012 for a DOJ fine relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which, as stated above, has been recognized in the Company’s consolidated financial statements.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

Additionally a number of lawsuits have been filed in the Superior Court of New Jersey against the former President of CSC and RTL, CSC, RTL, Royal Bancshares of Pennsylvania and certain other parties on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations. These lawsuits allege violations of the New Jersey Antitrust Act and unjust enrichment, and seek treble damages, attorney fees and injunctive relief.  CSC, RTL and Royal Bancshares removed these cases to the U.S. District Court for the District of New Jersey. On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the Boyer action with all subsequently filed or transferred related actions.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file on or before November 21, 2012 a master complaint for the consolidated action.   As of the date of this filing Royal Bancshares and Royal Bank cannot reasonably estimate the possible loss or range of loss that may result from these actions or proceedings.  Please refer to “Note 13 – Legal Contingencies” to the Consolidated Financial Statements for additional information.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Company Plans and Strategy

The Company has enhanced the Board through the addition of experienced directors with diverse backgrounds. The new members are comprised of the following: a former banking regulator with consulting experience, a former Chief Executive Officer (“CEO”) of a much larger financial institution who has bank turnaround experience, a former President of the lead bank within a larger financial institution (Treasury appointee), a former executive within the financial services industry (Treasury appointee) and a former senior partner of a public accounting firm.  During the first quarter of 2012, the Board elected a Lead Independent Director to further improve corporate governance by serving as a liaison between the Chairman of the Board, management, and the independent directors. During 2012, Royal Bank hired a new Chief Lending Officer (“CLO”) who has significant experience in commercial and consumer lending with a larger bank within the Philadelphia market. After announcing the retirements of the Company’s CEO and President during the second quarter of 2012, the Company’s Board conducted an executive search for a candidate for the combined role of President and CEO.  On December 18, 2012 the Company announced F. Kevin Tylus as President and CEO of Royal Bank.  On February 20, 2013, the Company announced that Mr. Tylus was appointed President, CEO and a Class III member of the board of directors of the Company.  Former CEO, Robert Tabas, remains as Chairman of the Board of Directors.

In order to meet the requirements in the previous Orders, the current MOU, and the Federal Reserve Agreement, management adopted a strategy to deleverage the balance sheet in order to maintain capital ratios at required regulatory minimums. The Board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the previous Orders and current MOU.  As a result, the Board and management have developed a contingency plan to maintain capital ratios at required levels which may include selling interest-earning assets. This strategy also assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.  The deleveraging was largely accomplished by the continued reduction of brokered deposits from $89.1 million at December 31, 2010 to $0 as of December 31, 2012.  In addition, borrowings were reduced by $46.6 million during the same period.  The Company’s strategic plan includes improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, and returning to profitability.

During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which has weighed heavily on earnings and was the largest contributing factor to the Company’s continued losses. While sustaining capital ratios above the required minimum, the Company has made progress in improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining liquidity. As a result of the decline in level of classified assets, there has been a corresponding reduction in the provision for loan and lease losses and the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets which has resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earnings assets and interest bearing liabilities.  In the event further deleveraging is necessary to maintain the required capital levels, net interest income would be negatively impacted.

The Company is focused on transitioning Royal Bank into a true community bank with the branches becoming selling centers and not just service centers.  Traditional consumer products such as home equity loans and a new mobile banking application are part of our expanded product offerings.  The Company is also evaluating the addition of fee-based business lines to complement and enhance our existing services.  The Company has developed a management Profitability Improvement Program to generate steady revenue growth, expense management and gain operational efficiencies. The Company has reorganized and relocated certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish these objectives.  Additionally, the Company is currently developing a facilities rationalization plan as part of the overall strategic goal to return to profitability.  Through the restructuring of the Lending and Credit departments during the last half of 2012, Royal Bank has been able to increase commitments to extend credit by $23.8 million from $20.7 million at December 31, 2011 to $44.5 million at December 31, 2012.  All of these plans are focused on repositioning the Company for 2013 and beyond.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale investment securities are summarized as follows:

As of December 31, 2012		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
Investment securities available-for-sale
U.S. government agencies	$66,371	$151	$(78)	$-	$66,444
Mortgage-backed securities-residential	30,038	518	(47)	-	30,509
Collateralized mortgage obligations:				-	-
Issued or guaranteed by U.S. government agencies	229,556	5,031	(611)	-	233,976
Non-agency	1,007	4	-	-	1,011
Corporate bonds	7,477	32	(72)	-	7,437
Municipal bonds	5,645	-	(30)	-	5,615
Common stocks	33	14	-	-	47
Other securities	3,752	520	(108)	-	4,164
Total available for sale	$343,879	$6,270	$(946)	$-	$349,203

As of December 31, 2011		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Investment securities available-for-sale
U.S. government agencies	$35,966	$122	$(4)	$-	$36,084
Mortgage-backed securities-residential	16,763	309	(67)	-	17,005
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	3,315	(543)	-	234,034
Non-agency	4,739	94	(1)	-	4,832
Corporate bonds	13,342	104	(471)	-	12,975
Municipal bonds	985	-	(20)	-	965
Trust preferred securities	13,665	2,280	-	-	15,945
Common stocks	130	118	-	-	248
Other securities	6,586	347	(15)	-	6,918
Total available for sale	$323,438	$6,689	$(1,121)	$-	$329,006

The investment portfolio grew $20.2 million from $329.0 million at December 31, 2011 to $349.2 million at December 31, 2012.  The increase was primarily due to the reinvestment of cash flows from the loan and lease portfolio into government sponsored agency mortgage-backed securities and debt securities.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2012
(In thousands)	Amortized cost	Fair value
Within 1 year	$7,935	$7,984
After 1 but within 5 years	4,292	4,305
After 5 but within 10 years	27,843	27,706
After 10 years	39,423	39,501
Mortgage-backed securities-residential	30,038	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,556	233,976
Non-agency	1,007	1,011
Total available for sale debt securities	340,094	344,992
No contractual maturity	3,785	4,211
Total available for sale securities	$343,879	$349,203

Proceeds from the sales of investments available for sale during 2012, 2011 and 2010 were $28.2 million, $113.0 million, and $181.3 million, respectively.  The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2012	2011	2010
Gross realized gains	$1,211	$2,584	$1,938
Gross realized losses	(181)	(802)	(648)
Net realized gains	$1,030	$1,782	$1,290

As of December 31, 2012, investment securities with a market value of $67.1 million were pledged as collateral to secure advances with the FHLB.

The Company evaluates securities for OTTI at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  The non-agency collateralized mortgage obligation that is rated below AA is evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” or under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

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

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:

As of December 31, 2012	Less than 12 months			12 months or longer			Total
(In thousands)	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions
Investment securities available for sale
U.S. government agencies	$23,818	$(78)	8	$-	$-	-	$23,818	$(78)	8
Mortgage-backed securities-residential	7,280	(47)	2	-	-	-	7,280	(47)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	44,937	(592)	15	3,975	(19)	2	48,912	(611)	17
Corporate bonds	2,165	(13)	2	941	(59)	1	3,106	(72)	3
Municipal bonds	4,597	(21)	5	882	(9)	1	5,479	(30)	6
Other securities	289	(38)	1	255	(70)	1	544	(108)	2
Total available for sale	$83,086	$(789)	33	$6,053	$(157)	5	$89,139	$(946)	38

The AFS portfolio had gross unrealized losses of $946,000 at December 31, 2012 compared to gross unrealized losses of $1.1 million at December 31, 2011.  The slight improvement in gross unrealized losses of $175,000 is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio.  In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of December 31, 2012, the Company had two common stocks of financial institutions with a total fair value of $47,000 and an unrealized gain of $14,000.  During 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which is described below.

U.S. government-sponsored agencies (“US Agencies”):  As of December 31, 2012, the Company had eight US Agency bonds with a fair value of $23.8 million and gross unrealized losses of $78,000.  These eight US Agency bonds have been in an unrealized loss position for less than twelve months and are callable at par.  Management believes that the unrealized loss on these debt securities is a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell the securities before recovery of the cost basis and will not more likely than not be required to sell these securities before recovery of the cost basis.  Therefore, management has determined that these eight securities are not other-than-temporarily impaired at December 31, 2012.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of December 31, 2012, the Company had two mortgage-backed securities with a fair value of $7.3 million and gross unrealized losses of $47,000. The two mortgage-backed securities had been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2012.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of December 31, 2012, the Company had 17 Agency CMOs with a fair value of $48.9 million and gross unrealized losses of $611,000. Two of the Agency CMOs had been in an unrealized loss position for more than twelve months and the remaining 15 Agency CMOs have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2012.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of December 31, 2012, the Company had one non-agency CMO with a fair value of $1.0 million and a gross unrealized gain of $4,000.  The non-agency CMO is rated CCC.

Corporate bonds:  As of December 31, 2012, the Company had three corporate bonds with a fair value of $3.1 million and gross unrealized losses of $72,000.  One of the corporate bonds had been in an unrealized loss position for more than twelve months and the remaining two bonds have been in an unrealized loss position for less than twelve months.  All three bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the three bonds to be other-than-temporarily impaired at December 31, 2012.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

Municipal bonds:  As of December 31, 2012, the Company had six municipal bonds with a fair value $5.5 million and an unrealized loss of $30,000.  Five of the municipal bonds have been in an unrealized loss position for twelve months or less and one municipal bond has been in an unrealized position for more than twelve months. The one municipal bond that has been in an unrealized loss for more than twelve months was issued by the City of Chicago, has a fair value of $882,000 with a gross unrealized loss of $9,000 and is investment grade. The unrealized loss is attributable to a combination of factors, including Chicago’s financial situation.  During the fourth quarter of 2011, the three major ratings agencies gave Chicago’s credit a stable outlook.  Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bond to be other-than-temporarily impaired at December 31, 2012.

Other securities:  As of December 31, 2012, the Company had seven investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and its near-term projections.  At December 31, 2012, two of the private equity funds had a combined fair value of $544,000 and an unrealized loss of $108,000.  OTTI charges were recorded in a prior period on these two funds.  Management concluded that there was no additional impairment on these two funds in 2012.  During 2012 the Company recorded impairment charges on two other private equity funds.   The impairment charges included the entire carrying value of one of the private equity funds in the amount of $1.5 million and a credit related impairment charge of $859,000 on another private equity fund.

The Company will continue to monitor all of the above investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other-than-temporary.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at December 31, 2012 and 2011 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(In thousands)	2012	2011
Balance at January 1,	$173	$924
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company does not expect to recover the entire amortized cost	-	(751)
Balance at December 31,	$173	$173

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2012	2011	2010
Corporate bonds	$-	$-	$58
Trust preferred securities	-	1,749	193
Common stocks	-	47	-
Preferred stocks	-	-	165
Other securities	2,359	-	63
Total OTTI recognized in earnings	$2,359	$1,796	$479

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

As of December 31, 2011	Less than 12 months			12 months or longer			Total
(In thousands)	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions
Investment securities available for sale
U.S. government agencies	$2,999	$(1)	1	$3,996	$(3)	1	$6,995	$(4)	2
Mortgage-backed securities-residential	9,588	(67)	2	-	-	-	9,588	(67)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	35,511	(374)	8	10,149	(169)	3	45,660	(543)	11
Non-agency	-	-	-	669	(1)	1	669	(1)	1
Corporate bonds	3,804	(197)	5	3,751	(274)	4	7,555	(471)	9
Municipal bonds	965	(20)	1	-	-	-	965	(20)	1
Other securities	502	(15)	1	-	-	-	502	(15)	1
Total available for sale	$53,369	$(674)	18	$18,565	$(447)	9	$71,934	$(1,121)	27

During 2011, the Company recorded a total impairment charge to earnings of $1.8 million related to trust preferred securities and common stocks.  Management concluded that these investments were OTTI.

NOTE 4 – LOANS AND LEASES

Major classifications of LHFI are as follows:

	As of December 31,
(In thousands)	2012	2011
Construction and land development	$37,215	$54,120
Residential real estate	24,981	26,637
Multi-family	11,756	11,622
Commercial real estate	167,115	182,579
Commercial and industrial	40,560	54,136
Consumer	1,139	949
Leases	37,347	36,014
Tax certificates	24,569	48,809
Less: Deferred loan fees	(517)	(623)
Total LHFI, net of unearned income	$344,165	$414,243

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2012.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

The Company granted loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.   The aggregate dollar amount of these loans and commitments was $1.4 million and $8.8 million at December 31, 2012 and 2011.  During 2012 there were no new related party loans.  Total payments received on related party loans in 2012 were $18,000.  Additionally, $7.4 million is no longer classified as related party due to the resignation of one of the directors during 2012.

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

All loans, at the time of presentation to the appropriate loan committee, are given an initial loan risk rating by the CCO. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

The following tables present risk ratings for each loan portfolio segment at December 31, 2012 and 2011, excluding LHFS.

As of December 31, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$2,139	$13,872	$16,343	$581	$4,280	$37,215
Commercial real estate	64,308	69,510	19,529	3,423	10,345	167,115
Commercial & industrial	14,764	10,774	92	9,969	4,961	40,560
Residential real estate	15,125	6,634	602	1,626	994	24,981
Multi-family	9,019	2,034	703	-	-	11,756
Leases	36,755	325	16	-	251	37,347
Tax certificates	23,968	-	-	-	601	24,569
Consumer	926	213	-	-	-	1,139
Subtotal LHFI	167,004	103,362	37,285	15,599	21,432	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

December 31, 2011			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$1,303	$17,493	$19,936	$2,374	$13,014	$54,120
Commercial real estate	87,308	64,878	13,722	-	16,671	182,579
Commercial & industrial	19,073	12,101	18,242	-	4,720	54,136
Residential real estate	15,335	9,092	1,071	-	1,139	26,637
Multi-family	4,962	3,907	1,050	-	1,703	11,622
Leases	35,355	147	27	-	485	36,014
Tax certificates	47,786	-	-	-	1,023	48,809
Consumer	847	102	-	-	-	949
Subtotal LHFI	211,969	107,720	54,048	2,374	38,755	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The following tables are an aging analysis of past due payments for each loan portfolio segment at December 31, 2012 and 2011, excluding LHFS.

As of December 31, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$4,280	$32,935	$37,215
Commercial real estate	1,548	1,486	-	10,345	153,736	167,115
Commercial & industrial	200	-	-	4,961	35,399	40,560
Residential real estate	562	486	-	994	22,939	24,981
Multi-family	-	-	-	-	11,756	11,756
Leases	325	16	-	251	36,755	37,347
Tax certificates	-	-	-	601	23,968	24,569
Consumer	-	-	-	-	1,139	1,139
Subtotal LHFI	2,635	1,988	-	21,432	318,627	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

December 31, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$13,014	$41,106	$54,120
Commercial real estate	2,837	100	-	16,671	162,971	182,579
Commercial & industrial	148	-	-	4,720	49,268	54,136
Residential real estate	527	382	-	1,139	24,589	26,637
Multi-family	-	-	-	1,703	9,919	11,622
Leases	147	28	-	485	35,354	36,014
Tax certificates	-	-	-	1,023	47,786	48,809
Consumer	-	-	-	-	949	949
Subtotal LHFI	3,659	510	-	38,755	371,942	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The following table details the composition of the non-accrual loans.

	As of December 31, 2012		As of December 31, 2011
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$4,280	$820	$13,014	$-
Commercial real estate	10,345	835	16,671	-
Commercial & industrial	4,961	255	4,720	-
Residential real estate	994	14	1,139	24
Multi-family	-	-	1,703	-
Leases	251	55	485	114
Tax certificates	601	47	1,023	-
Total non-accrual LHFI	$21,432	$2,026	$38,755	$138
Non-accrual loans held for sale
Construction and land development	$-	$-	$8,901	$-
Commercial real estate	1,572	-	3,634	-
Residential real estate	-	-	34	-
Total non-accrual LHFS	$1,572	$-	$12,569	$-
Total non-accrual loans	$23,004	$2,026	$51,324	$138

Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  Non-accrual loans were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS at December 31, 2011.  The $28.3 million decline in total non-accrual loans was the result of a $18.4 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $8.3 million in charge-offs and write downs related to impairment analysis, and transfers to OREO of $10.8 million, which collectively were offset by $9.2 million in additions. Commercial real estate, commercial loans, and construction and land loans represent 52%, 22%, and 19%, respectively, of the total $23.0 million in non-accrual loans at December 31, 2012.  If interest had been accrued, such income would have been approximately $3.1 million, $5.1 million, and $6.5 million, for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, the Company had no loans past due 90 days or more on which interest continues to accrue.

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

Total cash collected on impaired loans and leases during 2012, 2011, and 2010 was $23.4 million, $29.9 million, and $21.7 million, respectively, of which $21.1 million, $29.7 million, and $21.4 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	As of December 31,
(In thousands)	2012	2011
Impaired LHFI with a valuation allowance	$9,405	$1,068
Impaired LHFI without a valuation allowance	19,423	45,009
Impaired LHFS	1,572	12,569
Total impaired loans	$30,400	$58,646

Valuation allowance related to impaired LHFI	$2,026	$138

	For the years ended December 31,
(In thousands)	2012	2011	2010
Average investment in impaired loans and leases	$39,412	$62,936	$78,225
Interest income recognized on impaired loans and leases	$366	$202	$335
Interest income recognized on a cash basis on impaired loans and leases	$66	$202	$335

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At December 31, 2012, the Company had twelve TDRs, of which eight are on non-accrual status, with a total carrying value of $21.1 million.  At the time of the modifications, seven of the loans were already classified as impaired loans.   At December 31, 2011, the Company had twelve TDRs, of which seven were on non-accrual status, with a total carrying value of $14.2 million.  At the time of the modifications, eight of the loans were already classified as impaired loans.   The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2012.

	As of December 31, 2012
(In thousands)	Number of loans	Accrual Status	Non- Accrual Status	Total TDRs
Construction and land development	4	$1,664	$854	$2,518
Commercial real estate	4	613	10,063	10,676
Commercial & industrial	2	5,290	2,457	7,747
Residential real estate	2	-	149	149
Total	12	$7,567	$13,523	$21,090

At December 31, 2012, all of the TDRs were in compliance with their restructured terms.

The following table presents newly restructured loans that occurred during the years ended December 31, 2012 and 2011.

	Modifications by type for the year ended December 31, 2012
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$-	$-	$-	$282	$282	$290	$290
Commercial real estate	2	-	-	-	7,624	7,624	9,426	9,426
Commercial & industrial	1	-	-	5,290	-	5,290	5,290	5,290
Total	4	$-	$-	$5,290	$7,906	$13,196	$15,006	$15,006

	Modifications by type for the year ended December 31, 2011
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	5	$-	$2,374	$-	$3,567	$5,941	$8,219	$6,693
Commercial real estate	3	-	2,935	60	640	3,635	3,803	3,803
Commercial & industrial	1	-	-	-	2,744	2,744	2,774	2,774
Residential real estate	2	139	-	41	-	180	194	194
Total	11	$139	$5,309	$101	$6,951	$12,500	$14,990	$13,464

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the detail of the allowance and the loan portfolio disaggregated by loan portfolio segment as of December 31, 2012, 2011, and 2010.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Consumer	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Charge-offs	(1,313)	(2,452)	(586)	(542)	(111)	-	(465)	(802)	-	(6,271)
Recoveries	3	816	67	-	208	-	32	29	-	1,155
Provision	2,316	2,100	112	665	(187)	9	230	820	(68)	5,997
Ending balance	$8,750	$2,987	$1,924	$654	$1,098	$29	$1,108	$472	$239	$17,261
Ending balance: related to loans
individually evaluated for impairment	$835	$820	$255	$-	$14	$-	$55	$47	$-	$2,026
Ending balance: related to loans
collectively evaluated for impairment	$7,915	$2,167	$1,669	$654	$1,084	$29	$1,053	$425	$239	$15,235
LHFI
Ending balance	$167,115	$37,215	$40,560	$11,756	$24,981	$1,139	$37,347	$24,569	$-	$344,682
Ending balance: individually
evaluated for impairment	$10,958	$5,943	$10,251	$-	$994	$-	$81	$601	$-	$28,828
Ending balance: collectively
evaluated for impairment	$156,157	$31,272	$30,309	$11,756	$23,987	$1,139	$37,266	$23,968	$-	$315,854

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2011

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Consumer	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(5,755)	(2,901)	(328)	(635)	-	(868)	(1,039)	-	(13,211)
Recoveries	357	196	22	-	153	-	6	-	-	734
Provision	(462)	4,106	1,413	207	564	8	503	1,084	305	7,728
Ending balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Ending balance: related to loans
individually evaluated for impairment	$-	$-	$-	$-	$24	$-	$114	$-	$-	$138
Ending balance: related to loans
collectively evaluated for impairment	$7,744	$2,523	$2,331	$531	$1,164	$20	$1,197	$425	$307	$16,242
LHFI
Ending balance	$182,579	$54,120	$54,136	$11,622	$26,637	$949	$36,014	$48,809	$-	$414,866
Ending balance: individually
evaluated for impairment	$17,311	$17,368	$7,267	$1,703	$1,139	$-	$266	$1,023	$-	$46,077
Ending balance: collectively
evaluated for impairment	$165,268	$36,752	$46,869	$9,919	$25,498	$949	$35,748	$47,786	$-	$368,789

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2010

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Consumer	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$10,039	$7,895	$6,542	$-	$3,762	$25	$1,757	$290	$21	$30,331
Charge-offs	(7,352)	(13,413)	(5,930)	(787)	(3,211)	-	(972)	(49)	-	(31,714)
Recoveries	684	116	81	18	313	37	51	-	-	1,300
Provision	6,796	9,508	3,223	1,421	285	(47)	834	139	(19)	22,140
Reduction due to Royal Asian sale	(633)	(130)	(119)	-	(43)	(3)	-	-	-	(928)
Ending balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Ending balance: related to loans
individually evaluated for impairment	$1,363	$-	$-	$245	$74	$-	$194	$31	$-	$1,907
Ending balance: related to loans
collectively evaluated for impairment	$8,171	$3,976	$3,797	$407	$1,032	$12	$1,476	$349	$2	$19,222
LHFI
Ending balance	$194,203	$79,638	$74,027	$10,277	$29,299	$793	$38,725	$70,443	$-	$497,405
Ending balance: individually
evaluated for impairment	$10,060	$19,758	$5,858	$2,453	$2,159	$-	$335	$1,802	$-	$42,425
Ending balance: collectively
evaluated for impairment	$184,143	$59,880	$68,169	$7,824	$27,140	$793	$38,390	$68,641	$-	$454,980

The following tables detail the impaired LHFI by loan segment.

	As of December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$6,250	$3,464	$-	$10,059	$187
Commercial real estate	10,417	8,623	-	11,163	78
Commercial & industrial	7,790	6,820	-	5,545	73
Residential real estate	572	516	-	490	21
Multi-family	-	-	-	780	-
Tax certificates	-	-	-	583	-
Total:	$25,029	$19,423	$-	$28,620	$359
With an allowance recorded:
Construction and land development	$6,180	$2,479	$820	$923	$-
Commercial real estate	4,136	2,335	835	1,526	-
Commercial & industrial	9,585	3,431	255	682	-
Residential real estate	685	478	14	714	7
Multi-family	-	-	-	383	-
Leases	81	81	55	86	-
Tax certificates	4,408	601	47	288	-
Total:	$25,075	$9,405	$2,026	$4,602	$7

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

	As of December 31, 2011
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$24,183	$17,368	$-	$13,331	$84
Commercial real estate	19,513	17,311	-	7,732	33
Commercial & industrial	14,368	7,267	-	8,257	77
Residential real estate	3,645	337	-	950	-
Multi-family	1,888	1,703	-	1,760	-
Tax certificates	4,658	1,023	-	171	-
Total:	$68,255	$45,009	$-	$32,201	$194
With an allowance recorded:
Construction and land development	$-	$-	$-	$4,514	$-
Commercial real estate	-	-	-	2,642	-
Commercial & industrial	-	-	-	1,394	-
Residential real estate	1,048	802	24	915	1
Multi-family	-	-	-	245	-
Leases	266	266	114	348	-
Tax certificates	-	-	-	1,423	-
Total:	$1,314	$1,068	$138	$11,481	$1

NOTE 6 – OTHER REAL ESTATE OWNED

OREO declined $7.6 million from $21.0 million at December 31, 2011 to $13.4 million at December 31, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to December 31, 2012.

	For the year ended December 31, 2012
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$21,016	$24,304	$23,727	$22,080
Net proceeds from sales	(4,536)	(928)	(922)	(5,628)
Net (loss) gain on sales	(138)	255	228	18
Assets acquired on non-accrual loans	8,015	1,092	1,411	293
Impairment charge	(53)	(996)	(2,364)	(3,328)
Ending balance	$24,304	$23,727	$22,080	$13,435

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 6 – OTHER REAL ESTATE OWNED - Continued

At December 31, 2012, OREO is comprised of $7.1 million in land, $3.7 million in commercial real estate, $2.1 million in tax liens, and single family homes with a fair value of $527,000.  During the fourth quarter the Company sold a multi-family property and a commercial real estate property.  The Company received net proceeds of $4.2 million and recorded a combined loss of $376,000 as a result of these sales.  The Company also sold two condominiums related to the construction project in Minneapolis, Minnesota described below. The Company received its pro rata share of net proceeds in the amount of $38,000 and recorded a gain of $16,000.  In addition to the sales mentioned above the Company sold 22 properties acquired through the tax lien portfolio. The Company received proceeds of $1.3 million and recorded net gains of $378,000 as a result of these sales. During the fourth quarter of 2012, based on annual updated appraisals and agreements of sale, the Company recorded impairment charges of $3.1 million on six land properties, $77,000 on a commercial real estate property, and $169,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $293,000 to OREO.

During the third quarter of 2012, the Company sold collateral related to residential real estate and construction loans.  The Company received net proceeds of $35,000 and recorded a loss of $2,000 as a result of these sales.   In addition to the sales mentioned above the Company sold eleven properties acquired through the tax lien portfolio.  The Company received proceeds of $887,000 and recorded net gains of $230,000 as a result of these sales.  During the third quarter of 2012, based on annual updated appraisals the Company recorded impairment charges of $2.3 million on properties related to land development and $58,000 on commercial real estate collateral.  The Company also recorded impairment charges of $54,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.4 million to OREO.

During the second quarter of 2012, the Company sold collateral related to residential real estate and construction loans.  The Company received net proceeds of $433,000 and recorded a gain of $133,000 as a result of these sales. In addition to the sales mentioned above the Company sold seven properties acquired through the tax lien portfolio.  The Company received proceeds of $495,000 and recorded gains of $122,000 as a result of these sales.  During the second quarter of 2012, the Company recorded impairment charges of $321,000 and $121,000 on collateral related to multi-family and land loans, respectively, based on expected net sales proceeds and $554,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.1 million to OREO.

During the first quarter of 2012, the Company foreclosed on and sold collateral related to one commercial real estate loan.  The Company received net proceeds of $4.1 million and recorded a gain of $36,000. Additionally the Company sold eight single family homes related to three loans.  The Company received net proceeds of $104,000 and recorded a small net gain of $3,000.  As a result of these sales the Company recorded an impairment charge of $44,000 on the remaining collateral for two of these loans.  In addition to the sales mentioned above, the Company sold ten properties acquired through the tax lien portfolio.  The Company received proceeds of $332,000 and recorded a net loss of $177,000 as a result of these sales. During the first quarter of 2012, the collateral for a completed hotel and condominium construction project in Minneapolis, Minnesota, in which the Company is a participant, was foreclosed on by the lead lender.  The Company transferred the fair value of $3.2 million to OREO which represents the Company’s participation rate of approximately 7.5%. The Company had previously recorded total charge-offs of $1.5 million to the allowance for loan and lease losses during the period the participation loan was non-accrual.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $793,000 to OREO. The Company recorded impairment charges of $9,000 related to properties acquired through the tax lien portfolio.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 7 - PREMISES AND EQUIPMENT

		As of December 31,
(In thousands)	Estimated Useful Lives	2012	2011
Land		$2,396	$2,396
Buildings and leasehold improvements	5 - 39 years	7,554	7,524
Furniture, fixtures and equipment	3 - 7 years	6,667	6,442
		16,617	16,362
Less accumulated depreciation and amortization		(11,385)	(10,968)
Premises and equipment, net		$5,232	$5,394

Depreciation and amortization expense, related to premises and equipment, was approximately $417,000, $486,000, and $686,000, for the years ended 2012, 2011, and 2010, respectively.

NOTE 8 - LEASE COMMITMENTS

The Company leases various premises under non-cancelable operating lease agreements, which expire through 2021 and require minimum annual rentals.  The approximate minimum rental commitments under the leases are as follows for the year ended December 31, 2012:

As of
(In thousands)	December 31, 2012
2013	$673
2014	551
2015	484
2016	492
2017	437
Thereafter	461
Total lease commitments	$3,098

The leases contain options to extend for periods from one to ten years.  The cost of such lease extensions is not included in the above table.  Rental expense for all leases was approximately $795,000, $815,000, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The decline in rental expense in 2011 was related to the sale of Royal Asian in December 2010.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 9 – DEPOSITS

Deposits are summarized as follows:

	As of December 31,
(In thousands)	2012	2011
Demand	$58,531	$54,534
NOW	43,920	43,172
Money Market	179,359	182,830
Savings	17,472	16,263
Time deposits (over $100)	91,233	95,334
Time deposits (under $100)	164,402	177,960
Brokered deposits	-	5,823
Total deposits	$554,917	$575,916

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2012
2013	$159,477
2014	49,470
2015	17,127
2016	8,029
2017	5,365
Thereafter	16,167
Total certificates of deposit	$255,635

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES

1.   Advances from the Federal Home Loan Bank

The available borrowing capacity with the FHLB is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and net losses.  The available amount for future borrowings will be based on the amount of collateral to be pledged.  Total advances from the FHLB were $65.0 million at December 31, 2012 compared to $104.2 million at December 31, 2011.  Royal Bank has a $150 million line of credit with the FHLB of which $0 was outstanding as of December 31, 2012.   The FHLB advances had a weighted average interest rate of 2.35%.   The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  As of December 31, 2012, investment securities with a market value of $67.1 million and loans with a book value of $50.0 million were pledged as collateral to the FHLB.  The average balance of advances with the FHLB during 2012 was $80.1 million.

At December 31, 2011, advances from FHLB totaled $104.2 million with maturities within one day to two years.  These advances had a weighted average interest rate of 2.66%.   The average balance of advances with the FHLB during 2011 was $107.7 million.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES - Continued

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of December 31,
(Dollars in thousands)	2012		2011
	Amount	Rate	Amount	Rate
Advances maturing in
2012	$-	-	$52,000	2.64%
2013	50,000	2.64%	50,000	2.64%
2017	15,000	1.39%	-	-
Amortizing advance, due April 2012,requiring monthly principal and interest of $558	-		2,218	3.46%
Total FHLB borrowings	$65,000		$104,218

As of December 31, 2012, there are no FHLB borrowings maturing in 2014 through 2016.

2.   Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at December 31, 2012 in the amount of $3.3 million with a maturity date of August 25, 2016.  The note payable balance at December 31, 2011 was $3.8 million.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2012 and 2011 was 0.36% and 0.44%, respectively.

At December 31, 2012 and 2011, the Company had other borrowings of $40.0 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgaged-backed securities.  These borrowings have a weighted average interest rate of 3.65%.  As of December 31, 2012, investment securities with a market value of $51.7 million were pledged as collateral to secure all borrowings with PNC.

3.   Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.46% at December 31, 2012, and reset quarterly at 3-month LIBOR plus 2.15%.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES - Continued

On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of December 31, 2012 the trust preferred interest payment in arrears was $2.5 million and has been recorded in interest expense and accrued interest payable.

NOTE 11 - INCOME TAXES

The Company did not record an income tax expense or benefit in 2012, 2011, and 2010.

The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 34% in 2012, and 35% in 2011, and 2010 is as follows:

	For the years ended December 31,
(In thousands)	2012	2011	2010
Computed tax benefit at statutory rate	$(5,313)	$(2,997)	$(8,432)
Tax-exempt income	(42)	(2)	(28)
Department of Justice fine	680	-	-
Nondeductible expense	29	29	29
Bank owned life insurance	(188)	(137)	(133)
Increase in valuation allowance	4,834	3,107	8,564
Applicable income tax expense	$-	$-	$-

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 11 - INCOME TAXES - Continued

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2012	2011
Deferred tax assets
Allowance for loan and lease losses	$5,863	$5,998
Tax net loss carryforward	20,791	10,046
Asset valuation reserves	79	431
Security writedowns	1,429	1,929
OREO writedowns	4,475	7,462
Investment in partnerships	34	3,761
Accrued pension liability	5,745	5,453
Accrued stock-based compensation	804	812
Net operating loss carryovers from Knoblauch State Bank	1,197	1,232
Non-accrual interest	277	678
Capital loss carryover	1,561	1,589
Other	139	8
Deferred tax assets before valuation allowance	42,394	39,399
Less valuation allowance	(39,597)	(36,233)
Less valuation allowance for equity securities	-	(134)
Total deferred tax assets	2,797	3,032
Deferred tax liabilities
Penalties on delinquent tax certificates	224	398
Unrealized gains on investment securities available for sale	1,810	1,337
Accretion on investments	64	650
Prepaid deductions	285	270
Other	-	(37)
Total deferred tax liabilities	2,383	2,618
Net deferred tax assets, included in other assets	$414	$414

As of December 31, 2012 the Company had net operating income tax loss carryforwards of approximately $61.2 million which are available to be carried forward to future tax years.  These loss carryforwards will expire in 2032 if not utilized.

The Company has approximately $3.5 million available to be utilized as of December 31, 2012 related to net operating loss carryovers from the acquisition of Knoblauch State Bank.  The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 11 - INCOME TAXES - Continued

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The deferred tax assets, net of valuation allowances, totaled $414,000 at December 31, 2012 and 2011.  Management evaluated the deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans and ongoing tax planning strategies.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.

As of December 31, 2012, the Company was in a cumulative book taxable loss position for the three-year period ended December 31, 2012.  For purposes of establishing a deferred tax asset valuation allowance, this cumulative book taxable loss position is considered significant objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future.  The cumulative book taxable loss position was caused by the negative impact on results from the banking operations, investment impairments and loan and lease losses over the past three years.  These conditions deteriorated dramatically during the three month period ended December 31, 2008 and continued throughout 2009, 2010, 2011 and 2012, causing a significant increase in the pre-tax losses due in part to much higher credit losses, and downward revisions to projections of future results.

As of December 31, 2012, 2011, and 2010, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations.  As a result, the Company  recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future.  During 2009, 2010, 2011, and 2012, the Company established additional valuation allowances of $10.2 million, $7.7 million,  $3.0 million, and $3.2 million, respectively, which was a result of the net operating losses for each year and the portion of the future tax benefit that more likely than not will not be utilized in the future.  The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2012 or 2011.

The Company is subject to income taxes in the U. S. and various state and local jurisdictions.  As of December 31, 2012, tax years 2005 through 2012 are subject to examination by various taxing authorities.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

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

The contract amounts are as follows:

	As of December 31,
(In thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$20,515	$13,600
Commitments to extend credit	24,030	7,073
Standby letters of credit and financial guarantees written	1,199	2,594

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Most guarantees extend for one year and expire in decreasing amounts through October 2013.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments is approximately 75%.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 13 – LEGAL CONTINGENCIES

As described under “Note 2 – Regulatory Matters and Significant Risks or Uncertainties”, Royal Bank holds a 60% equity interest in each of CSC and RTL.  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.  On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against CSC, RTL or both.  As a result, the Company accrued $2.0 million during 2012 for a DOJ fine relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which, as stated above, has been recognized in the Company’s consolidated financial statements.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

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

NOTE 13 – LEGAL CONTINGENCIES - Continued

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

In 2005, the Company purchased $25.0 million in Class B-1 Notes of a collateralized debt obligation (“CDO”) offered by Lehman Brothers, Inc.  Concurrently with the issuance of the notes, the issuer entered into a credit swap with LBSF.  Lehman Brothers Holdings, Inc. (“LBHI”) guaranteed LBSF’s obligations to the issuer under the credit swap. When LBHI filed for bankruptcy in September 2008, an event of default under the indenture occurred, and the trustee declared the notes to be immediately due and payable.  The Company was repaid its principal on the notes in September 2008.  In September 2010, LBSF filed suit in the United States Bankruptcy court for the Southern District of New York against certain indenture trustees, certain special-purpose entities (issuers) and a class of noteholders and trust certificate holders who received distributions from the trustees, to recover funds that were allegedly improperly paid to the noteholders in forty-seven separate CDO transactions.  In July 2012, LBSF added the Company as a defendant in the proceeding. As of the date of this filing, the Company cannot determine whether this proceeding will have a material adverse effect on its results of operations and cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

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

On August 13, 2009, the Company’s Board determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  As of December 31, 2012, the Series A Preferred stock dividend in arrears was $5.8 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our Board until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s Board during 2011.

At December 31, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At December 31, 2012, the Company and Royal Bank met all capital adequacy requirements to which it is subject.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the agreement.  Royal Bank met these requirements as of December 31, 2012.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  As of December 31, 2012, Royal Bank met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2012 and the previous nine quarters in accordance with U.S. GAAP.  However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2012	$71,891	16.10%	$35,732	8.00%	$45,169	10.00%
At December 31, 2011	$82,375	15.04%	$43,803	8.00%	$54,754	10.00%
Tier I capital (to risk-weighted assets)
At December 31, 2012	$66,164	14.81%	$17,866	4.00%	$27,101	6.00%
At December 31, 2011	$75,413	13.77%	$21,902	4.00%	$32,852	6.00%
Tier I capital (to average assets, leverage)
At December 31, 2012	$66,164	8.53%	$31,012	4.00%	$38,765	5.00%
At December 31, 2011	$75,413	9.09%	$33,189	4.00%	$41,486	5.00%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS - Continued

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the years ended December 31,
(In thousands)	2012	2011
RAP net loss	$(17,974)	$(15,626)
Tax lien adjustment, net of noncontrolling interest	4,731	7,738
U.S. GAAP net loss	$(13,243)	$(7,888)

	At December 31, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.10%	17.57%	15.04%	17.02%
Tier I capital (to risk-weighted assets)	14.81%	16.29%	13.77%	15.75%
Tier I capital (to average assets, leverage)	8.53%	9.45%	9.09%	10.48%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2012	$88,838	19.33%	$36,774	8.00%	N/A	N/A
At December 31, 2011	$106,745	18.82%	$45,386	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At December 31, 2012	$77,450	16.85%	$18,387	4.00%	N/A	N/A
At December 31, 2011	$99,539	17.55%	$22,693	4.00%	N/A	N/A
Tier I Capital (to average assets, leverage)
At December 31, 2012	$77,450	9.80%	$31,614	4.00%	N/A	N/A
At December 31, 2011	$99,539	11.64%	$34,209	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2012 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the years ended December 31,
(In thousands)	2012	2011
U.S. GAAP net loss	$(15,625)	$(8,563)
Tax lien adjustment, net of noncontrolling interest	(4,731)	(7,738)
RAP net loss	$(20,356)	$(16,301)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS - Continued

	At December 31, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.33%	17.90%	18.82%	16.90%
Tier I capital (to risk-weighted assets)	16.85%	14.82%	17.55%	15.63%
Tier I capital (to average assets, leverage)	9.80%	8.56%	11.64%	10.29%

NOTE 16 - PENSION PLANS

The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.  The Company accounts for its pension in accordance with FASB ASC Topic 715 “Compensation-Retirement Benefits” (“ASC Topic 715”).  ASC Topic 715 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to AOCI.  ASC Topic 715 requires the determination of the fair values of plans assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI.  These amounts will be subsequently recognized as components of net periodic benefits cost.  Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of Accumulated OCI.  Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	For the years ended December 31,
(In thousands)	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$14,942	$12,526
Service cost	272	306
Interest cost	584	615
Benefits paid	(556)	(531)
Actuarial loss	1,655	2,026
Benefits obligation at end of year	$16,897	$14,942
Unrecognized prior service cost	269	359
Unrecognized actuarial loss	5,119	3,845
	$5,388	$4,204

The accumulated benefit obligation at December 31, 2012 and 2011 was $16.6 million and $14.1 million, respectively.

The table below reflects the assumptions used to determine the benefit obligations:

	As of December 31,
	2012	2011
Discount rate	3.25%	4.00%
Rate of compensation increase	4.00%	4.00%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 16 - PENSION PLANS - Continued

The table below reflects the assumptions used to determine the net periodic pension cost:

	For the years ended December 31,
	2012	2011	2010
Discount rate	4.00%	5.00%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Net pension cost included the following components:

	For the years ended December 31,
(In thousands)	2012	2011	2010
Service cost	$272	$306	$301
Interest cost	584	615	622
Amortization prior service cost	90	90	90
Amortization net actuarial loss	381	141	54
Net periodic benefit cost	$1,327	$1,152	$1,067

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2012
Non-Qualified
(In thousands)	Pension Plans
2013	$1,043
2014	983
2015	983
2016	1,021
2017	1,021
Next five years thereafter	5,487

Benefit payments are expected to be made from insurance policies owned by the Company.  The cash surrender value for these policies was approximately $3.3 million and $2.6 million as of December 31, 2012 and 2011, respectively.

Defined Contribution Plan

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching dollar for dollar of any contribution up to 5%, which is subject to a $2,500 per employee annual limit.  During 2012 and 2010, no matching contribution was made as a result of a management decision to reduce costs.  During 2011 the Company partially reinstated the matching contribution and contributed $128,000 to the plan.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLANS

Under the Company’s Directors’ and Employees’ Stock Option Plans, the Company may grant options to its directors, officers and employees for up to 2.1 million shares of common stock.   Non-qualified stock options may be granted under the Plan.  The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  Vesting periods range from one to five years from the date of grant.  The Company recognized compensation expense for stock options and restricted stock in the amounts of $42,000, $93,000 and $35,000 for December 31, 2012, 2011 and 2010, respectively.   The Company did not grant any options to purchase common stock in 2012 and 2011.

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

A summary of the Directors’ Plan activity is presented below:

	2012				2011		2010
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	68,620	$20.66	2.0		74,086	$20.02	90,197	$19.15
Exercised	-	-			-	-	-	-
Forfeited	-	-			-	-	(5,742)	11.72
Expired	(10,314)	17.91			(5,466)	11.90	(10,369)	17.09
Options outstanding at the end of the year	58,306	$21.15	1.2	$-	68,620	$20.66	74,086	$20.02
Options exercisable at the end of the year	58,306	$21.15	1.2	$-	68,620	$20.66	74,086	$20.02

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2012.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2012.

Information pertaining to options outstanding at December 31, 2012 is as follows:

	Options outstanding and exercisable
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$17.00 - $20.00	13,360	$18.27	0.2
$21.00 - $23.00	44,946	22.01	1.5
	58,306	$21.15	1.2

As of December 31, 2012 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

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

A summary of the Plan activity is presented below:

	2012				2011		2010
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	335,919	$21.01	2.6		385,005	$20.30	401,626	$20.09
Exercised	-	-			-	-	-	-
Forfeited	(74,569)	21.42			(18,168)	21.50	(16,621)	15.10
Expired	(43,789)	17.91			(30,918)	11.90	-	-
Options outstanding at the end of the year	217,561	$21.50	1.3	$-	335,919	$21.01	385,005	$20.30
Options exercisable at the end of the year	217,561	$21.50	1.3	$-	335,919	$21.01	369,448	$20.24

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2012.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2012.

Information pertaining to options outstanding at December 31, 2012 is as follows:

	Options outstanding and exercisable
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$17.00 - $20.00	33,055	$18.27	0.3
$21.00 - $23.00	184,506	22.08	1.4
	217,561	$21.50	1.3

As of December 31, 2012 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLANS - Continued

As of December 31, 2012, 172,390 shares from the unrestricted plan have been granted. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant date.  Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date.

A summary of the status of the unrestricted portion of the Plan is presented below:

	2012				2011		2010
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	116,440	$9.73	6.4		121,862	$9.76	135,312	$10.19
Granted	-	-			-	-	-	-
Exercised	-	-			-	-	-	-
Forfeited	(30,214)	11.19			(5,422)	10.45	(13,450)	12.33
Expired	-	-			-	-	-	-
Options outstanding at the end of the year	86,226	$9.22	5.4	$-	116,440	$9.73	121,862	$9.76
Options exercisable at the end of the year	75,706	$9.88	5.4	$-	84,332	$10.73	68,877	$11.35

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2012.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2012.

Information pertaining to options outstanding at December 31, 2012 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$4.50	60,100	$4.50	5.8	49,580	$4.50
$20.08	26,126	20.08	4.6	26,126	20.08
	86,226	$9.22	5.4	75,706	$9.88

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLANS – Continued

The following table provides detail for non-vested shares under the Long-Term Incentive Plan as of December 31, 2012:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2011	32,108	$7.10
Granted	-	-
Forfeited	(7,243)	7.82
Vested	(14,345)	8.65
Non-vested options December 31, 2012	10,520	$4.50

There were a total of 10,520 unvested options at December 31, 2012, with a fair value of $25,000 and approximately $22,000 remained to be recognized in expense during 2013.

Under the aforementioned Long-Term Incentive Plan, approved by shareholders in May 2007, the Company is authorized to grant share-based incentive compensation awards for corporate performance to employees.  These awards may be granted in form of shares of the Company’s common stock, performance-restricted restricted stock.

The vesting of awards is contingent upon meeting certain return on asset and return on equity goals.  The awards are not permitted to be transferred during the restricted time period from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied.  Awards are also forfeited if the employee terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement age.  Vested awards are converted to shares of the Company’s common stock at the end of the restricted time period.  The fair market value of each employee based award is estimated based on the fair market value of the Company’s common stock on the date of the grant and probable performance goals to be achieved and estimated forfeitures.  If such goals are not met then no compensation cost would be recognized and any recognized compensation cost would be reversed.  There were no shares of restricted stock outstanding at December 31, 2012.

NOTE 18 - EARNINGS PER COMMON SHARE (“EPS”)

Basic and diluted EPS are calculated as follows:

	For the year ended December 31, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(17,663)	13,256	$(1.33)

At December 31, 2012, 362,093 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.  Additionally 30,407 warrants were also anti-dilutive.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 18 - EARNINGS PER COMMON SHARE - Continued

	For the year ended December 31, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(10,566)	13,256	$(0.80)

At December 31, 2011, 520,979 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.  Additionally 30,407 warrants were also anti-dilutive.

	For the year ended December 31, 2010
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(26,063)	13,256	$(1.97)

At December 31, 2010, 580,953 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.  Additionally 30,407 warrants were also anti-dilutive.

NOTE 19 – COMPREHENSIVE (LOSS) INCOME

ASC Topic 220 requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income.

The components of other comprehensive (loss) income and the related tax effects for December 31, 2012, 2011, and 2010 are as follows:

	For the year ended December 31, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(1,573)	$(535)	$(1,038)
Less adjustment for impaired investments	(2,359)	(802)	(1,557)
Less reclassification adjustment for gains realized in net loss	1,030	350	680
Unrealized losses on investment securities	(244)	(83)	(161)
Unrecognized benefit obligation expense:
Actuarial loss	(1,655)	(563)	(1,092)
Less reclassification adjustment for amortization	(471)	(160)	(311)
	(1,184)	(403)	(781)
Other comprehensive loss, net	$(1,428)	$(486)	$(942)

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 19 – COMPREHENSIVE INCOME (LOSS) - Continued

The other components of accumulated other comprehensive income (loss) included in shareholders’ equity at December 31, 2012, 2011, and 2010 are as follows:

	As of December 31,
(In thousands)	2012	2011	2010
Unrecognized benefit obligation	$(3,556)	$(2,734)	$(1,567)
Unrealized gains on AFS investments	3,414	3,534	3,509
Accumulated other comprehensive (loss) income	$(142)	$800	$1,942

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and twelve months ended December 31, 2012 and 2011.

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

Level 3 securities include investments in seven private equity funds which are predominantly invested in real estate.  The value of the private equity funds are derived from the funds’ financials and K-1 filings.  The Company also reviews the funds’ asset values and its near-term projections.  At December 31, 2011, level 3 securities also included five trust preferred securities.  The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

As of December 31, 2012	Fair Value Measurements Using:
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$30,509	$-	$30,509
U.S. government agencies	-	66,444	-	66,444
Common stocks	47	-	-	47
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	233,976	-	233,976
Non-agency	-	1,011	-	1,011
Corporate bonds	-	7,437	-	7,437
Municipal bonds	-	5,615	-	5,615
Other securities	-	-	4,164	4,164
Total investment securities available-for-sale	$47	$344,992	$4,164	$349,203

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

Balances as of December 31, 2011	Fair Value Measurements Using:
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$17,005	$-	$17,005
U.S. government agencies	-	36,084	-	36,084
Common stocks	248	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,034	-	234,034
Non-agency	-	4,832	-	4,832
Corporate bonds	-	12,975	-	12,975
Municipal bonds	-	965	-	965
Trust preferred securities	3,342	-	12,603	15,945
Other securities	-	-	6,918	6,918
Total investment securities available-for-sale	$3,590	$305,895	$19,521	$329,006

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the years ended December 31, 2012 and 2011:

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	126	(1,817)	(1,691)
Included in other comprehensive income	(1,938)	79	(1,859)
Purchases	-	788	788
Sales and calls	(10,773)	(1,804)	(12,577)
Amortization of premium	(18)	-	(18)
Transfers in and/or out of Level 3	-	-	-
Ending balance December 31, 2012	$-	$4,164	$4,164

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2011	$15,020	$6,867	$21,887
Total gains/(losses) - (realized/unrealized):
Included in earnings	(1,740)	561	(1,179)
Included in other comprehensive income	484	(99)	385
Purchases	-	917	917
Sales	(1,122)	(1,328)	(2,450)
Amortization of premium	(39)	-	(39)
Transfers in and/or out of Level 3	-	-	-
Ending balance December 31, 2011	$12,603	$6,918	$19,521

Items Measured on a Nonrecurring Basis

Non-accrual loans and TDRs are evaluated for impairment on an individual basis under FASB ASC Topic 310 “Receivables”.  The impairment analysis includes current collateral values, known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending.  When the collateral value or discounted cash flows less costs to sell is less than the carrying value of the loan a specific reserve (valuation allowance) is established. Loans held for sale are carried at the lower of cost or fair value. OREO is carried at the lower of cost or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

As of December 31, 2012	Fair Value Measurements Using:
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$9,180	$9,180
Other real estate owned	-	-	7,632	7,632
Loans and leases held for sale	-	-	1,572	1,572

As of December 31, 2011	Fair Value Measurements Using:
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$8,583	$8,583
Other real estate owned	-	-	15,072	15,072
Loans and leases held for sale	-	-	3,830	3,830

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
Balances as of December 31, 2012		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$9,180	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -69.9% (-16.4%)
			Liquidation expenses	0.0% to -15.2% (-7.3%)

		Salvageable value of		0.0%
		collateral (2)

Other real estate owned	7,632	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -61.7% (-11.1%)
		Sales prices	Liquidation expenses	-1.5% to -14.7% (-9.3%)

Loans and leases held for sale	1,572	Sales prices	Liquidation expenses	-12.7%

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses. Fair value may also be based on negotiated settlements with the borrower.

(2)	Leases are measured using the salvageable value of the collateral.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2012 and 2011. The tables below indicate the fair value of the Company’s financial instruments at December 31, 2012 and 2011.  The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

Management uses quoted market prices to determine fair value of securities (level 1).  If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates (level 2). If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments by reviewing the private equities funds’ financials and K-1 filings and for trust preferred securities using discounted cash flow methodologies (level 3).

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

Loans held for sale (carried at the lower of cost or fair market value):

The fair values of loans held for sale are estimated using expected net sales proceeds.

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

			Fair Value Measurements
			At December 31, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,802	$28,802	$28,802	$-	$-
Investment securities available-for-sale	349,203	349,203	47	344,992	4,164
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	6,011	6,011	-	-	6,011
Loans held for sale	1,572	1,572	-	-	1,572
Loans, net	326,904	330,260	-	-	330,260
Accrued interest receivable	10,256	10,256	-	10,256	-
Financial Liabilities:
Demand deposits	58,531	58,531	-	58,531	-
NOW and money markets	223,279	223,279	-	223,279	-
Savings	17,472	17,472	-	17,472	-
Time deposits	255,635	251,532	-	251,532	-
Short term borrowings	-	-	-	-	-
Long-term borrowings	108,333	102,824	-	102,824	-
Subordinated debt	25,774	23,837	-	23,837	-
Accrued interest payable	3,760	3,760	-	3,760	-

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

NOTE 21 – SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the CEO and the Chief Financial Officer (“CFO”). The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.  In years prior to 2011, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the completion of the project. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure.

Community banking

The Company’s Community Banking segment consists of commercial and retail banking and leasing. This segment includes Royal Bank and in the 2010 period Royal Asian Bank. For 2010, Royal Asian Bank recorded a net loss of $953,000. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.  While Royal Bank makes few consumer loans, cash needed to make such loans would be funded similarly to commercial loans.

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

Selected segment information and reconciliations to consolidated financial information are as follows:

(In thousands)	Community	Tax Lien
December 31, 2012	Banking	Operation	Consolidated

Total assets	$736,398	$37,318	$773,716
Total deposits	554,917	-	554,917

Interest income	$26,956	$5,025	$31,981
Interest expense	7,202	2,697	9,899
Net interest income	19,754	2,328	22,082
Provision for loan and lease losses	5,177	820	5,997
Total other income	2,868	741	3,609
Total other expenses	31,118	5,206	36,324
Income tax (benefit) expense	(28)	28	-
Net loss	$(13,645)	$(2,985)	$(16,630)
Noncontrolling interest	189	(1,194)	(1,005)
Net loss attributable to Royal Bancshares	$(13,834)	$(1,791)	$(15,625)

(In thousands)	Community	Tax Lien
December 31, 2011	Banking	Operation	Consolidated

Total assets	$777,561	$70,887	$848,448
Total deposits	575,916	-	575,916

Interest income	$31,882	$7,495	$39,377
Interest expense	11,624	2,462	14,086
Net interest income	20,258	5,033	25,291
Provision for loan and lease losses	6,644	1,084	7,728
Total other income	6,270	548	6,818
Total other expenses	30,365	1,704	32,069
Income tax (benefit) expense	(1,086)	1,086	-
Net (loss) income	$(9,396)	$1,708	$(7,688)
Noncontrolling interest	192	683	875
Net (loss) income attributable to Royal Bancshares	$(9,588)	$1,025	$(8,563)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 21 – SEGMENT INFORMATION - Continued

(In thousands)	Community	Tax Lien
December 31, 2010	Banking	Operation	Consolidated

Total assets	$880,025	$100,601	$980,626
Total deposits	693,913	-	693,913

Interest income	$47,000	$10,262	$57,262
Interest expense	22,557	3,437	25,994
Net interest income	24,443	6,825	31,268
Provision for loan and lease losses	22,011	129	22,140
Total other income	7,376	389	7,765
Total other expenses	34,598	1,993	36,591
Impairment -real estate joint venture	1,552	-	1,552
Impairment -real estate owned via equity investment	2,600	-	2,600
Income tax (benefit) expense	(2,068)	2,068	-
Net (loss) income	$(26,874)	$3,024	$(23,850)
Noncontrolling interest	(967)	1,210	243
Net (loss) income attributable to Royal Bancshares	$(25,907)	$1,814	$(24,093)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $2.7 million, $2.5 million, and $3.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for the parent company only follows.

CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2012	2011
Assets
Cash	$4,739	$5,101
Investment in non-bank subsidiaries	26,042	26,648
Investment in Royal Bank	49,310	64,566
Loans, net	-	130
Other assets	238	410
Total assets	$80,329	$96,855
Subordinated debentures	$25,774	$25,774
Stockholders' equity	54,555	71,081
Total liabilities and stockholders' equity	$80,329	$96,855

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands)	2012	2011	2010
Income
Other income	$20	$19	$19
Total Income	20	19	19
Expenses
Other expenses	697	389	776
Provision for loan losses	-	945	750
Interest on subordinated debentures	683	643	647
Total Expenses	1,380	1,977	2,173

Loss before income taxes and equity in undistributed net loss	(1,360)	(1,958)	(2,154)
Income tax expense	-	-	-
Equity in undistributed net loss	(14,265)	(6,605)	(21,939)
Net loss	$(15,625)	$(8,563)	$(24,093)

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities
Net loss	$(15,625)	$(8,563)	$(24,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed losses from subsidiaries	14,265	6,605	21,939
Interest on subordinated debentures	683	643	647
Provision for loan losses	-	945	750
Net cash used in operating activities	(677)	(370)	(757)
Cash flows from investing activities
Investment in Royal Bank	-	-	(15,260)
Sale of Royal Asian Bank	-	-	12,365
Dividend proceeds from non-banking subsidiaries	-	-	5,000
Net cash provided by investing activities	-	-	2,105
Cash flows from financing activities:
Loan payoffs (fundings)	130	2,754	(1,207)
Other, net	185	(39)	(168)
Net cash provided by (used in) financing activities	315	2,715	(1,375)
Net (decrease) increase in cash and cash equivalents	(362)	2,345	(27)
Cash and cash equivalents at beginning of period	5,101	2,756	2,783
Cash and cash equivalents at end of period	$4,739	$5,101	$2,756

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 23 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2012 and 2011, on a quarterly basis, for the Company:

	For the year ended December 31, 2012
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,991	$7,761	$8,423	$8,806
Net interest income	4,801	5,382	5,906	5,993
Provision for loan and lease losses	2,637	1,761	1,515	84
Net interest income after provision	2,164	3,621	4,391	5,909
Other income	(148)	1,151	1,945	661
Other expenses	10,256	9,409	8,592	8,067
Loss before income tax	(8,240)	(4,637)	(2,256)	(1,497)
Net loss from continuing operations	$(8,240)	$(4,637)	$(2,256)	$(1,497)
Less net (loss) income attributable to noncontrolling interest	(246)	175	(306)	(628)
Net loss attributable to Royal Bancshares of Pennsylavania, Inc.	$(7,994)	$(4,812)	$(1,950)	$(869)
Net loss available to common shareholders	$(8,507)	$(5,323)	$(2,458)	$(1,375)
Net loss per common share
Basic and diluted	$(0.64)	$(0.40)	$(0.19)	$(0.10)

Operating results for the fourth quarter of 2012 amounted to a loss of $8.0 million, which resulted in an increase of $7.0 million from the loss recorded in the fourth quarter of 2011. The year over year decline in the quarterly results was primarily related to a $2.4 million increase in OREO impairment, a $1.8 million decrease in interest income, a $1.5 million OTTI charge, and a $1.1 million increase in impairment on LHFS. The additional OREO impairment was primarily due to the declining values of four of the vacant land properties in the portfolio.   The decrease in interest income was primarily driven by a decline in average loan balances year over year and a decline in the yield on investment securities.  As a result of the historically sustained low interest rates, the yield on investment securities declined despite the increase in average balances.  This decline in yield was due to the replacement of sold and called higher yielding investment securities and the reinvestment of increased payments received on cash flowing investment securities during 2012 with lower yielding government agency securities coupled with accelerated amortization of premiums paid on investment securities within the MBS/CMO portfolio.  The $1.5 million increase in OTTI was entirely related to the complete write down of one private equity security.  The increase in the impairment on LHFS was related to the challenges with the one remaining non-accrual LHFS and an agreement of sale.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 23 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - Continued

	For the year ended December 31, 2011
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,754	$10,049	$10,000	$10,574
Net interest income	5,744	6,832	6,160	6,555
Provision for loan and lease losses	2,160	428	3,056	2,084
Net interest income (loss) after provision	3,584	6,404	3,104	4,471
Other income	2,594	73	2,787	1,364
Other expenses	7,206	8,109	9,785	6,969
Loss before income tax	(1,028)	(1,632)	(3,894)	(1,134)
Net loss	$(1,028)	$(1,632)	$(3,894)	$(1,134)
Less net (loss) income attributable to noncontrolling interest	(94)	261	331	377
Net loss attributable to Royal Bancshares of Pennsylavania, Inc.	$(934)	$(1,893)	$(4,225)	$(1,511)
Net loss available to common shareholders	$(1,438)	$(2,395)	$(4,724)	$(2,009)
Net loss per common share
Basic and diluted	$(0.11)	$(0.18)	$(0.36)	$(0.15)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act.  Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as December 31, 2012.

 Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on its assessment under the COSO framework, the Company’s management concluded that the Company’s control over financial reporting was effective as of December 31, 2012.

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

By: /s/ F. Kevin Tylus	By: /s/ Michael S. Thompson
F. Kevin Tylus	Michael S. Thompson
Principal Executive Officer	Principal Financial Officer and Principal Accounting Officer
March 27, 2013	March 27, 2013

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement to be used in connection with the 2013 Annual Meeting of Shareholders under the captions “Information About Nominees, Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2013 Annual Meeting of Shareholders, under the captions “Summary Compensation Table,” “Grants of Plan-Based Awards – 2012,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Retirement Plans,” “Non-Qualified Deferred Compensation Plans,” “Other Potential Post-Employment Payments,” “Director Compensation Table,” “Outstanding Options Held by Directors,” and “Compensation Committee Report,” which pages are incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in the Company’s Proxy Statement to be used in connection with the 2013 Annual Meeting of Shareholders, under the captions “Principal Shareholders” and “Information About Nominees, Continuing Directors and Executive Officers,” which pages are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2012:

Outside Director Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	58,306	$21.15	-
Equity compensation plan not approved by security holders	-	-	-
Total	58,306	$21.15	-

Employee Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	217,561	$21.50	-
Equity compensation plan not approved by security holders	-	-	-
Total	217,561	$21.50	-

Long Term Incentive Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for i ssuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	86,226	$9.22	808,928
Equity compensation plan not approved by security holders	-	-	-
Total	86,226	$9.22	808,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Company’s Proxy Statement to be used in connection with the 2013 Annual Meeting of Shareholders, under the caption “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears under the caption “Audit Committee Report” of the Proxy Statement to be used in connection with the 2013 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

4.1
Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.)

4.2
Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004.  (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.)

4.3
Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4
Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5
Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.6
Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004.  (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1
Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Company’s Registration Statement N0. 333-135226, on form S-8 filed with the Commission on June 22, 2006.)*

10.2
Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Company’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005.)*

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Company’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997.)*

10.4	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007.)*

10.5
Letter Agreement, including Securities Purchase Agreement - Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury.  (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.6
Side Letter Agreement, dated February 20, 2009, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury.  (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

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

10.13
Form of Written Agreement between the Company and the Federal Reserve Bank of Philadelphia dated as of March 17, 2010.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010.)

10.14
Consulting Agreement, dated as of July 12, 2012, among James J. McSwiggan, Royal Bancshares of Pennsylvania, Inc, and Royal Bank America. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2012.)

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ F. Kevin Tylus	By: /s/ Michael S. Thompson
F. Kevin Tylus	Michael S. Thompson
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer
and Principal Accounting Officer)
March 27, 2013	March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Robert R. Tabas	By: /s/ F. Kevin Tylus
Robert R. Tabas	F. Kevin Tylus
Chairman of the Board	President and Chief Executive Officer/Director
March 27, 2013	March 27, 2013

By: /s/ Edward F. Bradley	By: /s/ William Hartman
Edward F. Bradley	William Hartman
Director	Lead Independent Director
March 27, 2013	March 27, 2013

By: /s/ Wayne R. Huey, Jr.	By: /s/ Michael Piracci
Wayne R. Huey, Jr	Michael Piracci
Director	Director
March 27, 2013	March 27, 2013

By: /s/ Linda Tabas Stempel	By: /s/ Murray Stempel, III
Linda Tabas Stempel	Murray Stempel, III
Director	Director
March 27, 2013	March 27, 2013

By: /s/ Edward B. Tepper	By: /s/ Gerard M. Thomchick
Edward B. Tepper	Gerard M. Thomchick
Director	Director
March 27, 2013	March 27, 2013

By: /s/ Howard Wurzak
Howard Wurzak
Director
March 27, 2013