Form 10-K/A
period 2012-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2013-04-30
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K/A

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

Documents Incorporated by Reference

None

Explanatory Note

Royal Bancshares of Pennsylvania, Inc. (the “Company” or “Royal”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company will not file a definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2012.  This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III.  In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below as to each of the nominees for election as a Class II director and as to each of the continuing Class I and Class III directors, are descriptions of his or her principal occupation and business experience for the past five years, and where applicable, family relationships between each such person and the Corporation’s other directors and officers. In addition, we briefly describe the particular experience, qualifications, attributes or skills that led our board of directors to conclude that such director or nominee should serve as a director of the Corporation.

CLASS I DIRECTORS – TERMS EXPIRING IN 2015

             Edward F. Bradley, CPA, is a Director of the Corporation, and is currently an adjunct professor at Philadelphia University. He was previously a partner at Grant Thornton, a public accounting firm in Philadelphia, Pennsylvania. Mr. Bradley’s many years of experience in public accounting, particularly in auditing financial institutions, is beneficial to the operations of the Corporation’s Audit Committee and his role as the Audit Committee’s Chairperson and financial expert.

Linda Tabas Stempel is a Director of the Corporation, and was previously Director of Investor Relations for the Corporation. She is the wife of Murray Stempel, III, the sister of Robert R. Tabas and the sister-in-law of Howard Wurzak. Her previous role as Director of Investor Relations provides assistance and expertise to the board of directors in managing shareholder communications.

Howard Wurzak is a Director of the Corporation, and is Chairman and CEO of the Wurzak Hotel Group, President and CEO of the Hilton Hotel Philadelphia, Westin Hotel and JCB Management, LLC. He is the son-in-law of Evelyn R. Tabas, and the brother-in-law of Robert R. Tabas, Murray Stempel, III and Linda Tabas Stempel.  Mr. Wurzak’s real estate development expertise and ability to manage large organizations demonstrates that he possesses the knowledge regarding the industries we serve and the management skills that we value in the members of our board of directors.

CLASS II DIRECTORS – DIRECTOR NOMINEES

William R. Hartman is the lead independent Director of the Corporation, and was previously Chairman of the Board of Citizens Republic Bancorp in 2009, a regional diversified financial services company in Flint, Michigan, and prior thereto was Chairman, President and Chief Executive Officer. Prior to that he was Chairman, President and CEO for two subsidiaries of Banc One Corporation, which was one of the largest regional banks in the United States. He previously held executive positions within other regional and community banks with significant experience in commercial lending. He has served as President and CEO of York County Community Foundation since 2009 and has served as a trustee, executive committee member, chairman of the finance and audit committee and as vice chairman of the board of Kettering University and was formerly a director of the Detroit Branch of the Federal Reserve Bank of Chicago.  Mr. Hartman’s prior leadership and lending experience in consumer and commercial banking in much larger financial institutions provides invaluable skills important for the board of directors’ oversight of lending, corporate governance and strategic planning.

Murray Stempel, III is a Director of the Corporation, and was previously Vice Chairman of the Corporation from December 2008 (and, prior thereto, Executive Vice President of the Corporation and Royal Bank America) until December 31, 2012.  Mr. Stempel is the husband of Linda Tabas Stempel and the brother-in-law of Robert R. Tabas and Howard Wurzak.  From 2004 until 2008, he served as Executive Vice President and Chief Lending Officer at Royal Bank America. Mr. Stempel, is a member of the board of trustees of RAIT Financial Trust (“RAIT”), a publicly traded, self-managed and self-advised real estate investment trust since December 2006 and is Chairman of their Nominating and Governance Committee. RAIT offers a set of debt financing options to the commercial real estate industry, fixed income trading and advisory services, owns and manages a portfolio of commercial real estate properties, and manages real estate-related assets for third parties. Mr. Stempel’s knowledge of Royal Bank America’s lending practices and of commercial real estate investments generally, which remain a substantial portion of the Bank’s loan portfolio, are important to the board of directors’ oversight of the Bank’s lending relationships.

Robert R. Tabas is the Chairman of the Board and a Director of the Corporation, and was previously Chief Executive Officer of the Corporation from December 2008 (and prior thereto, Chairman of the Corporation and Executive Vice President of Royal Bank America) until December 31, 2012.  He is the brother of Linda Tabas Stempel and the brother-in-law of Howard Wurzak and Murray Stempel, III.  For the board of directors to run efficiently and effectively, we believe that Mr. Tabas’ participation on the board of directors is necessary and assists the board of directors in overseeing management’s progress on corporate initiatives and strategic plans, given his previous experience within the Corporation as Chief Executive Officer.

CLASS III DIRECTORS- TERMS EXPIRING IN 2014

F. Kevin Tylus is the Chief Executive Officer and President since February 20, 2013 and a Director of the Corporation; and is the Chief Executive Officer and President since December 18, 2012 of Royal Bank America.  Mr. Tylus’ prior experience as a Regional President for PNC Bank, as President and member of the Board of Directors of Yardville Bank as well as numerous progressively-responsible leadership positions in the financial services, insurance, and healthcare industries provides critical skills for the board of directors’ oversight of capital management, retail banking, lending, corporate governance and strategic planning.  For the board of directors to run efficiently and effectively, we believe that Mr. Tylus’ participation on the board of directors is necessary and assists the board of directors in overseeing management’s progress on corporate initiatives and strategic plans.

Michael J. Piracci is a Director of the Corporation and is currently President of M. Piracci Consulting, Inc, an independent consulting company providing consulting services to financial institutions primarily related to banking regulations. He was previously the Assistant Regional Director of the New York Office of the FDIC and was an examiner for many years. He also serves on the board of directors for Quontic Bank in Great Neck, New York. Mr. Piracci’s prior experience as an examiner, manager and Assistant Regional Director of the FDIC is important for the board of directors’ oversight in dealing with the regulatory orders, banking regulations and banking operations.

Edward B. Tepper is a Director of the Corporation and the President of Tepper Properties, a real estate investment company in Villanova, Pennsylvania. Because real estate lending relationships are an important part of the Corporation’s business, Mr. Tepper’s experience in real estate investing in the primary region in which the Corporation operates is important for the board of directors’ oversight of lending practices and the development of future lending relationships for the Corporation’s banking subsidiaries.

OTHER DIRECTORS- (APPOINTED BY TREASURY)

Pursuant to the terms of the Corporation’s outstanding Series A Preferred Stock issued to the Treasury on February 18, 2009 in connection with the Corporation’s participation in the TARP Capital Purchase Program, Treasury had the right to appoint up to two directors to the board of directors at any time that dividends payable on the Series A Preferred Stock had not been paid for an aggregate of six quarterly dividend periods. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends for all past dividend periods have been paid. Treasury appointed Gerard M. Thomchick and Wayne R. Huey, Jr. as members of the board of directors in July 2011 and September 2011, respectively.

Wayne R. Huey, Jr. is a Director of the Corporation, and was previously Executive Vice President of Montgomery Chemicals, a regional chemical manufacturer and supplier to specialty industries, and prior thereto was Senior Vice President of Private Banking at Nova Savings Bank, a local community bank from 2004 until 2005. From 1998 until 2004 he was Vice Chairman and Managing Director of Millennium Bank, a community bank that was merged into Harleysville National Corporation. He was also employed as an Executive Vice President by CoreStates Bank and Meridian Bancorp. He previously held executive positions within other community banks with significant experience in retail banking, administration, commercial lending and marketing. He is currently a board member, capital campaign co-chair and member of the executive committee of Paoli Memorial Hospital Foundation.  Mr. Huey’s prior leadership and banking experience in community banks and larger financial institutions provides critical skills required for the board of directors’ oversight of retail banking, lending, and corporate governance.

Gerard M. Thomchick is a Director of the Corporation and is currently President of GMT, LLC, a consulting company. Previously he was Senior Executive Vice President and Chief Operating Officer of First Commonwealth Financial Corporation, a regional financial services company in western Pennsylvania from 1995-2007 and was President and CEO of First Commonwealth Bank, a regional bank and subsidiary of the Corporation from 2005 to 2007. He has served the community during his career in various civic activities including Rotary President. He was previously a board member of the FHLB in Pittsburgh and was acting Chief Risk Officer and Chairman of the Credit Committee for the FHLB in 2009. He was also a member of the American Bankers Executive Council and served on the Financial Services Roundtable.  His prior leadership and banking experience in community banks and larger financial institutions provides critical skills required for the board of directors’ oversight of mergers and acquisitions, commercial lending, strategic planning, risk management, and treasury and investment management.

The age of each director nominee and each continuing director is set forth in Item 12 of this Annual Report, and the ages, positions and offices, and terms of office and experience of each named executive officer are set forth Item 12 of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation’s officers and directors, and persons who own more than 10% of the registered class of the Corporation’s equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Corporation copies of all Section 16(a) forms they file.

Based solely on its review of forms received from certain reporting persons, or written representations from reporting persons that no Forms 5 where required for those persons, the Corporation believes that during the period January 1, 2012 through December 31, 2012 its officers and directors and beneficial owners of 10% of the Corporation’s registered securities were in compliance with all filing requirements applicable to them.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The committees of the board of directors include the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Board Risk Committee.

The Audit Committee met seven times in 2012.  The Audit Committee arranges examinations by the Corporation's independent registered public accounting firm, reviews and evaluates the recommendations of the examinations, receives all reports of examination of the Corporation and the Banks by regulatory agencies, analyzes such reports and reports the results of its analysis of the regulatory reports to the Corporation's board of directors.  The committee receives reports directly from the Corporation's internal auditors on a quarterly basis, and recommends any action to be taken. The committee is also responsible for, among other things, assisting the board of directors in monitoring (i) the integrity of the financial statements of the Corporation, (ii) the independent auditor's qualification and independence, (iii) the performance of the Corporation's internal audit function and independent auditors, and (iv), the compliance by the Corporation with legal and regulatory matters. The members of the Audit Committee are Edward F. Bradley, Chairperson, William R. Hartman, Michael J. Piracci, and Edward B. Tepper.  The board of directors has determined that Edward F. Bradley is an "Audit Committee Financial Expert" and "Independent" under applicable SEC and NASDAQ Rules.  The Audit Committee’s charter can be accessed on the Corporation’s website at www.royalbankamerica.com under the heading “Regulatory Filings” located under the “Investor Relations” page.

The Compensation Committee met seven times in 2012.  The members of this committee are Edward B. Tepper, Chairperson, William R. Hartman and Gerard M. Thomchick.  The Compensation Committee reviews and determines compensation for all Tier 1 executives (as defined below) and oversees the actions of the Salary Committee, which makes determinations regarding all other employees.  The committee also has the authority to manage, administer, amend and interpret the Corporation’s 2007 Long Term Incentive Plan and to recommend to the full board of directors or the independent directors of the Corporation, as applicable, among other things:

●	employees to whom awards shall be made under the plan;

●	the type of the awards to be made and the amount, size and terms of the awards; and

●	when awards shall be granted.

The Compensation Committee’s charter can be accessed on the Corporation’s website at www.royalbankamerica.com under the heading “Regulatory Filings” located on the “Investor Relations” page.  The duties of the Compensation Committee are set forth in further detail under the caption, “Compensation Discussion and Analysis.”

The Nominating and Governance Committee met three times in 2012.  The members of this committee are Edward F. Bradley, Chairperson, Robert R. Tabas, William R. Hartman, Michael J. Piracci, Murray Stempel, III and Edward B. Tepper. The principal duties of the Nominating and Governance Committee include developing and recommending to the board of directors criteria for selecting qualified director candidates, identifying individuals qualified to become board members, evaluating and selecting, or recommending to the board of directors, director nominees for each election of directors, considering committee member qualifications, appointment and removal, recommending codes of conduct and codes of ethics applicable to the Corporation and providing oversight in the evaluation of the board of each committee.

At a minimum we require our director candidates to be of full age but not yet have attained the age of 75, and possess strength of character, mature judgment, familiarity with the Corporation’s business and industry, independence of thought, and an ability to work collegially.  The Nominating and Governance Committee does not maintain a formal diversity policy.  As described in its charter, the Nominating and Governance Committee have the discretion to consider all factors they deem appropriate, including, but not limited to, ensuring the board of directors as a whole is diverse and consists of individuals with various and relevant career experience, technical skills, industry knowledge and experience, financial expertise (including expertise that would qualify the director as an Audit Committee financial expert), and local or community ties.  The Nominating and Governance Committee maintains the authority to employ the assistance of search firms or advisors in connection with the selection and/or evaluation of director candidates.  No such search firm or advisor was used this year in connection with the nominees standing for election at the Annual Meeting.

The Nominating and Governance Committee has no formal process for considering director candidates recommended by shareholders, but its policy is to give the same consideration to any and all such candidates.  If a shareholder wishes to recommend a director candidate, the shareholder should mail the name, background and contact information for the candidate to the Nominating and Governance Committee at the Corporation's offices at 732 Montgomery Avenue, Narberth, Pennsylvania, 19072.  The Nominating and Governance Committee is responsible for identifying and evaluating all nominees for director, including any recommended by shareholders, and minimum requirements for nomination.  The Nominating and Governance Committee has adopted a written charter that can be accessed on the Corporation's website at www.royalbankamerica.com under the heading “Regulatory Filings” located under the “Investor Relations” page.

The Corporation established a Board Risk Committee in August 2012 which is responsible for assisting the board of directors in fulfilling its oversight responsibilities for the risk management oversight.  It is the committee’s responsibility to ensure that risk is appropriately identified, measured, treated and monitored within the framework of the board approved policies and enterprise risk management program.  The committee meets formally to discuss risks and monitor specific areas of the Corporation’s performance with their findings.  The members of this committee are Gerard Thomchick, Chairperson, Edward F. Bradley, Robert R. Tabas, William R. Hartman, Michael J. Piracci, Wayne Huey Jr., and F. Kevin Tylus.  The committee met four times in 2012.

The board of directors of the Corporation held twelve meetings during 2012.  Each incumbent director attended at least 75% of the aggregate number of meetings of the board of directors and the various committees on which he or she served.  The Corporation has no policy regarding attendance by directors at the Annual Meeting of Shareholders, but all directors attended the 2012 Annual Meeting of Shareholders.

LEADERSHIP STRUCTURE

The board of directors utilizes a leadership structure that has the Chief Executive Officer, F. Kevin Tylus (who is the Corporation’s principal executive officer and a director), a board chairman Robert R. Tabas, and a lead independent director, William R. Hartman.  This structure creates efficiency in the preparation of the meeting agendas and related board materials as the Corporation’s Chief Executive Officer interacts more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Corporation. Agendas are also prepared with the permitted input of the full board of directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The designation of a lead independent director also allows the Corporation to benefit from Mr. Hartman’s experience and leadership in previous executive positions within larger financial institutions and as chairman and CEO of a publicly traded company.

RISK OVERSIGHT

Each member of the board of directors has a responsibility to monitor and manage risks faced by the Corporation.  At a minimum, this requires the members of the board of directors to be actively engaged in board discussions, review materials provided to them, and know when it is appropriate to request further information from management and/or engage the assistance of outside advisors.  Furthermore, because the banking industry is highly regulated, certain risks to the Corporation are monitored by the board of directors through its review of the Corporation’s and the Bank’s compliance with regulations set forth by the banking regulatory authorities.  The Corporation established a Board Risk Committee during 2012 which is responsible for risk oversight.  The committee meets formally to discuss risks and monitor specific areas of the Corporation’s performance with their findings. In addition, the board of directors’ meeting agendas allow for the continuous oversight of risk by providing an environment which encourages the directors to ask specific questions or raise concerns and allots them sufficient time and materials to do so effectively.

Audit Committee Report

The Audit Committee reports to the board of directors on its activities and findings. The board of directors in accordance with Section 404 of the Sarbanes-Oxley Act has identified Mr. Bradley as the “Audit Committee Financial Expert.”

The Audit Committee reviews the Corporation’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process. ParenteBeard LLC, the Corporation’s independent registered accounting firm for 2012, is responsible for expressing opinions on the conformity of the Corporation’s audited financial statements with generally accepted accounting principles. The members of the committee are not professionals engaged in the practice of accounting or auditing and are not professionals in these fields. The committee relies, without independent verification, on the information provided to us and on the representations made by management regarding the effectiveness of internal controls over financial reporting, that the financial statements have been prepared with integrity and objectivity and that such financial statement have been prepared in accordance with generally accepted accounting principles.

In this context, the committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2012, and management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting.

The committee has discussed with ParenteBeard LLC the matters that are required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended (AICPA Professional Standards, Vol. 1, AU Section 380). The committee has received from ParenteBeard LLC the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding ParenteBeard LLC’s communications with the committee concerning independence and has discussed with management and ParenteBeard LLC that firm’s independence. The committee has concluded that ParenteBeard LLC’s provision of audit and non-audit services to the Corporation and its affiliates are compatible with ParenteBeard LLC’s independence.

Based on the considerations and discussions referred to above, and subject to the limitations on our role and responsibilities described above, the committee recommended to our board of directors that the audited financial statements for the year ended December 31, 2012 be included in our Annual Report on Form 10-K for 2012. This report is provided by the following independent directors, who comprise the Audit Committee:

Edward F. Bradley, Chairman
William R. Hartman
Michael J. Piracci
Edward B. Tepper

Shareholder Communications with Directors

Any shareholder who wishes to communicate with the board of directors may send correspondence to Robert R. Tabas, Chairman at 732 Montgomery Avenue, Narberth, Pennsylvania, 19072, Phone # (610) 668-4700, or by sending an electronic message to Mr. Tabas at rtabas@royalbankamerica.com.  Mr. Tabas will submit your correspondence to the board of directors or the appropriate committee as applicable.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General

Rules and Responsibilities

The primary purpose of the Corporation’s Compensation Committee is to periodically review and recommend to the independent directors of the Corporation the compensation for the Corporation’s directors and certain senior executive officers (the “Tier 1 Executives”), and to periodically review the compensation of the other executive officers and employees of the Corporation as determined by the Salary Committee created during 2009 (discussed below).  The Committee also has overall responsibility for recommending, approving and evaluating the compensation plans, policies and programs of the Corporation and its subsidiaries.  Direct responsibilities of the Committee include:

●
At least annually reviewing and approving corporate goals and objectives relevant to the compensation of the Tier 1 Executives, evaluating the performance of Tier 1 Executives in light of such goals and objectives, and recommending to the independent directors the compensation levels of the Tier 1 Executives, including base salary, annual incentive opportunity level, long-term incentive opportunity level, and the terms of any agreements, based on such evaluation.  In recommending the long-term incentive component of the compensation of the Tier 1 Executives, the Committee considers the Corporation’s performance and relative shareholder return, the value of similar incentive awards to senior executive officers at comparable companies, the awards given to the Tier 1 Executives in past years, and other factors it deems appropriate.

●
At least annually reviewing the material performance criteria used by the Salary Committee in evaluating executive officers other than the Tier 1 Executives and the material criteria used in establishing appropriate compensation, retention, incentive, severance, and benefit policies and programs applicable to such executive officers.

●
Periodically reviewing and making recommendations to the board of directors with respect to the adoption of or substantive changes in material employee benefit plans, bonus, incentive compensation, severance, equity-based or other compensation, or incentive plans of the Corporation and its subsidiaries.

●	Administering and having authority to recommend awards, subject to approval of the board of directors, under the Corporation’s long-term incentive plans, subject to the terms of the applicable plans.

●	Annually reviewing and determining the compensation of directors, subject to the approval of independent directors acting in executive session.

●
For so long as the Corporation has outstanding securities issued to the United States Department of the Treasury under the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program, reviewing executive compensation to ensure compliance with applicable legal requirements of that program.

The role of management is to provide the Committee with reviews and recommendations for the Committee’s consideration, and to manage the Corporation’s executive compensation programs, policies and governance (as they relate to compensation).  Direct responsibilities of management in this process include:

●	Providing an ongoing review of the effectiveness of the compensation programs, including competitiveness, and alignment with the Corporation’s objectives.

●	Recommending changes, if necessary, to ensure achievement of all program objectives.

●	Recommending compensation levels and/or incentive awards for key executive officers other than the Tier 1 Executives.

As described below, the Chief Executive Officer serves on the Salary Committee, which is responsible for determining certain compensation-related matters for officers of the Bank who are not Tier 1 Executives.

During 2009, the Compensation Committee recommended to the board of directors, and the board of directors approved, the creation of a separate “Salary Committee” to determine certain compensation-related matters for employees other than the Tier 1 Executive Officers.  With respect to these other employees, the Salary Committee generally sets: (i) the overall compensation strategy for each of these employees in order to align the compensation mix (including differences in the relative mix of compensation between these various levels of executive management) with the Corporation’s overall philosophy; (ii) the performance standards for each of these employees by title; and (iii) the base and annual target incentive compensation for each of these employees (including the types of performance criteria to be used to determine incentive compensation, which shall align the performance of these employees to the Corporation’s overall performance objectives established by the board of directors).  The Salary Committee currently consists of the Chief Executive Officer, the Chief Administrative and Risk Officer, the Chief Financial Officer, and the head of Human Resources.

During 2009, the Committee retained the services of Mosteller and Associates as compensation consultants to assist in the continual development and evaluation of compensation policies and the Committee’s determinations of compensation awards.  The role of Mosteller and Associates is to provide independent, third-party advice and expertise in executive compensation issues.  Mosteller and Associates was solely an advisor to the Committee, and did not provide other services to the Corporation or Bank. Mosteller and Associates provided salary surveys and other compensation consulting services during 2012 for the Compensation and Salary Committees.

Discussion of the Compensation Discussion and Analysis with Management and Advisors

The Committee Chair has discussed the Compensation Discussion and Analysis with members of management, including the Chairman and President and Chief Executive Officer of the Corporation.  The Committee Chair has also discussed the Compensation Disclosure and Analysis with the Corporation’s outside legal counsel, Stevens & Lee, P.C., and Mosteller and Associates, a compensation advisor to the Committee.

Executive Compensation Program Objectives

1.  Compensation Objectives

The chief compensation objectives of the Corporation for executive officers and directors are to (i) establish compensation programs that are competitive in the banking industry so that the Corporation can attract, motivate and retain talented, competent and experienced management and directorship, (ii) set compensation based upon certain performance measurements so that pay is aligned with performance, (iii) benchmark the Corporation’s performance against peer groups (see below for description) to verify that pay levels versus performance are consistent with pay/performance levels in the banking industry, and (iv) align the objectives of the Corporation’s management and directorship with the objectives of the Corporation’s shareholders.

Overall, the Corporation strives to design its compensation program to permit the Corporation to:

●	support its business plan and strategy by clearly setting forth what is expected of executives with respect to financial results and goals and by rewarding achievement of said results and goals;

●	allow for recruiting and retaining executive talent; and

●	align management performance and their interests with the interests of the Corporation’s shareholders.

During 2009, the Committee engaged Mosteller and Associates to update its previous report, issued in June 2007, on executive compensation for the Corporation. The updated Mosteller Report, dated July 14, 2009 and revised in December 2009 (the “Mosteller Report”), included an analysis of the Tier 1 executive positions at the Corporation compared to published databases including Watson Wyatt (regional banks in Mid-Atlantic region and nationwide with asset size from $900 million to $2 billion); CompAnalyst (financial services firms in Mid-Atlantic with average asset size $1-$10 billion); ERI (financial services firms in Mid-Atlantic with average asset size $1.5 billion) and to a custom peer group consisting of 19 regional banks  selected by Mosteller which were deemed by Mosteller to be regionally comparable to the Corporation. The data from the custom peer group was accorded the greatest weight by the consultant.  The data for the peer group was gathered from each institution’s 2009 proxy statements and included executive compensation reported for 2008.

Of the nineteen regional financial institutions selected by the consultant, thirteen of the institutions were located in Pennsylvania, two in New Jersey, one in Maryland, one in Delaware, and two in New York.  The institutions ranged in asset size from $950 million to $2.1 billion.

The depository institutions used in the peer group were as follows:

1st National Community Bancorp	Abington Bancorp	ACNB Corp.
Alliance Financial Corp.	AmeriServ Financial Corp.	The Bancorp, Inc.
Bryn Mawr Bank Corp.	Canandaigua National Corp.	Center Bancorp, Inc.
Citizens & Northern Corp.	First Chester County Corp.	Orrstown Financial Corp.
Parkvale Financial Corp.	Peapack-Gladstone Financial Corp.	Metro Bancorp
Republic First Bancorp Inc.	Shore Bancshares, Inc.	Univest Corporation of PA.
VIST Financial Corp.

Certain of the major conclusions included in the 2009 Mosteller Report utilized by the Committee were as follows:

●
Base pay for the five Tier 1 executive positions was competitive with base salaries in the peer group, with the exception of the base salary for the Chief Executive Officer, which was substantially below peer levels.

●
With respect to total compensation, based on peer group comparison, Royal was substantially below market for the Chief Executive Officer and Chief Financial Officer positions and below, but within 20% of, the market for the other three Tier 1 Executive positions.  The absence of an annual bonus was a major reason for the disparity between the Corporation’s Tier 1 Executives and comparable peer positions.

Given the Company’s operating losses in recent years, base salaries for named executive officer positions have not increased substantially, and there have been no cash bonuses or stock awards made to our named executive officers.  Accordingly, the Committee has not to date updated the Mosteller Report from 2009.  The Committee may update the Mosteller Report or seek other independent peer group information or analyses in 2013 or thereafter consistent with improvements in profitability.

2.   Intent of Program Design

The Corporation has historically sought to achieve its compensation objectives by offering the following key elements of executive compensation:

●	base salary;

●	performance-based bonus program, paid in cash;

●
periodic (generally annual) grants of long-term, equity-based compensation;  This is comprised generally of stock option grants, however, a portion of this element may be paid in the form of restricted stock and other types of long-term, equity-based components (subject to Committee recommendation and independent director approval).  Awards of restricted stock will be generally performance-based, requiring the achievement of specific goals; and

●	Supplemental Executive Retirement Plan.

The Corporation intends that the design of the elements of its compensation program reward executive management and directorship for profitability, longevity, profitable growth, price appreciation of the Corporation’s stock and having high standards of ethics and integrity.

The Corporation recently adopted a policy of tying incentive compensation to the attainment of long-term strategic objectives as approved from time to time by the Board of Directors.  Accordingly, the incentive compensation formula and current total compensation parameters have been frozen pending a return to profitability, and, at such time, the ability to receive bonuses or other forms of equity compensation will be aligned with the attainment of specific metric objectives contained in the Corporation’s annually updated strategic plan.  All performance pay plans also contain provisions that the amount due an executive under the plan can be reduced or eliminated altogether for unethical behavior.

To encourage employee retention and long-term service to the Corporation, the Corporation offers an omnibus long-term incentive plan, intended to focus executives on market appreciation of the stock price, thereby further aligning the interests of the executives with those of the Corporation’s shareholders under which the Committee could recommend the issuance of stock options, restricted stock (generally performance-based, requiring the achievement of specific goals primarily tied to the Corporation’s long-term strategic plan) and other long term equity compensation (subject to subsequent full Board of Directors approval).  In addition, the Corporation provides a Supplemental Executive Retirement Plan and employment contracts to certain executive officers.

As further described herein, certain elements of the Corporation’s executive compensation program are affected by the Corporation’s participation in the TARP Capital Purchase Program.  Those restrictions and limitations will generally continue to apply during the time that the Department of the Treasury continues to hold the Series A Preferred Stock issued in February 2009.

3.  Elements of Compensation

Base Salary

The objective of base salary is to reflect job duties, inherent value of the executive to the Corporation, and performance of the executive considering market competitiveness.

The Committee has and continues to rely, in large part, on the Mosteller Report to determine base salary for the Tier 1 Executives.  The amount of any increase in the base salaries from year to year and the base salaries are evaluated by the Committee using a number of factors, including the following:

●	Requirements and responsibilities of the position along with, if available, salary norms for executives in comparable positions at peers;

●	Expertise of the individual executive;

●	Market competition for services of similar executives;

●	Advice from Mosteller and Associates, and any other third-party advisor that the Committee may engage; and

●	Recommendations of the Chief Executive Officer (except with respect to his own compensation).

Base salaries are generally reviewed annually, with third-party analysis performed generally every two to three years.  The most recent third-party analysis of base salaries was performed by Mosteller and Associates commencing in the second quarter of 2009 and resulting in the issuance of the Mosteller Report (referenced above).

For 2012, the Committee elected not to increase the base salaries of, and not to award any cash or other bonuses or grant any long-term equity based compensation to, the Corporation’s named executive officers, except for Robert Kuehl when he was appointed as Chief Administrative Officer of the Corporation in July 2012 and Michael Thompson when he was appointed as Chief Financial Officer of the Corporation in September 2012.

Performance-Based Bonus Plan

The Corporation’s objective under the Performance-Based Bonus Plan (“Bonus Plan”) is to ensure that executive officers and staff are focused on profitability. The Committee has shifted its emphasis on payouts under the Bonus Plan to the attainment of the long-term strategic objectives of the Corporation as approved by the board of directors, which are updated at least annually.  As a result, the Committee intends that executive incentive compensation be tied to the attainment of those strategic objectives as well as the attainment of specific individual milestones in connection with the attainment of such strategic objectives and that, generally, and that the award of performance-based incentive compensation will be suspended until the Corporation returns to profitability.  The Committee reserves the right, however, to recommend to the independent directors an award for exceptional performance in individual circumstances.

For 2012, there were no payments made to any employee, including any of the named executives, under the Bonus Plan or otherwise.  In addition, as previously noted, during any time that the Corporation is participating in the TARP Capital Purchase Program, the Corporation would be prohibited from making any bonus payments to its five most highly compensated employees other than in long-term restricted stock.  For 2012, the Committee did not recommend the issuance of any long-term restricted stock to any employee in lieu of payments under the Bonus Plan.

Long-term Incentive Compensation (Equity-based Plan)

The long-term incentive program, which is an equity-based omnibus long-term incentive plan approved by shareholders in 2007 (the “LTIP”), permits a periodic award, generally intended to be annual, to the named executive officers and other key staff members.  The chief program objective is to align executive officer compensation over a multi-year period directly with the interests of shareholders by rewarding the creation and preservation of long-term shareholder value.  In addition to providing for the issuance of incentive and nonqualified stock options, the LTIP contains a restricted stock component, which over the life of the LTIP may not exceed 250,000 shares of the 1,000,000 total shares authorized under the LTIP.  A restricted stock award is an award of common stock that is subject to restrictions on transfer until certain vesting requirements are satisfied, which may include one or more performance goals set by the Committee.  The Committee recommends, subject to board of directors approval, the terms and conditions of each restricted stock award.  By permitting the use of vesting provisions and performance criteria for awards, the program is intended to encourage executive officers to create and maintain stock value, while also providing an incentive to continue employment with the Corporation, thus helping the Corporation to retain talented, motivated and forward-thinking executives.

Under the LTIP, if a participant terminates employment or service due to death, disability, retirement, or is involuntarily terminated other than for cause, the participant may exercise a vested stock option at any time within five years after such termination (unless a shorter time period is provided in the grant agreement), up to the expiration date of the term of such stock option.  If a participant voluntarily terminates employment or service (other than by reason of retirement), the participant may exercise a vested stock option at any time within three months after such termination (unless a shorter time period is provided in the grant agreement), up to the expiration date of the term of such stock option.  If a participant’s termination is for cause, the participant forfeits all outstanding stock options.  The board of directors also has the ability to terminate outstanding stock options if the board of directors determines that the participant has engaged in a “harmful activity” in relation to the Corporation (generally, certain unauthorized uses of confidential information or the solicitation of employees or customers during or for a period of six months following employment).

The exercise or strike price for a stock option under the LTIP is set at fair market value, defined as the closing trading price for the Corporation’s stock on the NASDAQ Stock Market on the date of grant.  The Corporation will not grant stock options with exercise prices below fair market value.  The Corporation will not reduce the exercise price of outstanding options below the fair market value exercise price that was set at the original time of grant.

No shares of restricted stock were granted under the LTIP to any participant, including the Tier 1 Executives, during 2012, 2011 or 2010.

No stock options were granted under the LTIP to any participant, including the Tier 1 Executives during 2012, 2011 and 2010.

Supplemental Executive Retirement Plan

The Corporation maintains a non-contributory, non-qualified, defined benefit pension plan commonly known as a Supplemental Executive Retirement Plan or SERP.  Twenty-six persons are currently participants in the SERP of which eleven are active employees and the remaining fifteen are either retired or no longer employed.  The SERP is a non-qualified, defined benefit plan.  The Committee selects key employees to participate in the SERP based on their perceived value to the Corporation, their position and labor market competition for individuals in similar job positions and similar talent.  Messrs. Tabas, McSwiggan and Stempel participate in the SERP and due to their retirements in 2012, will receive benefits in 2013.  The SERP provides retirement benefits under trust contracts, funded by death benefits payable under corporate owned and bank owned life insurance contracts.  For additional information, please see the information under the caption “Retirement Plans.”

4.  Compliance with Current Treasury Programs on Executive Compensation

In connection with our issuance to the United States Department of the Treasury (“Treasury”) of Series A Preferred Stock and an accompanying warrant on February 20, 2009, we agreed that our compensation, bonus, incentive and other benefit plans, arrangements and agreements, including severance and employment agreements, will comply with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and applicable guidance or regulations issued by the Secretary of the Treasury. Those restrictions include, among other things, limits on compensation to exclude incentives for “senior executive officers,” as defined below, to take unnecessary and excessive risks that threaten the value of the institution receiving funds made available by the Treasury under the Capital Purchase Program or any other obligation arising from financial assistance provided under the TARP created by the EESA during the period while any TARP obligation remains outstanding.

Under the EESA, the applicable executive compensation restrictions apply in 2012 to the compensation of our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated executive officers (collectively, the “senior executive officers”). In some cases, as a result of the passage of the American Recovery and Reinvestment Act of 2009 discussed below, the executive compensation restrictions may also apply to certain non-senior executive officers. In addition, in connection with the issuance of the Series A Preferred Stock to Treasury, each of the senior executive officers and certain other employees were required to execute a waiver of any claim against Treasury or the Corporation for any changes to such person’s compensation or benefits that are required to comply with Treasury regulations.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA amended Section 111(b) of the EESA in its entirety.  The ARRA had significant implications on the compensation arrangements of institutions, such as the Corporation, which accepted government funds under the Capital Purchase Program or other assistance under TARP. The ARRA directs the Secretary of the Treasury to establish standards and promulgate regulations on executive compensation practices of TARP Capital Purchase Program recipients, which generally had the effect of restricting program participants’ compensation practices. The ARRA’s restrictions apply to the Corporation, its compensation policies and its executive officers and certain other highly compensated employees in several ways, including the following:

●
Bonuses and Incentive Compensation: The Corporation is generally prohibited from paying or accruing certain bonus, retention award or incentive compensation to certain highly compensated employees. This restriction applies to the Corporation’s five most highly compensated employees (or such higher number as the Secretary of the Treasury may determine is in the public interest).  The statute also permits bonus, retention or incentive compensation paid to subject employees in the form of restricted stock provided that: the vesting period is a minimum of two years; the restricted stock does not fully vest during the period in which Treasury retains its investment (for each 25% of total assistance repaid, 25% of the award may become vested); and the amount of restricted stock granted is not greater than 1/3 of the total amount of annual compensation of the employee receiving the restricted stock.  The Corporation is generally prohibited from paying or accruing any bonus, retention award, or incentive compensation to the Corporation’s five most highly compensated employees (whether or not they are also executive officers).

●
Severance Payments: The TARP Capital Purchase Program previously imposed limitations on the ability of the Corporation to make “golden parachute payments” to the Corporation’s top five senior executive officers (i.e., an individual who is the CEO, CFO, or one of the next three most highly compensated executive officers, who are identified in the Corporation’s Annual Report or Proxy Statement for a given year, reporting compensation for the immediately preceding fiscal year). The ARRA expanded the application of the golden parachute limitations to the next five most highly compensated employees of the Corporation. A “golden parachute payment” includes any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.  It includes the acceleration of vesting of equity awards or other compensation.  A golden parachute payment does not include certain payments from qualified or similar plans; for current or prior services that would be made regardless of whether the employee departs; or from welfare benefit plans and deferred compensation plans if specific requirements are satisfied.

●
Clawbacks: The ARRA requires recipients to recover (or “clawback”) any bonus, retention award, or incentive compensation paid to any one of its top five senior executive officers or to any of the next five most highly compensated employees and its next 20 most highly compensated employees based on statements of earnings, revenues, gains, or other criteria that are later found to be based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Furthermore, the ARRA requires the Secretary of the Treasury to review bonuses, retention awards and other compensation paid to the senior executive officers and the next 20 most highly compensated employees to determine whether such payments were consistent with the purposes of the EESA, the ARRA, and TARP Capital Purchase Program and in the public interest. The Corporation is required to exercise its claw-back rights except in limited circumstances.

●	Anti-Manipulation. The ARRA prohibits any compensation plan that would encourage manipulation of reported earnings to enhance the compensation of any of the Corporation’s employees.

●
No Gross-Ups.  The Corporation is prohibited from providing any gross-ups to its senior executive officers and next 20 most highly compensated employees. For this purpose, a “gross-up” is defined as any reimbursement for taxes owed with respect to any compensation, other than certain payments under a tax equalization agreement.

The ARRA also affects certain other executive compensation policies and practices:

●
The Corporation’s Chief Executive Officer and Chief Financial Officer are required to provide a written certification to the SEC of compliance with the executive compensation restrictions described in the EESA, as modified by the ARRA.

●
The Board of Directors enacted a company-wide policy regarding excessive or luxury expenditures on October 21, 2009. This includes policies on entertainment, events, office and facility renovations, air and other travel and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or other similar measures conducted in the normal course of business. The Corporation’s excessive and luxury expenditures policy is posted on its website at www.royalbankamerica.com under the heading “Regulatory Filings” located on the “Investor Relations” page.

●
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

●
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

The compensation awarded to, earned by or paid to employees of the Corporation, including the named executive officers, for 2012 was subject to and complied with the requirements applicable to participants in the TARP Capital Purchase Program.

In connection with our participation in the Capital Purchase Program, the Compensation Committee of the Board of Directors discussed, evaluated, and reviewed with the Corporation’s Senior Risk Officer all of the Corporation’s employee compensation programs in light of the risks posed to the Corporation by such programs and how to limit such risks and to assess whether any aspect of these programs would encourage any of our employees to manipulate reported earnings to enhance their compensation. The Compensation Committee of the board of directors also discussed, evaluated, and reviewed with the Corporation’s Senior Risk Officer all of the compensation programs in which the named executive officers participate to assess whether any aspect of these programs would encourage any of our named executive officers to take any unnecessary or excessive risks that could threaten the value of the Corporation.  The Compensation Committee met with the Corporation’s Senior Risk Officer on June 27, 2012 and December 19, 2012 with respect to the foregoing.

At the end of this review, the Compensation Committee concluded that none of our current compensation programs for our named executive officers encourage excessive and unnecessary risk-taking that would threaten the value of the Corporation and that none of our employee compensation programs pose any unnecessary risks to the Corporation or encourage the manipulation of earnings to enhance the compensation of our employees. A summary of the Compensation Committee’s rationale for this conclusion for each compensation program is set forth below.

Compensation Program	Reason Why Program Does Not Encourage Excessive and Unnecessary Risk or the Manipulation of Earnings

Base Salary and Health and Welfare Benefits	●	Compensation levels are generally fixed for these programs and changes are primarily driven by comparisons to peers. Current compensation levels are comparable to or below our peers.
	●	While increases in base salary may result from individual performance, the Corporation’s overall performance and salaries paid by peers are primarily considered before granting such an increase.

SERP	●
Long vesting periods discourage our employees from engaging in activities that could result in their termination, including activities that pose excessive and unnecessary risks to the Corporation’s value.

	●	Caps exist on the amounts distributed.

Performance-Based Bonus Plan	●	Awards are subject to recovery by the Corporation in the event the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.
	●	This Plan has been suspended until profitability improves.
	●	ARRA prohibits bonus payments to the five most highly compensated employees.
	●	Awards are subject to forfeiture in the event of unethical behavior.

Long-Term Incentive Compensation Plan (Equity Based)	●	Awards are subject to recovery by the Corporation in the event the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.
	●	Vesting schedules can be matched to align with timetables for Corporation’s long-term goals.
	●	The five most highly compensated employees are not eligible to receive stock options under ARRA.
	●	The size and the vesting of any restricted stock awards to the Corporation’s five most highly compensated employees are restricted under ARRA.
	●	No awards were made under Plan for 2012.

III. Director Compensation

Similar to executive officers and staff, the Corporation desires to attract and retain talented, motivated and competent directors for its board of directors.  The Corporation has established key objectives for board compensation of encouraging longevity and attendance at meetings. To facilitate this, the Corporation has designed compensation and long-term incentives for its board members. Please see the below “Director Compensation Table” section for more information and narrative.

IV. Tables and other narrative disclosures

Summary Compensation Table

Below is the “Summary Compensation Table” for the principal executive officer, the principal financial officer, two other most highly compensated executive officers serving at the end of 2012, and one other former executive officer who retired during 2012.

Summary Compensation Table
							Change In Pension Value
						Non -Equity	and Nonqualified	All Other
				Stock	Option	Incentive Plan	Deferred Compensation	Compensation	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($) (1)	($)	($) (2)	($) (3)	($)

Robert R. Tabas	2012	256,750	-	-	-	-	389,042	110	945,902
Principal Executive Officer	2011	256,750	-	-	-	-	120,051	2,500	379,301
Chairman and CEO (4)	2010	256,750	-	-	-	-	(266,787)	-	(10,037)

James J. McSwiggan	2012	197,616	-	-	-	-	426,205	186,523	810,344
President and COO (5)	2011	367,000	-	-	-	-	256,077	2,500	625,577
	2010	367,000	-	-	-	-	(185,925)	-	181,075

Murray Stempel III	2012	225,560	-	-	-	-	625,732	110	851,402
Vice Chairman (6)	2011	225,560	-	-	-	-	147,167	2,500	375,227
	2010	225,560	-	-	-	-	(280,463)	-	(54,903)

Robert A. Kuehl	2012	229,260	-	-	-	-	-	110	229,370
Chief Administrative Officer (7)	2011	206,000	-	-	-	-	-	2,500	208,500
	2010	200,049	-	-	-	-	-	-	200,049

Michael S. Thompson	2012	180,000	-	-	-	-	-	31,666	211,666
Principal Finanical Officer
Chief Financial Officer (8)

(1)
Amounts calculated using the provisions of Financial Accounting Standards Codification Topic 718.  Amounts represent the aggregate grant date fair value of stock options and restricted stock awards made during the applicable fiscal year.  The assumptions used in the calculation of these amounts are included in Note 16 “Stock Compensation Plans” in the “Notes to Consolidated Financial Statements” included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(2)
The Corporation’s non-qualified deferred compensation plan provides retirement benefits that are based upon years of service and the employee’s compensation. The increase in value reflects the increase in number of years of service in 2012 and the change in the discount rate. See Note 16 “Pension Plans” within the Annual Report on Form 10-K.

(3)	Please see the table below for a breakdown of the terms and amounts comprising All Other Compensation.
(4)
Mr. Tabas served as Chairman and Chief Executive Officer of the Corporation during 2012 and until the appointment of F. Kevin Tylus as President and Chief Executive Officer of the Corporation on February 20, 2013.  Mr. Tabas also served Chairman and Chief Executive Officer of Royal Bank America until the appointment of F. Kevin Tylus as President and Chief Executive Officer of the Bank on December 18, 2012.  Mr. Tabas continues to serve as Chairman and a director of both the Corporation and Royal Bank America.

(5)
Mr. McSwiggan retired effective June 30, 2012.  In connection with his retirement, Mr. McSwiggan and the Corporation entered into a six-month consulting agreement effective July 1, 2012.  Amounts paid to Mr. McSwiggan under his consulting agreement from July 1, 2012 to December 31, 2012 are included under the column All Other Compensation.

(6)
Mr. Stempel served as Vice Chairman of the Corporation and Royal Bank America until his retirement from that position on December 31, 2012.  Mr. Stempel continues to serve as a director of the Corporation and Royal Bank America.

(7)	Mr. Kuehl served as the Chief Financial Officer of the Corporation and the Bank until September 2012 when he was appointed Chief Administrative Officer of the Corporation and Royal Bank America.
(8)	Mr. Thompson served as the Corporation’s Chief Accounting Officer until September 2012 when he was appointed Chief Financial Officer of the Corporation and the Bank.

           The following table sets forth information identifying the items and amounts that comprise All Other Compensation reflected in the “Summary Compensation Table” above.

Components of All Other Compensation
			401 (k)
		Automobile	Employer	Director	Club dues	Other
		Benefit	Contribution	Fees	Allowance	Compensation	Total
Name	Year	($) (1)	($)	($)	($)	($) (2)	($)

Robert R. Tabas	2012	-	110	-	-	-	110
	2011	-	2,500	-	-	-	2,500
	2010	-	-	-	-	-	-

James J. McSwiggan	2012	-	-	-	-	186,523	186,523
	2011	-	2,500	-	-	-	2,500
	2010	-	-	-	-		-

Murray Stempel III	2012	-	110	-	-	-	110
	2011	-	2,500	-	-	-	2,500
	2010	-	-	-	-	-	-

Robert A. Kuehl	2012	-	110	-	-	-	110
	2011	-	2,500	-	-	-	2,500
	2010	-	-	-	-	-	-

Michael S. Thompson	2012	4,783	110	-	-	26,773	31,666

(1)	For Mr. Thompson, the Automobile Benefit reflects the value of the benefit for the use of a company owned vehicle.
(2)
For Mr. McSwiggan, the Other Compensation reflects the fees received as a resulting of a consulting agreement following his retirement on June 30, 2012 and the payout of unused PTO.  For Mr. Thompson, the Other Compensation reflects a retention payment and previously unpaid PTO.

The table does not include benefits provided all employees under plans such as medical health coverage, disability coverage, life insurance and benefits made available under cafeteria plans.

Grants of Plan-Based Awards- 2012

Management of the Corporation utilizes input from professional advisors, publications and similar sources in determining practices and terms of the LTIP to develop recommendations to the Committee.  This would also include recommending new key staff as participants in the LTIP.  Management may also from time to time give the Committee input on the aggregate amount of options and/or restricted stock to be awarded under the LTIP during a fiscal year, and changes to award allocation methods.  Management does not make any recommendation on awards for the Chief Executive Officer.  The Committee then takes the input from management and consults with its compensation consultant, Mosteller and Associates, and other advisors in formulating the Committee’s recommendation to the independent directors for the adoption of any plan changes, allocation changes or awards of stock options and or restricted stock. In general, any actions that the Committee takes with respect to the grants of awards and the terms and conditions of such awards and the modification thereof are subject to the review and approval by the full board.  The grants are issued on the date the board of directors provides its approval after considering the Committee’s recommendation.

There were no grants of stock options to the named executive officers during 2012.

Outstanding Equity Awards Table

The table that follows provides information on outstanding stock options awarded to the named executives as of December 31, 2012.  Each stock option grant vests ratably 20% per year beginning on the first anniversary of the grant date.  Each restricted stock award vests three years from the grant date.

Outstanding Equity Awards Table

	Option Awards					Stock Awards
			Equity Incentive
			Plan Awards
	Number of	Number of	Number of			Number of	Market Value
	Securities	Securities	Securities			Shares or Units	of Shares or
	Underlying	Underlying	Underlying	Option		of Stock That	Units of Stock
	Unexercised	Unexercised	Unexercised	Exercise	Option	Have Not	That Have
Name and Principal	Options (#)	Options (#)	Unearned	Price	Expiration	Vested	Not Vested
Position	Exercisable	Unexercisable	Options(#)	($)	Date	(#)	($)

Robert R. Tabas	9,497	-	-	$18.27	04/21/13	-	$-
Principal Executive Officer	20,679	-	-	$22.38	04/22/14	-	$-
Chairman and CEO	9,333	-	-	$21.88	06/16/15	-	$-
	11,901	-	-	$21.78	06/29/16	-	$-
	5,486	-	-	$20.08	07/18/17	-	$-
	7,480	1,870	-	$4.50	10/07/18	-	$-

Murray Stempel, III	7,914	-	-	$18.27	04/21/13	-	$-
Vice Chairman	17,231	-	-	$22.38	04/22/14	-	$-
	7,779	-	-	$21.88	06/16/15	-	$-
	10,160	-	-	$21.78	06/29/16	-	$-
	4,600	-	-	$20.08	07/18/17	-	$-
	6,240	1,560	-	$4.50	10/07/18	-	$-

Robert A Kuehl	5,200	1,300	-	$4.50	10/07/18	-	$-
Chief Administrative Officer

Michael S. Thompson	975	-	-	$18.27	04/21/13	-	$-
Principal Financial Officer	2,219	-	-	$22.38	04/22/14	-	$-
Chief Financial Officer	2,022	-	-	$21.88	06/16/15	-	$-
	2,112	-	-	$21.78	06/29/16	-	$-
	1,109	-	-	$20.08	07/18/17	-	$-
	3,760	940	-	$4.50	10/07/18	-	$-

Option Exercises and Stock Vested Table

There were no stock options exercised by any of the named executive officers and no stock awards vested for any of the named executive officers during 2012.

Retirement Plans – Non-Qualified Deferred Compensation

In order to be competitive in the labor market for executive officers and other key staff, the Corporation provides retirement benefits under the SERP.  In addition to being competitive, offering the SERP helps meet the Corporation’s objective of retaining and attracting executive talent.

The SERP is a non-contributory, non-qualified, defined benefit pension plan.  This plan provides for retirement benefits to certain employees.  The SERP is unfunded, but death benefits payable under certain life insurance contracts which will reimburse the Corporation for retirement benefits paid to participants.

Benefits under the SERP are based on a percentage of the participant’s average highest consecutive three years base salary, and for certain executive officers 25% of the average of the performance bonus paid during the highest consecutive three years of base salary, multiplied by a percentage set for each class of participant.  Except for eleven employees who are vested in the SERP, any participant must be employed until retirement age to receive plan benefits.  Any participant who was added to the SERP on or after January 1, 2003 must have 10 consecutive years of service with the Corporation in order to be eligible for retirement benefits under the SERP.  Benefits payable under the SERP are limited by annual caps.  For the below chart, all of the persons named in the “Summary Compensation Table” are in Group 1. The caps and percentages applicable to each group are set forth below:

Class	Annual Cap		Percentage of Base	Percentage of Bonus

Group 1	$185,000	Base component	50%	25%
	$80,000	Bonus component

Group 2	$50,000		35%	0%

Group 3	$20,000		20%	0%

Retirement age under the SERP is 60 years of age.  Actuarial equivalent means with respect to a given benefit, any other benefit provided under the terms of the SERP which has the same present or equivalent value on the date the given benefit payment commences, based on the use of actuarial equivalent factors adopted by the Corporation and being used to value the SERP liabilities at the time of the calculation.  Actuarial equivalence was determined using a 4% annual interest rate and current IRS mortality tables. The Corporation has engaged a third-party administrator who provides any required actuarial services.

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

Using an average base salary of $198,133 and performance bonus of $141,782, which were derived from an average of the three highest consecutive years over a ten year period, Mr. Tabas would be entitled to a normal retirement benefit of 50% of $198,133, or $99,067 and 25% of $141,782, or $35,445.  The base salary cap of $185,000 and the performance bonus of $80,000 would not apply in this example.  In addition, as Mr. Tabas retired on December 31, 2012, plan rules require that the total benefit is reduced due to the Early Retirement Factor.  Therefore, the total annual benefit payable to Mr. Tabas is $98,345.

Using an average base salary of $236,500 and performance bonus of $192,419, which were derived from an average of the three highest consecutive years over a ten year period, Mr. McSwiggan would be entitled to a normal retirement benefit of 50% of $236,500, or $118,250 and 25% of $192,419, or $48,105.  The base salary cap of $185,000 and the performance bonus of $80,000 would not apply in this example. In addition, as Mr. McSwiggan retired on June 30, 2012, plan rules require that the total benefit is reduced due to the Early Retirement Factor.  Therefore, the total annual benefit payable to Mr. McSwiggan is $120,412.

Using an average base salary of $166,500 and performance bonus of $139,473, which were derived from an average of the three highest consecutive years over a ten year period, Mr. Stempel would be entitled to a normal retirement benefit of 50% of $166,500 or $83,250 and 25% of $139,473 or $34,868.  The base salary cap of $185,000 and the performance bonus of $80,000 would not apply in this example. In addition, as Mr. Stempel retired on December 31, 2012, plan rules require that the total benefit is reduced due to the Early Retirement Factor.  Therefore, the total annual benefit payable to Mr. Stempel is $91,735.

The preceding describes the actual annual retirement benefits that will be paid under the SERP to the named executives since each of them have retired.  As of December 31, 2012, Mr. Thompson and Mr. Kuehl were not participants in the Corporation’s SERP.

The non-qualified deferred Compensation table presented on the next page is the aggregate amount of the present value accruals from the date the named executive became a participant in the SERP through December 31, 2012.

Non- Qualified Deferred Compensation Table
Name and Principal Position	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Robert R. Tabas	Royal Bank America	26	$1,700,108	$-
Principal Executive Officer	Supplemental Executive Retirement Plan
Chairman and CEO

James J. McSwiggan	Royal Bank America	21	$2,095,590	$-
President and COO	Supplemental Executive Retirement Plan

Murray Stempel, III	Royal Bank America	19	$1,555,131	$-
Vice Chairman	Supplemental Executive Retirement Plan

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

Other Potential Post-Employment Payments

On February 20, 2009, the Corporation sold preferred stock to the Treasury under the TARP Capital Purchase Program.  As a result, pursuant to Section 111 of the EESA, the Corporation is prohibited from making any payments or accelerating any vesting with respect to the named executive officers and any of next five most highly compensated employees in connection with a separation from service or change in control (except for payments on account of death or disability or for services performed or benefits accrued) during the period in which any obligation arising from the sale of securities to Treasury remains outstanding.  In addition, as described in more detail in the “Compensation Discussion and Analysis,” the Corporation’s participation in the TARP Capital Purchase Program may prohibit the named executive officers from participating in the Corporation’s bonus and incentive programs as set forth in their employment contracts.

If the Corporation’s obligations to Treasury were no longer outstanding, following a Change in Control as defined in the Corporation’s equity compensation plans, all outstanding unvested stock options held by named executive officers would immediately vest.  The Corporation does not presently have any other employment or change in control agreements that would result in potential post-employment payment obligations for the named executive officers.

Director Compensation Table

Director compensation is based on analysis conducted by the Corporation’s management and the Committee, and focuses on director compensation practices of its peers, especially those peers of similar asset size as the Corporation.  Fees paid to non-employee board members are as follows:

a)	Annual retainer of $10,000 (This retainer is paid quarterly. Should a board member miss three meetings during a calendar year, any unpaid quarterly retainer is forfeited.); and

b)	A board meeting attendance fee of $1,250 per meeting (The board member must be present in person at the meeting in order to be entitled to receive the fee).

In previous years, board members received annual grants of stock options.  The exercise price for each option grant is set in the same manner as the Option Plan, detailed above.  However, no stock options have been granted for board service since 2008.

In addition, fees are paid to sub-committees of the board.  The Chair of the respective sub-committee may also be paid a fee different from non-Chair sub-committee members.  The principal committees and sub-committees of the board are the (i) Executive Loan Committee; (ii) Audit Committee; (iii) Compensation Committee; (iv) Investment Committee; (v) Nominating and Governance Committee; (vi) and Special Assets Committee.   Independent directors also receive fees for meetings of the independent directors which they attend.  With the exception of the Chair of the Audit Committee, the presiding director for the independent directors meetings and the Chair of the Compensation Committee, each outside director is paid $500 per committee meeting. Outside directors are compensated at the reduced per meeting rates of $300 for teleconference committee meetings and $400 for web-based meetings. The Chair of the Audit Committee is paid $750 per meeting, plus a monthly retainer of $1,000. The Lead Independent Director is paid a monthly retainer of $1,500.  The presiding director for meetings of the independent directors is paid $750 per meeting.

The following table provides information on payments made to all outside directors by the Corporation and subsidiaries during 2012.

Director Compensation Table

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Director Name	($)	($) (1)	($) (1)	($)	($)	($)	($)

Edward F. Bradley	$57,650	$-	$-	$-	$-	$-	$57,650
William R. Hartman	$58,100	$-	$-	$-	$-	$-	$58,100
Wayne R. Huey, Jr.	$13,300	$-	$-	$-	$-	$-	$13,300
Anthony J. Micale (2)	$29,717	$-	$-	$-	$-	$-	$29,717
Michael J. Piracci	$38,150	$-	$-	$-	$-	$-	$38,150
Jay H. Shah (3)	$7,100	$-	$-	$-	$-	$-	$7,100
Linda Tabas Stempel	$28,000	$-	$-	$-	$-	$-	$28,000
Edward B. Tepper	$42,500	$-	$-	$-	$-	$-	$42,500
Gerard M. Thomchick	$38,250	$-	$-	$-	$-	$-	$38,250
Howard Wurzak	$39,950	$-	$-	$-	$-	$-	$39,950

(1)	No stock awards or stock options were made during 2012.
(2)	Mr. Micale’s service as a director ended in August of 2012 due to his resignation.
(3)	Mr. Shah’s service as a director ended in March of 2012 due to his resignation.

Outstanding Stock Options Held by Directors

The following table provides information on total outstanding stock options held by outside directors under the Director Plan at March 31, 2013:

Director Stock Options Table
Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised
	Unexercised	Unexercised	Options (#)
	Options (#)	Options (#)	Total
Director Name	Exercisable	Unexercisable	Outstanding

Edward F. Bradley	-	-	-
William R. Hartman	-	-	-
Wayne R. Huey, Jr.	-	-	-
Michael J. Piracci	-	-	-
Linda Tabas Stempel	8,069	-	8,069
Edward B. Tepper	9,739	-	9,739
Gerard M. Thomchick	-	-	-
Howard Wurzak	9,739	-	9,739

Compensation Committee Interlocks and Insider Participation

No member of the board of directors who served on the Compensation Committee during the fiscal year 2012 was an officer or employee of the Corporation or any if its subsidiaries. None of our executive officers serves as a member of the board of directors or Compensation Committee of any other entity that has one or more of its executive officers serving on our board of directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with management, and, based upon such review and discussion, has recommended to the Board of Directors that Compensation and Discussion and Analysis be included in this proxy statement and the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Additionally, the Compensation Committee certifies that as a participant in the U.S. Treasury’s TARP Capital Purchase Program:

1)   It has reviewed with the senior risk officer the senior executive officer (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Corporation;

2)  It has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Corporation; and

3)  It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation to enhance the compensation of any employee.

Submitted by the Compensation Committee of the Corporation’s board of directors:

Edward B. Tepper, Chairman
William R. Hartman
Gerard M. Thomchick

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

Information concerning the directors of the Corporation, including the three persons nominated for election to the board of directors as Class II directors at the meeting, the eight continuing directors and the executive officers of the Corporation and all directors and officers as a group, is set forth in the following table, including the number of shares of common stock of the Corporation beneficially owned, as of March 31, 2013, by each of them.  The table includes options exercisable within 60 days of March 31, 2013, stock options unexercised but currently exercisable, and stock beneficially owned. Unless otherwise indicated in a footnote, shares reported in this table are owned directly by the reporting person and such person holds sole voting and investment power with respect to such shares.  The percent of class assumes all options exercisable within 60 days of March 31, 2013, have been exercised and, therefore, on a pro forma basis, 11,119,551 shares of Class A common Stock would be outstanding.  The information is furnished as of March 31, 2013, on which date 2,020,449 Class B shares were issued and outstanding.

			Class A Shares		Class B Shares
		Director	Beneficially	Percent of	Beneficially	Percent of
Name	Age	Since	Owned	Class	Owned	Class

Class I Directors
Edward F. Bradley	69	2008	20,000	0.18%	-	0.00%
Linda Tabas Stempel (1) (2) (3) (4)	61	2003	688,030	6.19%	-	0.00%
Howard Wurzak (2)	58	1987	708,510	6.37%	-	0.00%
Class II Director Nominees
William R. Hartman	64	2011	5,000	0.04%	-	0.00%
Murray Stempel, III (2) (4)	58	1997	737,175	6.63%	-	0.00%
Robert R. Tabas (1) (2) (5)	57	1988	732,937	6.59%	6,503	0.32%
Class III Directors
F. Kevin Tylus	58	2013	16,667	0.15%	-	0.00%
Michael J. Piracci	67	2010	-	0.00%	-	0.00%
Edward B. Tepper	74	1986	41,171	0.37%	13	0.00%
Other Directors (6)
Wayne R. Huey, Jr.	68	2011	10,000	0.09%	-
Gerard M. Thomchick	57	2011	-	0.00%	-	0.00%

Non-Director Executive Officer
Robert A. Kuehl (7)	64	N/A	8,200	0.07%	-	0.00%
Michael S. Thompson (8)	41	N/A	12,997	0.12%	-	0.00%

All directors and executive officers as a group (13 persons) and Daniel M. Tabas Trust (9)			2,300,726	20.69%	1,127,295	55.79%

(1)
Linda Tabas Stempel, Robert R. Tabas and Nicholas Randazzo share voting and dispositive control over 1,120,779 shares of Class B common stock held in the Daniel M. Tabas Trust. These shares are not included in the share ownership reported in this table for Ms. Stempel or for Mr. Tabas (See footnote (1) on page 3).

(2)
Robert R. Tabas, Murray Stempel, III, Linda Tabas Stempel, Howard Wurzak and members of their immediate families and their affiliates, in the aggregate, own 2,186,691 shares of Class A common stock (19.69% of Class A) and 1,127,282 shares of Class B common stock (55.79% of Class B) or 26.27% of Class A assuming the full conversion of Class B common stock at a current conversion rate of 1.15 shares of Class A common stock for each share of Class B common stock.

(3)
Ms. Stempel disclaims beneficial interest in, and therefore the amount in the table above does not include, 249,650 Class A and 82,919 Class B shares held in the Linda Tabas Stempel Trust since she does not have voting or dispositive power over the shares.

(4)	Linda Tabas Stempel and Murray Stempel, III are married.
(5)
Mr. Tabas disclaims beneficial interest in, and therefore the amount in the table above does not include, 207,409 Class A shares and 76,180 Class B shares held in the Robert Tabas Trust since he does not have voting or dispositive power over the shares.

(6)
As a result of the Company missing the sixth quarterly dividend payment in November of 2010, the Treasury Department exercised its rights under the TARP Capital Purchase Program agreement and appointed two directors to the board of directors. Under the terms of the Series A Preferred Stock instrument issued to Treasury, these directors will serve as directors at a minimum until all accrued and unpaid dividends have been paid in full by the Company.

(7)	Mr. Kuehl served as the Corporation’s Chief Financial Officer from October 2008 until September 2012. Mr. Kuehl is currently the Corporation’s Chief Administrative Officer.
(8)	Mr. Thompson became the Corporation’s Chief Financial Officer in September 2012. Prior to September 2012, Mr. Thompson served as the Corporation’s Chief Accounting Officer.
(9)
The number of shares included in total for directors, officers and the Daniel Tabas Trust has been reduced by 679,961 shares to eliminate the same shares beneficially held by both Linda Tabas Stempel and her husband, Murray Stempel, III.

The information in the preceding table was furnished by the beneficial owners or their representatives and includes direct and indirect ownership.

For purposes of determining beneficial ownership of Class A common stock, we have assumed full conversion of Class B common stock to Class A common stock at the current conversion factor of 1.15 shares of Class A common stock for each share of Class B common stock.

PRINCIPAL SHAREHOLDERS

The following table shows as of March 31, 2013, the amount of outstanding common stock beneficially owned by each shareholder (including any “group” as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Corporation to be the beneficial owner of more than 5% of such stock.  Each share of Class A common stock is entitled to one vote per share.  Each share of Class B common stock is entitled to ten votes per share and may be converted into shares of Class A common stock at the current rate of 1.15 shares of Class A common stock for each share of Class B common stock.  Beneficial ownership is determined in accordance with applicable regulations of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  For purposes of the table set forth below and the table subsequent to “Information about Nominees, Continuing Directors and Executive Officers,” beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 31, 2013.  In addition, a person is deemed to beneficially own any stock for which he, directly or indirectly, through any contact, arrangement, understanding, relationship or otherwise has or shares voting or investment power.

Unless otherwise indicated in a footnote, shares reported in this table are owned directly by the reporting person.  The percent of class assumes all options exercisable within 60 days of March 31, 2013, have been exercised and, therefore, on a pro forma basis, 11,119,551 shares of Class A common stock would be outstanding, net of treasury stock.

	Class A Shares		Class B Shares
Name and Address of	Beneficially	Percent of	Beneficially	Percent of
Beneficial Owner	Owned	Class	Owned	Class

Daniel M. Tabas, Trust (1)	-	0.00%	1,120,779	55.47%
915 Montgomery Avenue
Narberth, PA 19072

Evelyn R. Tabas (2) (3)	1,576,460	14.18%	485,011	24.01%
543 Mulberry Lane
Narberth, PA 19072

Lee Evan Tabas (4)	1,086,115	9.77%	64,805	3.21%
355 W. Lancaster Avenue
Haverford, PA 19041

Carol Tabas (5)	641,601	5.77%	-	0.00%
39 Rosemont Lane
Pittsburgh, PA 15217

Susan Tabas Tepper (6)	604,995	5.44%	-	0.00%
717 Eagle Farm Road
Villanova, PA 19085

(1)	The trustees for the Daniel M. Tabas Trust are, Robert R. Tabas, Linda Tabas Stempel and Nicholas Randazzo, who as a group have voting rights and dispositive control of these shares.
(2)
The shares beneficially owned by Evelyn R. Tabas consist of: (a) 22,367 shares of Class A common stock owned and voted solely by Evelyn R. Tabas and 6,489 options currently exercisable to purchase shares of Class A common stock, (b) 284,564 Class A and 84,857 Class B shares in the Lee Tabas Trust, (c) 265,277 Class A and 82,647 Class B shares in the Susan Tabas Tepper Trust,  (d) 249,650 Class A and 82,919 Class B shares in the Linda Tabas Stempel Trust, (e) 239,947 Class A and 76,336 Class B shares in the Joanne Tabas Wurzak Trust, (f) 219,074 Class A and 82,041 Class B shares in the Carol Tabas Stofman Trust, and (g)  207,409 Class A and 76,180 Class B shares in the Robert R. Tabas Trust.

(3)	Evelyn R. Tabas has sole power to vote and dispose of 81,683 shares of Class A common stock and 31 shares Class B common stock from numerous custodial accounts and a trust for the Tabas grandchildren.
(4)
Based on a Schedule 13D filing on November 26, 2008, the shares beneficially owned by Lee Evan Tabas consist of: (a) 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for the Family of Lee E. Tabas from Evelyn R. Tabas of which he has sole voting power and dispositive power subject to the terms of the trust agreement; (b) 5,177 Class A and 58,887 Class B shares held by his wife, Nancy Freeman Tabas in her name over which she holds voting and dispositive power; (c) 282,461 Class A shares held by Lee Evan Tabas and Nancy Freeman Tabas as joint tenants in common; and (d) 193,482 Class A and 5,918 Class B shares owned collectively by the Samuel Bradford Tabas Trust, the Elizabeth Rebecca Tabas Trust, the Theodore Herschel Tabas Trust and the Melissa Tamara Tabas Trust. Samuel, Elizabeth, Theodore, and Melissa are the adult children of Lee and Nancy Tabas. Lee and Nancy Tabas share voting and dispositive power over the shares they hold jointly and for the shares held in the trusts in the names of their adult children. Lee Tabas disclaims beneficial interest in, and therefore the table does not include, 284,564 Class A and 84,857 Class B shares held in the Lee Evan Tabas Trust since he does not have voting or dispositive power over the shares.

(5)
The shares beneficially owned by Carol Tabas consist of 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for Carol Tabas from Evelyn R. Tabas of which she has sole voting and dispositive power subject to the terms of the trust agreement and 36,606 Class A shares in the Lily Ashley Stofman Trust of which she has sole voting power.

(6)
The shares beneficially owned by Susan Tabas Tepper consist of 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for Susan Tabas Tepper from Evelyn R. Tabas of which she has sole voting and dispositive power subject to the terms of the trust agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The board of directors determined that the following directors are not independent within the meaning of the NASDAQ listing standards: F. Kevin Tylus, President and Chief Executive Officer of the Corporation, Linda Tabas Stempel, Murray Stempel, III, Robert R. Tabas, Chairman of the Board, and Howard Wurzak, Chairman and CEO of the Wurzak Hotel Group. Due to an exemption as a “Controlled Company” under NASDAQ Rules, we are not required to meet certain NASDAQ independence standards for our Board of Directors. NASDAQ Rules define a “Controlled Company” as one in which more than 50% of the voting power is held by an individual, group or another company. As shown in the above stock ownership table, through its ownership of Class A and Class B common stock, the Daniel Tabas Trust and Evelyn R. Tabas control more than 50% of the voting power of the Corporation.  For more information regarding the familial relationships and the transactions considered, see “INFORMATION ABOUT NOMINEES, CONTINUING DIRECTORS AND EXECUTIVE OFFICERS” and “INTERESTS OF MANAGEMENT AND CERTAIN OTHERS IN CERTAIN TRANSACTIONS”.

            The board of directors has determined that a lending relationship resulting from a loan made by the Corporation’s wholly owned banking subsidiary, Royal Bank America, to a director would not affect the determination of independence if the loan complies with Regulation O under the federal banking laws.  The board of directors also determined that maintaining with the Corporation’s wholly owned banking subsidiary a deposit, savings or similar account by a director or any of the director’s affiliates would not affect the determination of independence if the account is maintained on the same terms and conditions as those available to similarly situated customers.  Additional categories or types of transactions or relationships considered by the board of directors regarding director independence include, but are not limited to: family relationships, existing significant consulting relationships, an existing commercial relationship between the director’s organization and the Corporation, or new business relationships that develop through board membership.

The independent directors meet regularly in executive session without management present.

Interest of Management and others in certain transactions

NASDAQ Marketplace Rule 4350(h) requires that we conduct an appropriate review of related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be approved by our Audit Committee or another independent body of the board of directors.

Our Code of Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to notify our Chief Executive Officer.  A conflict exists any time one faces a choice between what is in a person’s own personal interest (financial or otherwise) and the interest of the Corporation.  Prior to consideration, full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals in the transaction is required.

To identify related party transactions, each year, we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transaction with us or any of our subsidiaries in which the officer or director or their family members have an interest.

In the ordinary course of business, Royal Bank America, the Corporation’s wholly owned banking subsidiary, has had, and expects to have in the future, banking transactions with directors, officers of the Bank, principal shareholders of the Corporation and their associates which involve substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with other parties not related to the lender, and no more than the normal risk of collectability or other unfavorable features.

The largest aggregate amount of indebtedness to the Corporation and Royal Bank America during the year 2012, by all directors (as of December 31, 2012) and officers of the Corporation and Bank as a group, and their affiliates, was $1,408,388. The total of such outstanding loans at December 31, 2012, was $1,391,389 (including available funds not disbursed), representing 2.4% of shareholders’ equity in the Corporation. There are two fixed rate loans with interest rates between 5.00% and 6.00%. There are two floating rate loans based on prime; one loan is based on prime plus 75 basis points and the other loan is based on prime plus 100 basis points.

The Corporation has had and intends to have business transactions in the ordinary course of business with directors, officers and associates on comparable terms as those prevailing from time to time for other non-affiliated vendors of the Corporation.  During 2012, the Corporation used the services and banquet facilities of the Hilton Philadelphia Hotel for its board of directors meetings.  The Hilton Philadelphia Hotel complex is managed by Howard Wurzak and owned by Stout Road Hotel Development, 50% of which is owned by Evelyn R. Tabas and 50% of which is owned by the Daniel M. Tabas Trust.

A copy of our Code of Ethics is available on our website at www.royalbankamerica.com under “Regulatory Filings” link located under the “Investor Relations” page and any shareholder may obtain a printed copy of the Code of Ethics by writing to Investor Relations, Royal Bancshares of Pennsylvania, Inc., 732 Montgomery Avenue, Narberth, Pennsylvania 19072, or by calling Investor Relations at (610) 668-4700. There were no waivers of the provisions of our Code of Ethics for any director, senior financial officer or any other executive officer in 2012 or through the date of this proxy statement during 2013.  In the unlikely event that there is a waiver of our Code of Ethics, the waiver will be described on our website at www.royalbankamerica.com under the “Regulatory Filings” link located under the “Investor Relations” page.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Under the Audit Committee’s charter, the Committee is responsible for the selection of the Corporation’s independent registered public accounting firm.  The Committee also evaluates and monitors the auditors’ qualifications, performance and independence.  This evaluation includes a review and evaluation of the lead partner of the independent registered public accounting firm.  The Committee also takes into account the opinion of the Corporation’s management.  More can be learned about the Committee’s responsibility with the independent registered public accounting firm in the Committee’s charter, which is available on the Corporation’s website at www.royalbankamerica.com under the heading “Regulatory Filings” on the “Investor Relations” page.

Although ratification is not required by our Bylaws or otherwise, the board of directors is submitting the selection of ParenteBeard LLC to our shareholders for ratification because we value our shareholders’ views on the Corporation’s independent registered public accounting firm. If our shareholders fail to ratify the selection, it will be considered as notice to the Board of Directors and the Audit Committee to consider the selection of a different firm. Even if the selection is ratified, the Audit Committee in its discretion may select a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Corporation.

Representatives of ParenteBeard LLC will be present at the meeting to respond to appropriate questions.

The Audit Committee unanimously selected ParenteBeard LLC, as the Corporation’s independent registered public accounting firm for 2013, subject to shareholder ratification.

Audit Fees

Fees pertaining to services rendered to the Corporation and the Bank by ParenteBeard LLC during the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011

Audit fees	$307,000	$412,000
Audit related fees	12,000	15,000
Tax fees	61,000	47,455
All other fees	-	-

Total fees:	$380,000	$474,455

Audit Fees include fees billed (or estimated to be billed) for professional services rendered for the audit of the annual consolidated financial statements and fees billed for the review of financial statements, including expenses, included in the Corporation's Forms 10-K and 10-Q and services that are normally provided by ParenteBeard LLC for 2012 and for 2011 in connection with statutory and regulatory filings or engagements.

Audit Related Fees for 2012 and 2011 include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the Audit Fees section of the table above.  Audit Related Fees are related to audit of the Corporation's 401(k) Plan.

Tax Fees for 2012 and 2011 include fees billed for professional services rendered by ParenteBeard LLC for tax compliance, tax advice, and tax planning.  These services include review and preparation of the Corporation's federal and state tax returns.

The Audit Committee maintains a policy requiring that it pre-approves all audit and permitted non-audit services provided by ParenteBeard LLC.  All non-audit services provided in 2012 were pre-approved by the Audit Committee. The Audit Committee has considered whether, and determined that, the provision of the non-audit services reflected above is compatible with maintaining ParenteBeard LLC’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements

(a)(2)	List of Financial Schedules

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(a)(3)	Exhibits

The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K have been previously filed, are filed herewith, or are incorporated herein by reference to other filings.

See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ Michael S. Thompson
Michael S. Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)
April 30, 2013

Exhibit Index

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

10.8
Employment Agreement, dated June 1, 2008, between the Company, Royal Bank America and Robert A. Kuehl.*  (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 on Form 10-K/A filed on November 13, 2009.)

10.9	Royal Bank America Supplemental Executive Retirement Plan.* (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.10	SERP Participation Agreement, as amended — Robert Tabas.* (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.11	SERP Participation Agreement, as amended — James J. McSwiggan.* (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.12	SERP Participation Agreement, as amended — Murray Stempel.* (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

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

11.	Statement re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note 18, “Earnings Per Common Share”.)**

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note 15, “Regulatory Capital Requirements.”)**

21.	Subsidiaries of Registrant.**

23.	Consent of Independent Registered Public Accounting Firm.**

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.**

32.2	Section 1350 Certification of Principal Financial Officer.**

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.**

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.**

101	Interactive Data File**

*  Denotes compensation plan or arrangement.
** Previously filed.