Form 10-Q
period 2013-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2013-05-14
CIK 922487

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:   March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No. ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2013
$2.00 par value	10,933,150

Class B Common Stock	Outstanding at April 30, 2013
$0.10 par value	2,020,449

PART I – FINANCIAL STATEMENTS
Item 1.	Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS	(In thousands, except share data)
Cash and due from banks	$7,941	$10,621
Interest bearing deposits	13,312	18,181
Total cash and cash equivalents	21,253	28,802
Investment securities available-for-sale ("AFS”)	321,184	349,203
Other investment, at cost	2,250	2,250
Federal Home Loan Bank ("FHLB") stock	5,127	6,011
Loans and leases held for sale ("LHFS")	1,472	1,572
Loans and leases ("LHFI")	358,055	344,165
Less allowance for loan and lease losses	15,389	17,261
Net loans and leases	342,666	326,904
Bank owned life insurance	14,721	14,585
Accrued interest receivable	9,723	10,256
Other real estate owned ("OREO"), net	13,264	13,435
Premises and equipment, net	4,745	5,232
Other assets	14,973	15,466
Total assets	$751,378	$773,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$58,239	$58,531
Interest bearing	473,131	496,386
Total deposits	531,370	554,917
Long-term borrowings	108,221	108,333
Subordinated debentures	25,774	25,774
Accrued interest payable	4,411	3,760
Other liabilities	22,590	22,517
Total liabilities	692,366	715,301
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at March 31, 2013 and December 31, 2012	29,531	29,396
Class A common stock, par value $2.00 per share, authorized 20,000,000 shares; issued, 11,431,638 at March 31, 2013 and December 31, 2012, respectively	22,863	22,863
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,020,499 at March 31, 2013 and December 31, 2012, respectively	202	202
Additional paid in capital	126,294	126,287
Accumulated deficit	(117,097)	(117,080)
Accumulated other comprehensive income (loss)	157	(142)
Treasury stock - at cost, shares of Class A, 498,488 at March 31, 2013 and December 31, 2012	(6,971)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	54,979	54,555
Noncontrolling interest	4,033	3,860
Total equity	59,012	58,415
Total liabilities and shareholders’ equity	$751,378	$773,716

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months ended
	March 31,
(In thousands, except per share data)	2013	2012
Interest income
Loans and leases, including fees	$5,461	$6,817
Investment securities available-for-sale	1,284	1,980
Deposits in banks	7	9
Total Interest Income	6,752	8,806
Interest expense
Deposits	1,073	1,628
Short-term borrowings	-	293
Long-term borrowings	907	892
Total Interest Expense	1,980	2,813
Net Interest Income	4,772	5,993
(Credit) provision for loan and lease losses	(251)	84
Net Interest Income after (Credit) Provision for Loan and Lease Losses	5,023	5,909

Other income
Gain on sale of premises and equipment	676	-
Service charges and fees	313	301
Net gains (losses) on sales of other real estate owned	162	(138)
Income from bank owned life insurance	136	138
Net gains on the sale of AFS investment securities	45	139
Gains on sales of loans and leases	16	41
Other income	60	180
Total Other Income	1,408	661
Other expenses
Employee salaries and benefits	2,789	2,869
Professional and legal fees	660	1,004
Occupancy and equipment	570	549
OREO expenses and impairment	369	804
Pennsylvania shares tax	274	315
FDIC and state assessments	267	206
Loan collection expenses	136	(3)
Directors' fees	101	102
Impairment on loans held for sale	100	-
Restructuring charges	87	-
Department of Justice fine	-	1,600
Other operating expenses	787	621
Total Other Expenses	6,140	8,067
Income (Loss) Before Tax Expense (Benefit)	291	(1,497)
Income tax expense (benefit)	-	-
Net Income (Loss)	$291	$(1,497)
Less net income (loss) attributable to noncontrolling interest	$173	$(628)
Net income (loss) attributable to Royal Bancshares of Pennsylvania, Inc.	$118	$(869)
Less Preferred stock Series A accumulated dividend and accretion	$515	$506
Net loss available to common shareholders	$(397)	$(1,375)
Per common share data
Net loss – basic and diluted	$(0.03)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) - (unaudited)

	For the three months ended
	March 31,
(In thousands)	2013	2012
Net income (loss)	$291	$(1,497)
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized holding gains arising during period	235	364
Less reclassification adjustment for gains realized in net income (loss)1	30	90
Unrealized gains on investment securities	205	274
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization2	(94)	(51)
Other comprehensive income	299	325
Comprehensive income (loss)	$590	$(1,172)
Less comprehensive income (loss) attributable to noncontrolling interest	173	(628)
Comprehensive income (loss) attributable to Royal Bancshares of Pennsylvania, Inc.	$417	$(544)

The accompanying notes are an integral part of these consolidated financial statements.

1	Amounts are included in net gains on the sale of available for sale investment securities on the Consolidated Statements of Operations in total non-interest income.

2	Amounts are included in salaries and benefits on the Consolidated Statements of Operations in non-interest expense.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Three months ended March 31, 2013
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2013	$29,396	11,432	$22,863	2,020	$202	$126,287	$(117,080)	$(142)	$(6,971)	$3,860	$58,415
Net income							118			173	291
Other comprehensive income, net of reclassifications and taxes								299		-	299
Accretion of discount on preferred stock	135						(135)				-
Stock option expense						7					7
Balance March 31, 2013	$29,531	11,432	$22,863	2,020	$202	$126,294	$(117,097)	$157	$(6,971)	$4,033	$59,012

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Three months ended March 31,

(In thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$118	$(869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95	106
Stock compensation expense	7	14
(Credit) provision for loan and lease losses	(251)	84
Impairment charge for other real estate owned	12	53
DOJ Fine accrual	-	1,600
Net amortization of investment securities	1,448	1,317
Net accretion on loans	(62)	(66)
Net gains on sales of premises and equipment	(676)	-
Net (gains) losses on sales of other real estate	(162)	138
Proceeds from sales of loans and leases	123	3,831
Gains on sales of loans and leases	(16)	(41)
Net gains on sales of investment securities	(45)	(139)
Income from bank owned life insurance	(136)	(138)
Impairment on loans held for sale	100	-
Changes in assets and liabilities:
Decrease in accrued interest receivable	533	2,285
Decrease in other assets	493	695
Increase in accrued interest payable	651	818
Increase (decrease) increase in other liabilities	73	(1,094)
Net cash provided by operating activities	2,305	8,594
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale ("AFS") investment securities	37,311	39,958
Proceeds from sales of AFS investment securities	12,135	11,827
Purchase of AFS investment securities	(22,590)	(58,959)
Redemption of Federal Home Loan Bank stock	884	424
Net (increase) decrease in loans	(17,280)	5,865
Proceeds from the sales of premises and equipment	1,115	-
Purchase of premises and equipment	(47)	(60)
Proceeds from sales of foreclosed real estate	2,277	4,531
Net cash provided by investing activities	13,805	3,586
Cash flows from financing activities:
Decrease in demand and NOW accounts	(960)	(1,375)
(Decrease) increase in money market and savings accounts	(5,025)	719
(Decrease) increase in certificates of deposit	(17,562)	906
Repayments of short-term borrowings	-	(27,661)
Repayments of long-term borrowings	(112)	(112)
Proceeds from long-term borrowings	-	15,000
Net cash used in financing activities	(23,659)	(12,523)
Net decrease in cash and cash equivalents	(7,549)	(343)
Cash and cash equivalents at the beginning of the period	28,802	24,506
Cash and cash equivalents at the end of the period	$21,253	$24,163
Supplemental Disclosure
Interest paid	$1,329	$1,995
Transfers to other real estate owned	$1,956	$8,010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2012 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net loss for the periods presented herein as a result of reclassification.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which amends ASC Topic 210 “Balance Sheet”. Because of the significant differences in requirements under U.S. GAAP and IFRS, FASB and the International Accounting Standards Board (“IASB”) are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated comprehensive income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements.  ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a. The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
b. Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  For public companies ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2.	Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”). Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At March 31, 2013, based on capital levels calculated under regulatory accounting principles (“RAP”), Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 8.96% and 15.92%, respectively.  Please refer to “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements.

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

Significant Losses

Over the past five calendar years, the Company has recorded significant losses totaling $119.6 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on other real estate owned (“OREO”), credit related expenses and the establishment of a deferred tax valuation allowance.  For the first quarter of 2013, the Company recorded net income of $118,000 compared to a net loss of $869,000 for the comparable period in 2012. The quarter over quarter improvement was mainly related to $676,000 in gains on the sales of two premises, a $335,000 decline in provision for loan and lease losses and a decline of a $1.6 million accrual recorded in the first quarter of 2012 for a U.S. Department of Justice (“DOJ”) fine related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $960,000.  Partially offsetting these items was a $1.2 million reduction in net interest income.  In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  The Company’s deferred tax valuation allowance amounted to $39.6 million at March 31, 2013.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.

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

The Company had non-performing loans of $17.6 million and $23.0 million at March 31, 2013 and December 31, 2012, respectively.  The Company recorded $2.0 million in charge-offs for the first quarter of 2013 compared to $153,000 in charge-offs for the first quarter of 2012.  OREO balances were $13.3 million at March 31, 2013 and $13.4 million at December 31, 2012.

Royal Bank was successful in reducing net classified loans, which includes LHFS and OREO from $51.8 million at December 31, 2012 to $45.6 million at March 31, 2013.  Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $4.7 million at March 31, 2013 versus $4.6 million at December 31, 2012. Material advances on any classified or delinquent loan are to be approved by the Board of Directors and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. Royal Bank did not record other-than-temporary-impairment (“OTTI”) losses during the first quarter of 2013 or 2012.

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

Commercial real estate, multi-family and construction and land development loans held for investment were $221.8 million at March 31, 2013 comprising 62% of total loans compared to $216.1 million at December 31, 2012 comprising 63% of total loans.  Based on capital levels calculated under U.S. GAAP and RAP, Royal Bank does not have a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006. Please see discussion in “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements).

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels.  As discussed in “Note 8 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements, Royal Bank has an over collateralized delivery requirement of 105% with the FHLB as a result of the level of non-performing assets and the losses that have been experienced over the past five years.   The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of March 31, 2013, Royal Bank had $13.3 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at March 31, 2013, Royal Bank had $189.4 million in unpledged agency securities that were available to be pledged as collateral if needed and $20.0 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was $7.3 million at March 31, 2013, and was based on collateral pledged.

At March 31, 2013, the liquidity to deposits ratio was 44.2% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 34.2% compared to Royal Bank’s 10% policy target.  Borrowings were $108.2 million and $108.3 million at March 31, 2013 and December 31, 2012, respectively.

The Company also has unfunded pension plan obligations, which potentially could impact liquidity, of $16.8 million as of March 31, 2013 compared to $16.9 million at December 31, 2012.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of March 31, 2013, the Series A Preferred stock dividend in arrears was $6.3 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Please read “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements. As of March 31, 2013 the trust preferred interest payment in arrears was $2.6 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the liquidity position of Royal Bank. The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014.   After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.

At March 31, 2013, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2013 and the previous ten quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At March 31, 2013, based on capital levels calculated under RAP, Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 8.96% and 15.92%, respectively.

Department of Justice Investigation

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against CSC, RTL or both.  As a result, the Company accrued $2.0 million during 2012 for a DOJ fine relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which, as stated above, had been previously recognized in the Company’s consolidated financial statements.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

Additionally a number of lawsuits have been filed in the Superior Court of New Jersey against the former President of CSC and RTL, CSC, RTL, Royal Bancshares of Pennsylvania and certain other parties on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations. These lawsuits allege violations of the New Jersey Antitrust Act and unjust enrichment, and seek treble damages, attorney fees and injunctive relief.  CSC, RTL and Royal Bancshares removed these cases to the U.S. District Court for the District of New Jersey. On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as "In re New Jersey Tax Sale Certificates Antitrust Litigation".  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file a master complaint for the consolidated action.   On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.  As of the date of this filing Royal Bancshares and Royal Bank cannot reasonably estimate the possible loss or range of loss that may result from these actions or proceedings.

Company Plans and Strategy

The Company has enhanced the Board through the addition of experienced directors with diverse backgrounds. The newer members are comprised of the following: a former banking regulator with consulting experience, a former Chief Executive Officer (“CEO”) of a much larger financial institution who has bank turnaround experience, a former President of the lead bank within a larger financial institution (Treasury appointee), a former executive within the financial services industry (Treasury appointee) and a former senior partner of a public accounting firm.  During the first quarter of 2012, the Board elected a Lead Independent Director to further improve corporate governance by serving as a liaison between the Chairman of the Board, management, and the independent directors. During 2012, Royal Bank hired a new Chief Lending Officer (“CLO”) who has significant experience in commercial and consumer lending with a larger bank within the Philadelphia market. After announcing the retirements of the Company’s CEO and President during the second quarter of 2012, the Company’s Board conducted an executive search for a candidate for the combined role of President and CEO.  On December 18, 2012 the Company announced F. Kevin Tylus as President and CEO of Royal Bank.  On February 20, 2013, the Company announced that Mr. Tylus was appointed President, CEO and a Class III member of the Board of Directors of the Company.  Former CEO, Robert Tabas, remains as Chairman of the Board of Directors.

In order to meet the requirements in the previous Orders, the current MOU, and the Federal Reserve Agreement, management adopted a strategy to deleverage the balance sheet in order to maintain capital ratios at required regulatory minimums. The Board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the previous Orders and current MOU.  As a result, the Board and management have developed a contingency plan to maintain capital ratios at required levels which may include selling interest-earning assets. This strategy also assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.  The deleveraging was largely accomplished by the continued reduction of brokered deposits from $89.1 million at December 31, 2010 to $0 as of March 31, 2013.  In addition, borrowings were reduced by $46.7 million during the same period.  The Company’s strategic plan includes improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, and returning to profitability.

During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which has weighed heavily on earnings and was the largest contributing factor to the Company’s losses. While sustaining capital ratios above the required minimum, the Company has made progress in improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining liquidity. As a result of the decline in level of classified assets, there has been a corresponding reduction in the provision for loan and lease losses and the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets which has resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earnings assets and interest-bearing liabilities.  In the event further deleveraging is necessary to maintain the required capital levels, net interest income would be negatively impacted.

The Company is focused on transitioning Royal Bank into a more traditional community bank with the branches becoming selling centers and not just service centers.  Traditional consumer products such as home equity loans and a new mobile banking application are part of the expanded product offerings.  The Company is also evaluating the addition of fee-based business lines to complement and enhance existing services.  The Company has developed a management Profitability Improvement Plan (the “Plan”) to generate steady revenue growth, expense management and gain operational efficiencies. Specific initiatives of the Plan effectuated in the first quarter of 2013 focused on adjustments to personnel of the Company and discretionary expenses. These efforts, which included a 9% reduction in workforce and an annualized reduction of approximately 10% of discretionary expenses, were implemented and enhanced day-to-day operations and the ability of the Company to drive new revenue.  As a result of the reduction in workforce, the Company recorded an $87,000 restructuring charge directly related to one-time employee termination benefits.  The Company has reorganized and relocated certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish these objectives.  Additionally, the Company is currently developing a facilities rationalization plan as part of the overall strategic goal to return to profitability.   During the first quarter of 2013, the Company sold its storage facility site in Philadelphia and a building in Narberth that housed the training center.  The Company recorded gains of $676,000 as a result of these sales.  Additionally, in January 2013, Royal Bank consolidated the leased Henderson Road office between the King of Prussia and Bridgeport offices and retained the majority of the deposits.  During the third quarter of 2013, the Company will consolidate the 15th Street office into the Walnut Street office, which are both located in Center City Philadelphia.  The Company continues to review its retail footprint and will explore additional branch office relocations, consolidations or both.  The Company is also analyzing opportunities to move non-retail personnel into a centralized location.  The Company has targeted to have the Plan fully implemented by the end of 2013. Through the reorganizing of the Lending and Credit departments during the last half of 2012, Royal Bank was able to increase loans held for investment (“LHFI”) $13.9 million from $344.2 million at December 31, 2012 to $358.1 million at March 31, 2013. All of these plans are focused on repositioning the Company for 2013 and beyond.

Note 3.	Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2013 and December 31, 2012 are as follows:

As of March 31, 2013		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
U.S. government agencies	$69,358	$92	$(77)	$-	$69,373
Mortgage-backed securities-residential	31,653	573	(61)	-	32,165
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	196,521	4,844	(378)	-	200,987
Non-agency	874	30	-	-	904
Corporate bonds	7,868	70	(49)	-	7,889
Municipal bonds	5,640	1	(47)	-	5,594
Other securities	3,673	695	(143)	-	4,225
Common stocks	33	14	-	-	47
Total available for sale	$315,620	$6,319	$(755)	$-	$321,184

As of December 31, 2012		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
U.S. government agencies	$66,371	$151	$(78)	$-	$66,444
Mortgage-backed securities-residential	30,038	518	(47)	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,556	5,031	(611)		233,976
Non-agency	1,007	4	-	-	1,011
Corporate bonds	7,477	32	(72)	-	7,437
Municipal bonds	5,645	-	(30)	-	5,615
Other securities	3,752	520	(108)	-	4,164
Common stocks	33	14	-	-	47
Total available for sale	$343,879	$6,270	$(946)	$-	$349,203

The amortized cost and fair value of investment securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2012
(In thousands)	Amortized cost	Fair value
Within 1 year	$19,905	$19,975
After 1 but within 5 years	4,682	4,724
After 5 but within 10 years	31,841	31,708
After 10 years	26,438	26,449
Mortgage-backed securities-residential	31,653	32,165
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	196,521	200,987
Non-agency	874	904
Total available for sale debt securities	311,914	316,912
No contractual maturity	3,706	4,272
Total available for sale securities	$315,620	$321,184

Proceeds from the sales of AFS investments during the three months ended March 31, 2013 and 2012 were $12.1 million and $11.8 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2013	2012
Gross realized gains	$138	$311
Gross realized losses	(93)	(172)
Net realized gains	$45	$139

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

Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security.  If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.  The Company did not record OTTI charges to earnings during the first quarters of 2013 and 2012.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2013 and 2012 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2013	2012
Balance at January 1,	$173	$173
Reductions for securities sold during the period (realized)	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	-	-
Balance at March 31,	$173	$173

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

March 31, 2013	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$24,560	$(77)	$-	$-	$24,560	$(77)
Mortgage-backed securities-residential	10,664	(61)	-	-	10,664	(61)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	43,889	(372)	2,885	(6)	46,774	(378)
Corporate bonds	995	(5)	956	(44)	1,951	(49)
Municipal bonds	5,458	(47)	-	-	5,458	(47)
Other securities	276	(44)	226	(99)	502	(143)
Total available-for-sale	$85,842	$(606)	$4,067	$(149)	$89,909	$(755)

December 31, 2012	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$23,818	$(78)	$-	$-	$23,818	$(78)
Mortgage-backed securities-residential	7,280	(47)	-	-	7,280	(47)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	44,937	(592)	3,975	(19)	48,912	(611)
Corporate bonds	2,165	(13)	941	(59)	3,106	(72)
Municipal bonds	4,597	(21)	882	(9)	5,479	(30)
Other securities	289	(38)	255	(70)	544	(108)
Total available-for-sale	$83,086	$(789)	$6,053	$(157)	$89,139	$(946)

The AFS portfolio had gross unrealized losses of $755,000 and $946,000 at March 31, 2013 and December 31, 2012, respectively.  In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of March 31, 2013, the Company had two common stocks of financial institutions with a total fair value of $47,000 and an unrealized gain of $14,000.  During the first quarter of 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

U.S. government-sponsored agencies (“U.S. Agencies”):  As of March 31, 2013, the Company had eight U.S. Agencies with a fair value of $24.6 million and gross unrealized losses of $77,000.  All of these U.S. Agencies have been in an unrealized loss position for twelve months or less.  Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2013.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of March 31, 2013, the Company had three mortgage-backed securities with a fair value of $10.7 million and gross unrealized losses of $61,000. The three mortgage-backed securities had been in an unrealized loss position for twelve months or less. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2013.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of March 31, 2013, the Company had seventeen Agency CMOs with a fair value of $46.8 million and gross unrealized losses of $378,000.  Sixteen of the Agency CMOs have been in an unrealized loss position for twelve months or less. The one Agency CMO that has been in an unrealized loss position for more than twelve months has a fair market value of $2.9 million and an unrealized loss of $6,000 at March 31, 2013.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2013.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of March 31, 2013, the Company had one non-agency CMO with a fair value of $904,000 and gross unrealized gains of $30,000.  The non-agency CMO is rated CCC.

Corporate bonds:  As of March 31, 2013, the Company had two corporate bonds with a fair value of $2.0 million and gross unrealized losses of $49,000.  One bond has been in an unrealized loss position for twelve months or less and one bond has been in an unrealized loss position for more than twelve months.  The two bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the two bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the two bonds to be other-than-temporarily impaired at March 31, 2013.

Municipal bonds:  As of March 31, 2013, the Company had six municipal bond with a fair value $5.5 million and an unrealized loss of $47,000.  These six municipal bonds have been in an unrealized loss position for twelve months or less.  Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at March 31, 2013.

Other securities:  As of March 31, 2013, the Company had seven investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and its near-term projections.  At March 31, 2013, two of the private equity funds had a combined fair value of $502,000 and an unrealized loss of $143,000.  OTTI charges were recorded in a prior period on these two funds.  Management concluded that there was no additional impairment on these two funds as of March 31, 2013.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.	Loans and Leases

Major classifications of LHFI are as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Commercial real estate	$175,397	$167,115
Construction and land development	34,533	37,215
Commercial and industrial	67,512	40,560
Multi-family	11,830	11,756
Residential real estate	6,697	24,981
Leases	38,629	37,347
Tax certificates	22,541	24,569
Consumer	916	1,139
Total gross loans	$358,055	$344,682
Deferred fees, net*	-	(517)
Total loans and leases	$358,055	$344,165

*For the 2013 period net deferred fees were allocated among the loan types.

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at March 31, 2013.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At March 31, 2013 and December 31, 2012, the Company’s LHFS were $1.5 million and $1.6 million, respectively, and were comprised of one non-accrual commercial real estate loan. This loan was transferred from LHFI at the lower of cost or fair market value using expected net sales proceeds.  During the first quarter of 2013, the Company recorded additional impairment of $100,000.

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

The following tables present risk ratings for each loan portfolio segment at March 31, 2013 and December 31, 2012, excluding LHFS.

March 31, 2013			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$80,916	$65,135	$18,078	$3,389	$7,879	$175,397
Construction and land development	3,579	14,461	12,873	578	3,042	34,533
Commercial & industrial	38,912	12,812	730	11,035	4,023	67,512
Multi-family	9,092	2,152	586	-	-	11,830
Residential real estate	6,265	-	-	-	432	6,697
Leases	38,181	233	58	-	157	38,629
Tax certificates	21,990	-	-	-	551	22,541
Consumer	849	67	-	-	-	916
Total LHFI	$199,784	$94,860	$32,325	$15,002	$16,084	$358,055

December 31, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$64,308	$69,510	$19,529	$3,423	$10,345	$167,115
Construction and land development	2,139	13,872	16,343	581	4,280	37,215
Commercial & industrial	14,764	10,774	92	9,969	4,961	40,560
Multi-family	9,019	2,034	703	-	-	11,756
Residential real estate	15,125	6,634	602	1,626	994	24,981
Leases	36,755	325	16	-	251	37,347
Tax certificates	23,968	-	-	-	601	24,569
Consumer	926	213	-	-	-	1,139
Subtotal LHFI	167,004	103,362	37,285	15,599	21,432	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

The following tables present an aging analysis of past due payments for each loan portfolio segment at March 31, 2013 and December 31, 2012, excluding LHFS.

March 31, 2013	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$1,032	$1,486	$-	$7,879	$165,000	$175,397
Construction and land development	-	-	-	3,042	31,491	34,533
Commercial & industrial	297	46	-	4,023	63,146	67,512
Multi-family	-	-	-	-	11,830	11,830
Residential real estate	1,434	121	-	432	4,710	6,697
Leases	233	58	-	157	38,181	38,629
Tax certificates	-	-	-	551	21,990	22,541
Consumer	-	-	-	-	916	916
Total LHFI	$2,996	$1,711	$-	$16,084	$337,264	$358,055

December 31, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$1,548	$1,486	$-	$10,345	$153,736	$167,115
Construction and land development	-	-	-	4,280	32,935	37,215
Commercial & industrial	200	-	-	4,961	35,399	40,560
Multi-family	-	-	-	-	11,756	11,756
Residential real estate	562	486	-	994	22,939	24,981
Leases	325	16	-	251	36,755	37,347
Tax certificates	-	-	-	601	23,968	24,569
Consumer	-	-	-	-	1,139	1,139
Subtotal LHFI	2,635	1,988	-	21,432	318,627	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

The following tables detail the composition of the non-accrual loans at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Commercial real estate	$7,879	$-	$10,345	$835
Construction and land development	3,042	-	4,280	820
Commercial & industrial	4,023	45	4,961	255
Residential real estate	432	13	994	14
Leases	157	70	251	55
Tax certificates	551	27	601	47
Total non-accrual LHFI	$16,084	$155	$21,432	$2,026
Non-accrual loans held for sale
Commercial real estate	$1,472	$-	$1,572	$-
Total non-accrual LHFS	$1,472	$-	$1,572	$-
Total non-accrual loans	$17,556	$155	$23,004	$2,026

Total non-accrual loans at March 31, 2013 were $17.6 million and were comprised of $16.1 million in LHFI and $1.5 million in LHFS.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $5.4 million decrease was the result of a $3.5 million reduction in existing non-accrual loan balances through payments and payoffs, $2.0 million in charge-offs related to specific reserves on LHFI, $100,000 write down on the LHFS and $100,000 in transfers to OREO, which were partially offset by additions of $241,000.  If interest had been accrued, such income would have been approximately $526,000 for the three months ended March 31, 2013.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Impaired loans include troubled debt restructurings (“TDRs”). The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis. The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.

Total cash collected on non-accrual and impaired loans during the three months ended March 31, 2013 and 2012 was $4.4 million and $6.1 million respectively, of which $4.2 million and $6.0 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2013	2012
Impaired loans with a valuation allowance	$3,404	$9,405
Impaired loans without a valuation allowance	19,349	19,423
Impaired LHFS	1,472	1,572
Total impaired loans and leases	$24,225	$30,400

Valuation allowance related to impaired loans	$155	$2,026

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At March 31 2013, the Company had twelve TDRs, of which seven are on non-accrual status, with a total carrying value of $17.6 million.  At the time of the modifications, seven of the loans were already classified as impaired loans.   At December 31, 2012, the Company had twelve TDRs with a total carrying value of $21.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.  During the first quarter of 2013, the Company received pay downs and payoffs of $2.5 million and recorded specific reserve charge-offs of $1.1 million.

The following table details the Company’s TDRs that are on an accrual status and non-accrual status at March 31, 2013.

(In thousands)	As of March 31, 2013
	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	3	$605	$7,600	$8,205
Construction and land development	4	1,423	529	1,952
Commercial & industrial	3	4,953	2,314	7,267
Residential real estate	2	-	141	141
Total	12	$6,981	$10,584	$17,565

At March 31, 2013, all of the TDRs were in compliance with their restructured terms.

The following table presents newly restructured loans that occurred during the three months ended March 31, 2013.

	Modifications by type for the three months ended March 31, 2013
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial & industrial	1	$-	$-	$-	$85	$85	$87	$87
Total	1	$-	$-	$-	$85	$85	$87	$87

Note 5.	Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio segment as of March 31, 2013 and March 31, 2012.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended March 31, 2013
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(835)	(820)	(173)	-	-	(147)	(10)	-	-	(1,985)
Recoveries	104	95	4	-	151	-	10	-	-	364
Provision	84	(184)	958	4	(1,081)	100	(88)	(11)	(33)	(251)
Ending balance	$8,103	$2,078	$2,713	$658	$168	$1,061	$384	$18	$206	$15,389
Ending balance: related to loans individually evaluated for impairment	$-	$-	$45	$-	$13	$70	$27	$-	$-	$155
Ending balance: related to loans collectively evaluated for impairment	$8,103	$2,078	$2,668	$658	$155	$991	$357	$18	$206	$15,234
LHFI
Ending balance	$175,397	$34,533	$67,512	$11,830	$6,697	$38,629	$22,541	$916	$-	$358,055
Ending balance: individually evaluated for impairment	$8,484	$4,466	$8,750	$-	$431	$71	$551	$-	$-	$22,753
Ending balance: collectively evaluated for impairment	$166,913	$30,067	$58,762	$11,830	$6,266	$38,558	$21,990	$916	$-	$335,302

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended March 31, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$1,311	$425	$20	$307	$16,380
Charge-offs	-	-	-	-	-	(133)	(20)	-	-	(153)
Recoveries	3	104	2	-	1	8	25	-	-	143
Provision	149	(178)	21	84	5	109	(24)	-	(82)	84
Ending balance	$7,896	$2,449	$2,354	$615	$1,194	$1,295	$406	$20	$225	$16,454
Ending balance: related to loans individually evaluated for impairment	$-	$-	$47	$-	$20	$53	$55	$-	$-	$175
Ending balance: related to loans collectively evaluated for impairment	$7,896	$2,449	$2,307	$615	$1,174	$1,242	$351	$20	$225	$16,279
LHFI
Ending balance	$180,123	$49,399	$52,794	$13,735	$27,155	$37,468	$39,056	$945	$-	$400,675
Ending balance: individually evaluated for impairment	$12,846	$13,728	$6,173	$1,688	$1,334	$76	$1,025	$-	$-	$36,870
Ending balance: collectively evaluated for impairment	$167,277	$35,671	$46,621	$12,047	$25,821	$37,392	$38,031	$945	$-	$363,805

The following tables detail the loans that were evaluated for impairment by loan segment at March 31, 2013 and December 31, 2012.

	For the three months ended March 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$10,858	$8,484	$-	$8,961	$-
Construction and land development	11,550	4,466	-	3,957	-
Commercial & industrial	7,459	6,399	-	7,313	-
Residential real estate	-	-	-	272	27
Total:	$29,867	$19,349	$-	$20,503	$27
With an allowance recorded:
Commercial real estate	$-	$-	$-	$1,167	$18
Construction and land development	-	-	-	1,239	14
Commercial & industrial	2,554	2,351	45	2,979	102
Residential real estate	530	431	13	434	-
Leasing	71	71	70	74	-
Tax certificates	4,405	551	27	592	-
Total:	$7,560	$3,404	$155	$6,485	$134

	For the year ended December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$10,417	$8,623	$-	$11,163	$78
Construction and land development	6,250	3,464	-	10,059	187
Commercial & industrial	7,790	6,820	-	5,545	73
Multi-family	-	-	-	780	-
Residential real estate	572	516	-	490	21
Tax certificates	-	-	-	583	-
Total:	$25,029	$19,423	$-	$28,620	$359
With an allowance recorded:
Commercial real estate	$4,136	$2,335	$835	$1,526	$-
Construction and land development	6,180	2,479	820	923	-
Commercial & industrial	9,585	3,431	255	682	-
Multi-family	-	-	-	383	-
Residential real estate	685	478	14	714	7
Leases	81	81	55	86	-
Tax certificates	4,408	601	47	288	-
Total:	$25,075	$9,405	$2,026	$4,602	$7

Note 6.	Other Real Estate Owned

OREO declined $171,000 from $13.4 million at December 31, 2012 to $13.3 million at March 31, 2013.  Set forth below is a table which details the changes in OREO from December 31, 2012 to March 31, 2013.

2013
(In thousands)	First Quarter
Beginning balance	$13,435
Net proceeds from sales	(2,277)
Net gain on sales	162
Assets acquired on loans	1,956
Impairment charge	(12)
Ending balance	$13,264

At March 31, 2013, OREO was comprised of $5.3 million in land, $3.7 million in commercial real estate, $3.7 million in tax liens, and residential real estate with a fair value of $588,000.  During the first quarter of 2013, the Company sold collateral related to land, received net proceeds of $1.8 million and recorded a loss of $38,000.  The Company also sold three condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $24,000 and recorded a gain of $17,000.  Additionally the Company sold four single family homes related to two loans.  The Company received net proceeds of $43,000 and recorded a small net gain of $3,000.  In addition to the sales mentioned above, the Company sold eleven properties acquired through the tax lien portfolio.  The Company received proceeds of $367,000 and recorded a net gain of $180,000 as a result of these sales. During the first quarter of 2013, the Company acquired collateral related to a residential real estate loan and transferred $100,000 to OREO.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.9 million to OREO. The Company recorded impairment charges of $12,000 related to properties acquired through the tax lien portfolio.

Note 7.	Deposits

The Company’s deposit composition as of March 31, 2013 and December 31, 2012 is presented below:

(In thousands)	March 31, 2013	December 31, 2012
Demand	$58,239	$58,531
NOW	43,252	43,920
Money Market	174,133	179,359
Savings	17,673	17,472
Time deposits (over $100)	85,510	91,233
Time deposits (under $100)	152,563	164,402
Total deposits	$531,370	$554,917

Note 8.	Borrowings and Subordinated Debentures

1.  Advances from the Federal Home Loan Bank

The available borrowing capacity with the FHLB is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and net losses. The available amount for future borrowings will be based on the amount of collateral to be pledged.  Total advances from the FHLB were $65.0 million at March 31, 2013 and December 31, 2012. Royal Bank has a $150 million line of credit with the FHLB of which $0 was outstanding as of March 31, 2013 and December 31, 2012.  The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  As of March 31, 2013, investment securities with a market value of $58.9 million and loans with a book value of $47.3 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of March 31,		As of December 31,
(Dollars in thousands)	2013		2012
	Amount	Rate	Amount	Rate
Advances maturing in
2013	$50,000	2.64%	$50,000	2.64%
2017	15,000	1.39%	15,000	1.39%
Total FHLB borrowings	$65,000		$65,000

As of March 31, 2013, there were no FHLB advances scheduled to mature during the years 2014 through 2016.

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at March 31, 2013 in the amount of $3.2 million compared to $3.3 million at December 31, 2012.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at March 31, 2013 was 0.35%.

At March 31, 2013 and December 31, 2012, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.    These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.43% at March 31, 2013, and reset quarterly at 3-month LIBOR plus 2.15%.

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

On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of March 31, 2013 the trust preferred interest payment in arrears was $2.6 million and has been recorded in interest expense and accrued interest payable.  The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014.  After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.

Note 9.	Commitments, Contingencies, and Concentrations

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

The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$23,182	$20,515
Commitments to extend credit	13,010	24,030
Standby letters of credit and financial guarantees written	1,097	1,199

Litigation

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.   CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the Court upon application of the Antitrust Division of the United States DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against CSC, RTL or both.  As a result, the Company accrued $2.0 million during 2012 for a DOJ fine relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which, as stated above, had been previously recognized in the Company’s consolidated financial statements.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

On March 13, 2012, March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division (“the Boyer Action”), Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to a master complaint for the consolidated action.  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

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

3.    Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends by the Company.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.

On August 13, 2009, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2013, the Series A Preferred stock dividend in arrears was $6.3 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate will prospectively increase to 9% per annum.

At March 31, 2013, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Note 11.	Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of March 31, 2013, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2013 and the previous ten quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of March 31, 2013
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$72,906	15.92%	$36,625	8.00%	$45,782	10.00%
Tier I capital (to risk-weighted assets)	$67,064	14.65%	$18,313	4.00%	$27,469	6.00%
Tier I capital (to average assets, leverage)	$67,064	8.96%	$29,954	4.00%	$37,443	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three
months ended
(In thousands)	March 31, 2013
RAP net loss	$(4,251)
Tax lien adjustment, net of noncontrolling interest	4,454
U.S. GAAP net income	$203

	At March 31, 2013
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.92%	17.28%
Tier I capital (to risk-weighted assets)	14.65%	16.01%
Tier I capital (to average assets, leverage)	8.96%	9.85%

The tables below reflect the Company’s capital ratios:

	As of March 31, 2013
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$89,237	19.00%	$37,574	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$77,849	16.57%	$18,787	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$77,849	10.21%	$30,500	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2013 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the three
months ended
(In thousands)	March 31, 2013
U.S. GAAP net income	$118
Tax lien adjustment, net of noncontrolling interest	(4,454)
RAP net loss	$(4,336)

	At March 31, 2013
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.00%	17.68%
Tier I capital (to risk-weighted assets)	16.57%	14.70%
Tier I capital (to average assets, leverage)	10.21%	9.00%

Note 12.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  The Company’s Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three month periods ended March 31, 2013 and 2012 included the following components:

	Three months ended
	March 31,
(In thousands)	2013	2012
Service cost	$19	$68
Interest cost	133	152
Amortization of prior service cost	22	22
Amortization of actuarial loss	122	96
Net periodic benefit cost	$296	$338

The Company has unfunded pension plan obligations of $16.8 million as of March 31, 2013 compared to $16.9 million at December 31, 2012.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Note 13.	Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months ended March 31, 2013, 248,132 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price.  For the three months ended March 31, 2012, 520,979 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months ended March 31, 2012.  Additionally 30,407 warrants were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(397)	13,257	$(0.03)

	Three months ended March 31, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,375)	13,257	$(0.10)

Note 14.	Comprehensive Income (Loss)

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

	Three months ended March 31, 2013
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$285	$50	$235
Less reclassification adjustment for gains realized in net income	45	15	30
Unrealized gains on investment securities	240	35	205
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(142)	(48)	(94)
Other comprehensive income, net	$382	$83	$299

	Three months ended March 31, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$518	$154	$364
Less reclassification adjustment for gains realized in net loss	139	49	90
Unrealized gains on investment securities	379	105	274
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(78)	(27)	(51)
Other comprehensive income, net	$457	$132	$325

Note 15.	Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the quarters ended March 31, 2013 and 2012.

Items Measured on a Recurring Basis

The Company’s available for sale investment securities are recorded at fair value on a recurring basis.

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include common stocks.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of March 31, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$69,373	$-	$69,373
Mortgage-backed securities-residential	-	32,165	-	32,165
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	200,987	-	200,987
Non-agency	-	904	-	904
Corporate bonds	-	7,889	-	7,889
Municipal bonds	-	5,594	-	5,594
Other securities	-	-	4,225	4,225
Common stocks	47	-	-	47
Total investment securities available-for-sale	$47	$316,912	$4,225	$321,184

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$66,444	$-	$66,444
Mortgage-backed securities-residential	-	30,509	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	233,976	-	233,976
Non-agency	-	1,011	-	1,011
Corporate bonds	-	7,437	-	7,437
Municipal bonds	-	5,615	-	5,615
Other securities	-	-	4,164	4,164
Common stocks	47	-	-	47
Total investment securities available-for-sale	$47	$344,992	$4,164	$349,203

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2013 and 2012:

(In thousands)
Investment Securities Available for Sale	Other securities
Beginning balance January 1, 2013	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	5
Included in other comprehensive income	140
Purchases	-
Sales and calls	(84)
Transfers in and/or out of Level 3	-
Ending balance March 31, 2013	$4,225

(In thousands)	Trust preferred	Other
Investment Securities Available for Sale	securities	securities	Total
Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	-	32	32
Included in other comprehensive income	(18)	102	84
Purchases	-	334	334
Sales and calls	-	(133)	(133)
Amortization of premium	(7)	-	(7)
Transfers in and/or out of Level 3	-	-	-
Ending balance March 31, 2012	$12,578	$7,253	$19,831

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements Using:
Balances as of March 31, 2013	Quoted Prices in Acitve Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$4,896	$4,896
Other real estate owned	-	-	3,727	3,727
Loans and leases held for sale	-	-	1,472	1,472

	Fair Value Measurements Using:
Balances as of December 31, 2012	Quoted Prices in Acitve Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$9,180	$9,180
Other real estate owned	-	-	7,632	7,632
Loans and leases held for sale	-	-	1,572	1,572

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
Balances as of March 31, 2013		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$4,896	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -69.9% (-22.0%)
			Liquidation expenses	0.0% to -21.6% (-7.0%)

		Salvageable value of collateral (2)		0.0%

Other real estate owned	3,727	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -81.1% (-4.3%)
		Sales prices

Loans and leases held for sale	1,572	Sales prices	Appraisal adjustments	-5.6%
			Liquidation expenses	-12.7%

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

(2)	Leases are measured using the salvageable value of the collateral.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

Management uses quoted market prices to determine fair value of securities (level 1).  If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates (level 2). If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments by reviewing the private equities funds’ financials and K-1 filings (level 3).

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

The tables below state the fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

			Fair Value Measurements
			At March 31, 2013
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$21,253	$21,253	$21,253	$-	$-
Investment securities available-for-sale	321,184	321,184	47	316,912	4,225
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	5,127	5,127	-	-	5,127
Loans held for sale	1,472	1,472	-	-	1,472
Loans, net	342,666	344,298	-	-	344,288
Accrued interest receivable	9,723	9,723	-	9,723	-
Financial Liabilities:
Demand deposits	58,239	58,239	-	58,239	-
NOW and money markets	217,385	217,385	-	217,385	-
Savings	17,673	17,673	-	17,673	-
Time deposits	238,073	234,873	-	234,873	-
Long-term borrowings	108,221	103,611	-	103,611	-
Subordinated debt	25,774	24,111	-	24,111	-
Accrued interest payable	4,411	4,411	-	4,411	-

			Fair Value Measurements
			At December 31, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,802	$28,802	$28,802	$-	$-
Investment securities available-for-sale	349,203	349,203	47	344,992	4,164
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	6,011	6,011	-	-	6,011
Loans held for sale	1,572	1,572	-	-	1,572
Loans, net	326,904	330,260	-	-	330,260
Accrued interest receivable	10,256	10,256	-	10,256	-
Financial Liabilities:
Demand deposits	58,531	58,531	-	58,531	-
NOW and money markets	223,279	223,279	-	223,279	-
Savings	17,472	17,472	-	17,472	-
Time deposits	255,635	251,532	-	251,532	-
Long-term borrowings	108,333	102,824	-	102,824	-
Subordinated debt	25,774	23,837	-	23,837	-
Accrued interest payable	3,760	3,760	-	3,760	-

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

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the CEO and the Chief  Administrative and Risk Officer (“CARO”). The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.

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

The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2013 and 2012.

	Three months ended March 31, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated

Total assets	$715,157	$36,221	$751,378
Total deposits	531,370	-	531,370

Interest income	$5,949	$803	$6,752
Interest expense	1,551	429	1,980
Net interest income	4,398	374	4,772
(Credit) provision for loan and lease losses	(310)	59	(251)
Total other income	1,162	246	1,408
Total other expenses	5,611	529	6,140
Income tax expense (benefit)	-	-	-
Net income	$259	$32	$291
Noncontrolling interest	160	13	173
Net income attributable to Royal Bancshares	$99	$19	$118

	Three months ended March 31, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated

Total assets	$779,212	$57,519	$836,731
Total deposits	576,166	-	576,166

Interest income	$7,217	$1,589	$8,806
Interest expense	1,901	912	2,813
Net interest income	5,316	677	5,993
Provision (credit) for loan and lease losses	109	(25)	84
Total other income	789	(128)	661
Total other expenses	5,772	2,295	8,067
Income tax expense (benefit)	51	(51)	-
Net income (loss)	$173	$(1,670)	$(1,497)
Noncontrolling interest	40	(668)	(628)
Net income (loss) attributable to Royal Bancshares	$133	$(1,002)	$(869)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $429,000 and $912,000 for the three month periods ended March 31, 2013 and 2012, respectively.

Note 17.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of March 31, 2013 and December 31, 2012, FHLB stock totaled $5.1 million and $6.0 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of March 31, 2013.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2013 and 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012.

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

Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2012) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements.  The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.  We complete an internal review of this financial information.  This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we have identified other-than-temporary impairment on investment securities, accounting for allowance for loan and lease losses, deferred tax assets, loans held for sale, the valuation of other real estate owned, net periodic pension costs and the pension benefit obligation as among the most critical accounting policies and estimates.  These critical accounting policies and estimates are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

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

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At March 31 2013, commercial real estate loans, commercial and industrial loans, leases, and construction and land development loans comprised 49%, 19%, 11%, and 10%, respectively, of Royal Bank’s loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those, paid to the depositors to earn an interest rate spread.  Refer to the “Net Interest Income and Net Interest Margin” section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.

Like many other financial institutions the Company’s financial results were negatively impacted by the recession, but the effects on the Company were more pronounced than the effects on its competitors. The concentration of commercial real estate loans coupled with the introduction of additional lines of business resulted in a much higher level of non-performing loans and losses.  The past losses were partially attributed to charge-offs and impairment of commercial, construction and land loans associated with real estate projects, many of which were participation loans outside the Company’s primary market. Some of the participation loans were located in Florida, Nevada, North Carolina and other markets that were overbuilt during the construction boom within the United States from 2000-2007. The Company also launched new business initiatives such as mezzanine lending, real estate joint ventures, hard money lending and equity investments in real estate shortly before the housing bubble burst which contributed to the losses. Additionally, the Company experienced a high level of investment impairment associated with corporate bonds, common stocks, private label mortgage backed securities and real estate investment funds that experienced declines in value during the past few years. Also contributing to the losses were increased costs associated with the high level of non-performing assets, legal expenses related to credit quality issues and the U. S. Department of Justice (“DOJ”) tax lien investigation (for additional information refer to Item 1 “Legal Proceedings” under Part II “Other Information” of this Form 10-Q), and higher Federal Deposit Insurance Corporation (“FDIC”) assessments resulting from the higher rates for deposit insurance due to the Orders to Cease and Desist (the “Orders”) which were issued in 2009 and replaced in 2011 with an informal agreement, known as a memorandum of understanding (“MOU”). Finally, the establishment of a valuation allowance in 2008 and subsequent years that currently amounts to $39.6 million, has prevented the Company from utilizing tax credits on losses during the past five years.

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

After announcing the retirements of the Company’s Chief Executive Officer (“CEO”) and President during the second quarter of 2012, the Company’s Board conducted an executive search for a candidate for the combined role of President and CEO.  On December 18, 2012 the Company announced F. Kevin Tylus as President and CEO of Royal Bank.  On February 20, 2013, the Company announced that Mr. Tylus was appointed President, CEO and a Class III member of the Board of Directors of the Company.  Former CEO, Robert Tabas, remains as Chairman of the Board of Directors.  The Company is focused on transitioning Royal Bank into a more traditional community bank with the branches becoming selling centers and not just service centers.  Traditional consumer products such as home equity loans and a new mobile banking application are part of the enhanced product offerings.  The Company has developed a Profitability Improvement Plan to generate steady revenue growth, expense management and gain operational efficiencies. The Company has reorganized and relocated certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish these objectives.  Consequently, the Company eliminated twelve personnel positions and recorded $87,000 in restructuring charges directly related to one-time employee termination benefits.  Additionally, the Company is currently developing a facilities rationalization plan as part of the overall strategic goal to return to profitability.   During the first quarter of 2013, the Company sold its storage facility site in Philadelphia and a building in Narberth that housed the training center.  The Company recorded gains of $676,000 as a result of these sales.  Additionally, in January 2013, Royal Bank consolidated the leased Henderson Road office into the King of Prussia and Bridgeport offices and retained the majority of the deposits. During 2012, Royal Bank hired a new Chief Lending Officer (“CLO”) who has significant experience in commercial and consumer lending with a larger bank within the Philadelphia market. Through the reorganizing of the Lending and Credit departments during the last half of 2012, Royal Bank was able to increase loans held for investment (“LHFI”) $13.9 million from $344.2 million at December 31, 2012 to $358.1 million at March 31, 2013. All of these initiatives are focused on repositioning the Company for 2013 and beyond.

Consolidated Net Income (Loss)

During the first quarter of 2013, the Company recorded net income of $118,000, compared to a net loss of $869,000 for the comparable quarter of 2012.  The quarter versus quarter improvement was mainly related to $676,000 in gains on the sales of two premises, a $335,000 decline in provision for loan and lease losses and a decline of a $1.6 million accrual recorded in the first quarter of 2012 for a DOJ fine related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $960,000.  Additionally, other real estate owned (“OREO”) expenses and impairment associated with foreclosed properties declined $435,000 while gains on the sale of OREO increased $300,000.  Partially offsetting these items was a $1.2 million reduction in net interest income, a $100,000 impairment on loans held for sale and $87,000 in restructuring charges. Although the level of non-performing assets has declined it continues to negatively impact net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability. The loss in the first quarter of 2012 was mainly attributable to the DOJ fine previously mentioned.  The Company has been able to mitigate part of the impact of the nonperforming assets by reducing funding costs through the re-pricing of retail CDs, the runoff of higher costing brokered deposits and the paying down of FHLB advances. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report. Basic and diluted loss per common share were $0.03 for the first quarter of 2013, as compared to basic and diluted loss per common share of $0.10 for the first quarter of 2012.

Interest Income

Total interest income of $6.8 million for the first quarter of 2013 represented a decline of $2.0 million, or 23.3%, from the comparable quarter of 2012. The decrease was primarily driven by a decline in average loan balances quarter versus quarter coupled with a decline in the yield on investment securities. Average interest-earning assets amounted to $708.9 million in the first quarter of 2013, which resulted in a decline of $71.5 million, or 9.2%, from the level of $780.4 million in the first quarter of 2012. The decrease in interest-earning assets was mainly related to a $69.2 million decline in average loan balances, which negatively impacted interest income by $1.2 million.  Average loan balances amounted to $352.5 million for the first quarter of 2013 compared to $421.7 million for the first quarter of 2012.  The decline in average loan balances was attributed to loan payoffs, loan pay downs, loan charge-offs, and transfers to OREO that was accompanied by minimal new loan growth.

The yield on average interest-earning assets for the first quarter of 2013 of 3.83% amounted to a decline of 71 basis points from the yield of 4.54% in the prior year’s first quarter. The yield reduction was comprised of quarter versus quarter declines of 82 and 22 basis points for investments (1.53% versus 2.35%) and loans (6.28% versus 6.50%), respectively. The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities during 2012 with lower yielding government agency securities due to increased mortgage re-financings and the accelerated amortization of premiums due to prepayments of government agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities.  The decrease in loan yields reflects the $21.6 million decline in higher yielding tax liens quarter versus quarter and the lower rates of new loans.

Interest Expense

Total interest expense of $2.0 million in the first quarter of 2013 declined by $833,000, or 29.6%, from the comparable quarter of 2012. The reduction in interest expense was primarily associated with both lower balances of interest-bearing liabilities as well as a decline in the interest rates paid on those liabilities. Average interest-bearing liabilities of $617.7 million for the first quarter of 2013, amounted to a decline of $79.4 million, or 11.4%, primarily resulting from the intentional run off of maturing retail CDs and the payoff of maturing FHLB advances.  For the quarter ended March 31, 2013, average certificates of deposit and average borrowings amounted to $245.3 million and $134.1 million, respectively, and reflected a decline of $37.0 million, or 13.1%, and $37.9 million, or 22.0%, respectively, from the comparable quarter of 2012.  These declines in average balances contributed $406,000 to the $558,000 decline in interest expense on certificates of deposit and borrowings.  The remaining $152,000 was related to a reduction in rates paid on retail CDs and trust preferred securities.

The average interest rate paid on average total interest-bearing liabilities during the first quarter of 2013 amounted to 1.30%, which represented an improvement of 32 basis points from the interest rate paid during the comparable quarter of 2012. During the first quarter of 2013 the average interest rate paid on average interest-bearing deposits was 0.90% which resulted in a decline of 35 basis points from the level of 1.25% during the comparable quarter of 2012. Quarter versus quarter lower average interest rates were paid on existing customer NOW and money market rates (0.30% in 2013 versus 0.75% in 2012) and on CDs (1.49% in 2013 versus 1.68% in 2012). The decline in interest rates paid on CDs was attributed to lower rates on new accounts and the continued run off of maturing retail CDs. The average interest rate paid for borrowings during the first quarter of 2013 amounted to 2.74% which amounted to a small reduction of 3 basis points from the average rate paid of 2.77% during the first quarter of 2012.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended March 31, 2013 amounted to $4.8 million resulting in a decline of $1.2 million, or 20.4%, from the comparable quarter of 2012.  The decline was primarily attributed to a lower yield on investment securities and a reduction of average loan balances quarter versus quarter. The reduction of the yield on investment securities was due mainly to the replacement of sold investment securities and principal payments and prepayments on government agency investments with comparable investment securities at lower interest rates. The reduction of average loan balances quarter versus quarter was primarily caused by charge-offs, payoffs and pay downs, which were partially attributable to the de-leveraging of the balance sheet. The decline was partially offset by a reduction in the average balances and the average interest rate paid on interest-bearing liabilities associated with the redemption of maturing retail CDs and lower rates paid on renewing and new retail CDs.

The net interest margin in the first quarter of 2013 of 2.73% declined 36 basis points from the comparable quarter of 2012. The improvement in the funding costs, which amounted to a reduction of 32 basis points, was entirely offset by the overall decline in the yield on investment securities quarter versus quarter and a change in the mix of interest-earning assets in the first quarter of 2013.  The Company continued to redeem maturing retail CDs and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates. However the replacement of sold and called investment securities during 2012 with lower yielding government agency MBS and CMO securities and the accelerated amortization of premiums on investment securities during the first quarter of 2013 accounted for the decline in the yield on interest-earning assets. The change in the mix of interest-earning assets also negatively impacted the margin results quarter versus quarter.  The increased concentration of lower yielding investment securities and the reduced concentration of higher-yielding tax liens more than offset the level of the higher yielding lease portfolio and accounted for the decline in the margin. During the first quarter of 2013, loans, which are the highest yielding interest-earning asset, amounted to 50% of total interest-earning assets, while they amounted to 54% of interest-earning assets in the comparable quarter of 2012.

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	March 31, 2013			March 31, 2012
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$15,508	$7	0.18%	$19,727	$9	0.18%
Investment securities	340,806	1,284	1.53%	338,946	1,980	2.35%
Loans	352,541	5,461	6.28%	421,674	6,817	6.50%
Total interest earning assets	708,855	6,752	3.83%	780,347	8,806	4.54%
Non-earning assets	53,637			69,494
Total average assets	$762,492			$849,841
Interest-bearing deposits
NOW and money markets	$220,813	162	0.30%	$226,189	424	0.75%
Savings	17,581	9	0.21%	16,700	22	0.53%
Time deposits	245,267	902	1.49%	282,304	1,182	1.68%
Total interest bearing deposits	483,661	1,073	0.90%	525,193	1,628	1.25%
Borrowings	134,064	907	2.74%	171,971	1,185	2.77%
Total interest bearing liabilities	617,725	1,980	1.30%	697,164	2,813	1.62%
Non-interest bearing deposits	58,373			54,670
Other liabilities	27,757			21,625
Shareholders' equity	58,637			76,382
Total average liabilities and equity	$762,492			$849,841
Net interest margin		$4,772	2.73%		$5,993	3.09%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three month period ended March 31, 2013, as compared to the respective period in 2012, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2013 vs. 2012
	Increase (decrease)
(In thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(2)	$-	$(2)
Total short term earning assets	(2)	-	(2)
Investments securities	(11)	(685)	(696)
Loans
Commercial demand loans	(694)	$26	(668)
Commercial real estate	188	(141)	47
Residential real estate	9	39	48
Leases	8	(16)	(8)
Tax certificates	(683)	(66)	(749)
Other loans	(16)	(5)	(21)
Loan fees	(5)	-	(5)
Total loans	(1,193)	(163)	(1,356)
Total decrease in interest income	(1,206)	(848)	(2,054)
Interest expense
Deposits
NOW and money market	(10)	$(252)	(262)
Savings	1	(14)	(13)
Time deposits	(143)	(137)	(280)
Total deposits	(152)	(403)	(555)
Borrowings	(263)	2	(261)
Trust preferred	-	(17)	(17)
Total decrease in interest expense	(415)	(418)	(833)
Total decrease in net interest income	$(791)	$(430)	$(1,221)

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

The loan portfolio is stratified into loan segments that have similar risk characteristics. The general allowance is based upon historical loss rates using a weighted three-year rolling average of the historical loss experienced within each loan segment.  The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance calculation.

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

Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals on the fair value of real estate collateral.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Once a loan is determined to be impaired it will be deducted from the portfolio and the net remaining balance will be used in the general and qualitative analysis.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.

The provision for loan and lease losses was a credit of $251,000 in the first quarter of 2013 compared to $84,000 in the comparable quarter of 2012. The decline in the 2013 provision was directly related to the improved credit quality of the loan portfolio.  The allowance decreased $1.9 million from $17.3 million at December 31, 2012 to $15.4 million at March 31, 2013. The decline in the allowance was directly related to the charge-off of specific reserves.  Impaired loans decreased $6.2 million during the first quarter of 2013.  The allowance was 4.30% of total loans and leases at March 31, 2013 compared to 5.02% at December 31, 2012.

The amount of the allowance is reviewed and approved by the Chief Financial Officer (“CFO”), Chief Administrative and Risk Officer (“CARO”), CLO, and Chief Credit Officer (“CCO”) on at least a quarterly basis.  Management believes that the allowance at March 31, 2013 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended March 31,
(In thousands)	2013	2012
Balance at period beginning	$17,261	$16,380
Charge-offs
Commercial real estate	(835)	-
Construction and land development	(820)	-
Commercial and industrial	(173)	-
Leases	(147)	(133)
Tax certificates	(10)	(20)
Total charge-offs	(1,985)	(153)
Recoveries
Commercial real estate	104	3
Construction and land development	95	104
Commercial and industrial	4	2
Residential real estate	151	1
Leases	-	8
Tax certificates	10	25
Total recoveries	364	143
Net charge-offs	(1,621)	(10)
(Credit) provision for loan and lease losses	(251)	84
Balance at period end	$15,389	$16,454

An analysis of the allowance by loan type is set forth below:

	March 31, 2013		December 31, 2012
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$8,103	49.0%	$8,750	48.5%
Construction and land development	2,078	9.6%	2,987	10.8%
Commercial and industrial	2,713	18.9%	1,924	11.8%
Multi-family	658	3.3%	654	3.4%
Residential real estate	168	1.9%	1,098	7.3%
Leases	1,061	10.8%	1,108	10.8%
Tax certificates	384	6.3%	472	7.1%
Consumer	18	0.2%	29	0.3%
Unallocated	206	-	239	-
Total allowance	$15,389	100.0%	$17,261	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	March 31,	December 31,
(Amounts in thousands)	2013	2012
Non-accrual LHFI (1)	$16,084	$21,432
Non-accrual LHFS	1,472	1,572
Other real estate owned	13,264	13,435
Total nonperforming assets	$30,820	$36,439
Nonperforming assets to total assets	4.10%	4.71%
Total non-accural loans to total loans	4.88%	6.65%
ALLL to non-accrual LHFI	95.68%	80.54%
ALLL to total LHFI	4.30%	5.02%

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	March 31, 2013		December 31, 2012
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Commercial real estate	$7,879	$-	$10,345	$835
Construction and land development	3,042	-	4,280	820
Commercial & industrial	4,023	45	4,961	255
Residential real estate	432	13	994	14
Leases	157	70	251	55
Tax certificates	551	27	601	47
Total non-accrual LHFI	$16,084	$155	$21,432	$2,026
Non-accrual loans held for sale
Commercial real estate	$1,472	$-	$1,572	$-
Total non-accrual LHFS	$1,472	$-	$1,572	$-
Total non-accrual loans	$17,556	$155	$23,004	$2,026

Non-accrual loan activity for the first quarter of 2013 is set forth below:

		1st Quarter Actvity
(In thousands)	Balance at January 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at March 31, 2013
Non-accrual loans held for investment
Construction and land development	$4,280	$-	$(418)	$(820)	$-	$3,042
Commercial real estate	10,345	-	(1,631)	(835)	-	7,879
Commercial & industrial	4,961	141	(906)	(173)	-	4,023
Residential real estate	994	-	(462)	-	(100)	432
Leases	251	-	(84)	(10)	-	157
Tax certificates	601	100	(3)	(147)	-	551
Total non-accrual LHFI	$21,432	$241	$(3,504)	$(1,985)	$(100)	$16,084
Non-accrual loans held for sale
Construction and Commercial real estate	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual LHFS	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual loans	$23,004	$241	$(3,504)	$(2,085)	$(100)	$17,556

*Charge-offs on LHFI were recorded in the allowance while impairment on loans held for sale (“LHFS”) was recorded in other expenses.

Total non-accrual loans at March 31, 2013 were $17.6 million and were comprised of $16.1 million in LHFI and $1.5 million in LHFS.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $5.4 million decrease was the result of a $3.5 million reduction in existing non-accrual loan balances through payments and payoffs, $2.0 million in charge-offs related to specific reserves on LHFI, $100,000 write down on the LHFS and $100,000 in transfers to OREO, which were partially offset by additions of $241,000.  If interest had been accrued, such income would have been approximately $526,000 for the three months ended March 31, 2013.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Impaired loans include troubled debt restructurings (“TDRs”). The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.

The following is a summary of information pertaining to impaired loans and leases:

	March 31,	December 31,
(In thousands)	2013	2012
Impaired loans with a valuation allowance	$3,404	$9,405
Impaired loans without a valuation allowance	19,349	19,423
Impaired LHFS	1,472	1,572
Total impaired loans and leases	$24,225	$30,400

Valuation allowance related to impaired loans	$155	$2,026

	For the three months
(In thousands)	2013	2012
Average investment in impaired loans	$28,534	$51,967
Interest income recognized on impaired loans and leases	$161	$82
Interest income recognized on a cash basis on impaired loans and leases	$27	$-

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At March 31 2013, the Company had twelve TDRs, of which seven are on non-accrual status, with a total carrying value of $17.6 million.  At the time of the modifications, seven of the loans were already classified as impaired loans.   At December 31, 2012, the Company had twelve TDRs with a total carrying value of $21.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.  During the first quarter of 2013, the Company received pay downs and payoffs of $2.5 million and recorded specific reserve charge-offs of $1.1 million.

Other Real Estate Owned

OREO declined $171,000 from $13.4 million at December 31, 2012 to $13.3 million at March 31, 2013.  Set forth below is a table which details the changes in OREO from December 31, 2012 to March 31, 2013.

2013
(In thousands)	First Quarter
Beginning balance	$13,435
Net proceeds from sales	(2,277)
Net gain on sales	162
Assets acquired on loans	1,956
Impairment charge	(12)
Ending balance	$13,264

At March 31, 2013, OREO was comprised of $5.3 million in land, $3.7 million in commercial real estate, $3.7 million in tax liens, and residential real estate with a fair value of $588,000.  During the first quarter of 2013, the Company sold collateral related to land, received net proceeds of $1.8 million and recorded a loss of $38,000.  The Company also sold three condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $24,000 and recorded a gain of $17,000.  Additionally the Company sold four single family homes related to two loans.  The Company received net proceeds of $43,000 and recorded a small net gain of $3,000.  In addition to the sales mentioned above, the Company sold eleven properties acquired through the tax lien portfolio.  The Company received proceeds of $367,000 and recorded a net gain of $180,000 as a result of these sales. During the first quarter of 2013, the Company acquired collateral related to a residential real estate loan and transferred $100,000 to OREO.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.9 million to OREO. The Company recorded impairment charges of $12,000 related to properties acquired through the tax lien portfolio.

Credit Classification Process

The Company outsources the loan review function to a third party vendor which examines credit quality and portfolio management. The Company uses a nine point grading risk classification system commonly used in the financial services industry.  The first four classifications are rated Pass.  The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss.  Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Classified, Charge-off and Impairment Committee (“CCIC”) for discussion. The CCO is the primary bank officer dealing with the third party vendor during the reviews.

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

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CARO, CFO, CCO, and CLO meet as required and provide regular updated reports to the Board of Directors. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-accrual, but management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days or they have a risk rating of substandard. Potential problem loans amounted to approximately $13.2 million and $13.3 million at March 31, 2013 and December 31, 2012.

Other Income

Other income for the first quarter of 2013 was $1.4 million compared to $661,000 for the comparable quarter of 2012 resulting in an increase of $747,000.  During the first quarter of 2013, the Company sold its storage facility site in Philadelphia and a building in Narberth that housed the training center. The Company received net proceeds of $1.1 million and recorded gains of $676,000, which contributed to the quarter versus quarter improvement in other income.  Additionally, the Company recorded net gains on OREO of $162,000 during the first quarter of 2013 compared to a net loss of $138,000 in the comparable quarter of 2012.  Partially offsetting these increases was a decrease of $94,000 in gains on the sale of AFS investment securities ($45,000 in 2013 versus $139,000 in 2012).

Other Expense

Non-interest expense decreased $2.0 million from $8.1 million for the first quarter of 2012 to $6.1 million for the first quarter of 2013. The improvement was primarily related a decline of a $1.6 million accrual recorded in the first quarter of 2012 for a DOJ fine related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $960,000. OREO expenses and impairment declined $435,000 quarter versus quarter ($369,000 in 2013 versus $804,000 in 2012) due to the decline in OREO balances. Additionally, professional and legal fees declined $344,000 ($660,000 in 2013 versus $1.0 million in 2012) mainly related to the resolution of one problem loan which was sold during the second quarter of 2012.  Salaries and benefits declined $80,000 ($2.8 million in 2013 versus $2.9 million in 2012) due to various salary reductions and a phasing out of certain nonessential employee benefits.  Partially offsetting these declines was an increase of $139,000, $100,000, and $87,000 in loan collection expenses ($136,000 in 2013 versus ($3,000) in 2012), impairment on LHFS ($100,000 in 2013 versus $0 in 2012), and restructuring charges, respectively.  The increase in loan collection expenses was related to a first quarter 2012 recovery of $91,000 on a loan that had previously been classified as non-accrual.  The increase in impairment on LHFS was related to ongoing negotiations with a potential buyer of the loan.  The restructuring charges were related to the reduction in work force of twelve employees as part of the Profitability Improvement Plan.

Income Tax Expense

Total income tax expense for the first quarter of 2013 and the comparable quarter of 2012 was $0. The Company did not record a tax expense during the first quarter of 2013 despite the net income of $118,000 due to the ability to utilize the net operating loss carryforward from prior years.  The Company did not record a tax benefit despite the net loss during the first quarter of  2012 since it concluded at that time that it was more likely than not that the Company would not generate sufficient taxable income to realize all of the deferred tax assets.

The Company concluded at March 31, 2013 and December 31, 2012 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, 2010, 2011 and 2012 the Company established additional valuation allowances of $10.2 million, $7.7 million,  $3.0 million and $3.2 million respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at March 31, 2013, totaled $39.6 million. The effective tax rate for the first quarters of both 2013 and 2012 was 0%.

Results of Operations by Business Segments

Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the CEO and the CARO. The Company has identified two reportable operating segments, “Community Banking” and “Tax Liens”.

	Three months ended March 31, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated

Total assets	$715,157	$36,221	$751,378
Total deposits	531,370	-	531,370

Interest income	$5,949	$803	$6,752
Interest expense	1,551	429	1,980
Net interest income	4,398	374	4,772
(Credit) provision for loan and lease losses	(310)	59	(251)
Total other income	1,162	246	1,408
Total other expenses	5,611	529	6,140
Income tax expense (benefit)	-	-	-
Net income	$259	$32	$291
Noncontrolling interest	160	13	173
Net income attributable to Royal Bancshares	$99	$19	$118

	Three months ended March 31, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated

Total assets	$779,212	$57,519	$836,731
Total deposits	576,166	-	576,166

Interest income	$7,217	$1,589	$8,806
Interest expense	1,901	912	2,813
Net interest income	5,316	677	5,993
Provision (credit) for loan and lease losses	109	(25)	84
Total other income	789	(128)	661
Total other expenses	5,772	2,295	8,067
Income tax expense (benefit)	51	(51)	-
Net income (loss)	$173	$(1,670)	$(1,497)
Noncontrolling interest	40	(668)	(628)
Net income (loss) attributable to Royal Bancshares	$133	$(1,002)	$(869)

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

Royal Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages and home equity loans. Royal Bank also offers safe deposit boxes, collections, internet banking and bill payment along with other customary bank services (excluding trust) to its customers. Drive-up, ATM, remote deposit, and night depository facilities are available. Services may be added or deleted from time to time. Royal Bank’s business and services are not subject to significant seasonal fluctuations. During the first quarter of 2013, Royal Bank launched its mobile banking application. Royal Bank is a member of the Federal Reserve FedLine Wire Transfer System.

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

Employees: Royal Bank employed approximately 133 people on a full-time equivalent basis as of March 31, 2013.

Deposits: At March 31, 2013, total deposits of Royal Bank were distributed among demand deposits (12%), money market deposit, savings and NOW accounts (44%) and time deposits (44%). At March 31, 2013, deposits of $537.3 million declined $23.7 million from $561.0 million at year end 2012.  Included in Royal Bank’s deposits are approximately $5.5 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At March 31, 2013, Royal Bank, including its subsidiaries, had a total net loan portfolio (excluding loans held for sale) of $342.7 million, representing 46% of total assets. The loan portfolio is categorized into commercial and industrial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, small business leases and consumer loans.  At March 31, 2013, net loans increased $15.8 million from year end 2012 due to new loan originations and a decline in the allowance and were partially offset by pay downs, payoffs, charge-offs and transfers to OREO.

Business results: Total assets of Royal Bank were $744.6 million at March 31, 2013 compared to $767.3 million at year end 2012.  Royal Bank recorded net income of $203,000 for the first quarter of 2013 compared to a net loss of $892,000 for the comparable quarter of 2012. Total interest income of Royal Bank for the quarter ended March 31, 2013 was $6.7 million compared to $8.8 million for the quarter ended March 31, 2012, a decrease of 23.3%.  The decline in interest income was attributed to lower yields on interest-earning assets, primarily investments, coupled with a reduced level of interest-earning assets. Interest expense was $2.0 million for the quarter ended March 31, 2013, compared to $2.8 million for the quarter ended March 31, 2012, a decrease of 29.2% due to the intentional run off of higher costing retail CDs and FHLB advances and the favorable re-pricing of maturing retail CDs. The $1.1 million improvement in net income quarter versus quarter was mainly attributable to a decline of a $1.6 million accrual for a fine related to a settlement with the DOJ pertaining to the tax lien subsidiaries recognized during the first quarter of 2012. After adjusting for the noncontrolling interest, Royal Bank’s 60% share of the fine amounted to $960,000.  Additionally during the first quarter of 2013, Royal Bank recorded a $676,000 gain on the sale of two facilities.  Offsetting these transactions was a $1.2 million reduction in net interest income for the reason previously mentioned. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended March 31, 2013, RID reported net income of $170,000, compared to net income of $307,000 for the three months ended March 31, 2012. The quarter versus quarter decrease was directly related to a $139,000 decline in gains on the sale of investment securities.  At March 31, 2013 total assets of RID were $29.3 million, of which $2.6 million was held in cash and cash equivalents and $3.0 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At March 31, 2013 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At March 31, 2013, Royal Preferred LLC had total assets of $23.6 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2013 amounted to 2.43%.

On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company believes this decision better supports the liquidity position of Royal Bank, a wholly owned subsidiary of the Company.  As of March 31, 2013 the trust preferred interest payment in arrears was $2.6 million and has been recorded in interest expense and accrued interest payable. The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014. After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first three months of 2013 and 2012, neither sales nor purchases of lease portfolios were material.

Business results: At March 31, 2013, total assets of Royal Leasing were $38.2 million, including $38.0 million in net leases, as compared to $37.1 million in assets at December 31, 2012.  For the quarter ended March 31, 2013, Royal Leasing had net interest income of $561,000 compared to $581,000 for the comparable period of 2012; provision for lease losses credit of $47,000 versus debit of $109,000 in the comparable quarter of 2012; non-interest income of $130,000 as compared to $156,000 in the first quarter of 2012; and an increase of $116,000 in non-interest expense quarter over quarter.  Prior to partner distributions net income for the quarter ended March 31, 2013 was $622,000, an increase of $240,000 from $382,000 for the three months ended March 31, 2012.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2013, the amount due Royal Bank from RBA Leasing was $35.5 million.

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

Business results: At March 31, 2013 and December 31, 2012, total assets of RIA were $5.9 million.  For the quarter ended March 31, 2013, RIA recorded a net loss of $10,000 compared to net income of $13,000 for the comparable period of 2012.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2013, there were no outstanding loans from Royal Bank to RIA.

Tax Lien Operations

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.  At March 31, 2013, total assets of CSC were $6.6 million.

Business results:  CSC had net interest expense of $63,000 for the quarter ended March 31, 2013 compared to $3,000 for the comparable quarter in 2012.  The $60,000 decline was primarily related to the decline in average lien balances.  CSC recorded a net loss of $112,000 for the three months ended March 31, 2013 compared to $1.0 million for the comparable period of 2012. The $907,000 quarter versus quarter improvement was primarily related to a decline of an $800,000 accrual for a DOJ fine for a settlement with the DOJ related to their investigation that was recorded during the first quarter of 2012.  Additionally, during the first quarter of 2013, CSC recorded a net gain on the sales of OREO of $73,000 compared to a net loss of $121,000 for the comparable period in 2012.  At March 31, 2012, total assets of CSC were $6.6 million, of which $2.8 million was held in net tax liens while at December 31, 2012 total assets were $6.7 million, of which $3.8 million was held in tax liens. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At March 31, 2013, the amount due Royal Bank from CSC was $6.6 million.

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

Business results: RTL’s net interest income of $437,000, for the quarter ended March 31, 2013, decreased $244,000 for the comparable quarter of 2012.  The decrease in net interest income was largely due to a quarter-versus-quarter significant decline in tax liens outstanding.  For the quarter ended March 31, 2013, RTL recorded net income of $144,000 compared to a net loss of $651,000 for the comparable quarter in 2012.  The $795,000 improvement was primarily related to a decline of an $800,000 accrual for a DOJ fine for a settlement with the DOJ related to their investigation that was recorded during the first quarter of 2012.  At March 31, 2013, total assets of RTL were $29.6 million, of which the majority was held in tax liens as compared to total assets at December 31, 2012 of $30.6 million, of which the majority was held in tax liens.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At March 31, 2013, the amount due Royal Bank from RTL was $19.2 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at March 31, 2013 were $751.4 million, a decrease of $22.3 million, or 2.9%, from December 31, 2012.  This decrease was mainly attributed to a reduction of $28.0 million and $7.5 million in investment securities and cash and cash equivalents, respectively.  Cash flows from the investment portfolio including sales, calls and principal payment on mortgage-backed securities and CMOs were redeployed into new loan originations and to fund the reduction in deposits.  Net loans and leases grew $15.8 million while deposits declined $23.5 million.

Cash and Cash Equivalents

Total cash and cash equivalents of $21.3 million at March 31, 2013 decreased $7.5 million from $28.8 million at December 31, 2012.

Investment Securities

AFS investment securities of $321.2 million at March 31, 2013, declined $28.0 million from the level at December 31, 2012.  The decrease was primarily due to slowly changing the mix of interest-earning assets to loans and to fund the intentional run-off of maturing CDs.   FHLB stock was $5.1 million at March 31, 2013 and $6.0 million at December 31, 2012.

The AFS portfolio had gross unrealized losses of $755,000 at March 31, 2013, which improved $191,000 from gross unrealized losses of $946,000 at December 31, 2012.  The decrease in gross unrealized losses on CMOs and corporate bonds were slightly offset by an increase in gross unrealized losses on residential mortgage backed securities, municipal bonds and other securities. There was no OTTI impairment for any of the investments during the first quarter of 2013 or the first quarter of 2012.  The AFS portfolio had net unrealized gains of $5.6 million at March 31, 2013, which increased $240,000 from net unrealized gains of $5.3 million at December 31, 2012.  For the three months ended March 31, 2013, the increase in net unrealized gains was primarily associated with an increase in net unrealized gains related to other securities.

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

Loans and Leases

Total loans and leases of $358.1 million grew $13.9 million, or 4.0%, from the level at December 31, 2012.  The increase was attributed to new loan originations partially offset by balances being paid down, payoffs, charge-offs, and transfers to OREO during the first quarter of 2013.  The higher yielding tax certificates declined $2.0 million, or 8.3%. The Company has become more selective in approving commercial real estate loans. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate and more recently middle market business lending.

The following table represents loan balances by type:

	March 31,	December 31,
(In thousands)	2013	2012
Commercial real estate	$175,397	$167,115
Construction and land development	34,533	37,215
Commercial and industrial	67,512	40,560
Multi-family	11,830	11,756
Residential real estate	6,697	24,981
Leases	38,629	37,347
Tax certificates	22,541	24,569
Consumer	916	1,139
Total gross loans and leases	$358,055	$344,682
Deferred fees, net (1)	-	(517)
Total loans and leases	$358,055	$344,165

1 For the 2013 period net deferred fees were allocated among the loan types.

Deposits

Total deposits, the Company’s primary source of funds, declined $23.5 million, or 4.2%, from $554.9 million at December 31, 2012 to $531.4 million at March 31, 2013.  Time deposits and money market accounts decreased $17.6 million and $5.2 million, respectively from year end 2012.

The following table represents ending deposit balances by type:

(In thousands)	March 31, 2013	December 31, 2012
Demand	$58,239	$58,531
NOW	43,252	43,920
Money Market	174,133	179,359
Savings	17,673	17,472
Time deposits (over $100)	85,510	91,233
Time deposits (under $100)	152,563	164,402
Total deposits	$531,370	$554,917

Borrowings

Total borrowings, which include long-term borrowings and trust preferred securities, amounted to $134.0 million at March 31, 2013 compared to $134.1 million at December 31, 2012. The small reduction is attributable to payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Consolidated shareholders’ equity of $59.0 million at March 31, 2013 increased $597,000, or 1.0%, from $58.4 million at December 31, 2012. The increase was related to an increase of $299,000 in other comprehensive income mostly related to a modest improvement in the valuation of the investment portfolio, a $173,000 increase in non-controlling interest and net income of $118,000 for the first quarter of 2013.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2013, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As shown in the table below, Royal Bank met these requirements at March 31, 2013 and December 31, 2012 and met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2013 and the most recent ten quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2013	$72,906	15.92%	$36,625	8.00%	$45,782	10.00%
At December 31, 2012	$71,891	16.10%	$35,732	8.00%	$45,169	10.00%
Tier I capital (to risk-weighted assets)
At March 31, 2013	$67,064	14.65%	$18,313	4.00%	$27,469	6.00%
At December 31, 2012	$66,164	14.81%	$17,866	4.00%	$27,101	6.00%
Tier I capital (to average assets, leverage)
At March 31, 2013	$67,064	8.96%	$29,954	4.00%	$37,443	5.00%
At December 31, 2012	$66,164	8.53%	$31,012	4.00%	$38,765	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three
months ended
(In thousands)	March 31, 2013
RAP net loss	$(4,251)
Tax lien adjustment, net of noncontrolling interest	4,454
U.S. GAAP net income	$203

	At March 31, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.92%	17.28%	16.10%	17.57%
Tier I capital (to risk-weighted assets)	14.65%	16.01%	14.81%	16.29%
Tier I capital (to average assets, leverage)	8.96%	9.85%	8.53%	9.45%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2013	$89,237	19.00%	$37,574	8.00%	N/A	N/A
At December 31, 2012	$88,838	19.33%	$36,774	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At March 31, 2013	$77,849	16.57%	$18,787	4.00%	N/A	N/A
At December 31, 2012	$77,450	16.85%	$18,387	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At March 31, 2013	$77,849	10.21%	$30,500	4.00%	N/A	N/A
At December 31, 2012	$77,450	9.80%	$31,614	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2013 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the three
months ended
(In thousands)	March 31, 2013
U.S. GAAP net income	$118
Tax lien adjustment, net of noncontrolling interest	(4,454)
RAP net loss	$(4,336)

	At March 31, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.00%	17.68%	19.33%	17.90%
Tier I capital (to risk-weighted assets)	16.57%	14.70%	16.85%	14.82%
Tier I capital (to average assets, leverage)	10.21%	9.00%	9.80%	8.56%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  At March 31, 2013, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At March 31, 2013, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The Company’s level of liquidity is provided by funds invested primarily in mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, corporate bonds and to a lesser extent, federal funds sold.  The overall liquidity position of Royal Bank is monitored on a weekly basis while the remaining legal entities are monitored monthly.

The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios.  The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At March 31, 2013, the Company’s liquidity ratios were more than three times the policy minimums.

On August 13, 2009, the Company’s Board of Directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Board of Directors also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the liquidity position of Royal Bank, a wholly owned subsidiary of the Company.  As of March 31, 2013 the trust preferred interest payment in arrears was $2.6 million and has been recorded in interest expense and accrued interest payable. The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014.  After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity. As of March 31, 2013 the Series A Preferred stock dividend in arrears was $6.3 million and has not been recognized in the consolidated financial statements.

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

The following table shows separately the interest sensitivity of each category of interest-earning assets and interest-bearing liabilities as of March 31, 2013:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$13.4	$-	$-	$-	$7.9	$21.3
Investment securities AFS	33.7	60.7	151.6	69.6	5.6	321.2
Loans:
Fixed rate	24.5	44.1	121.3	49.8	(15.4)	224.3
Variable rate	70.8	49.0	-	-	-	119.8
Total loans	95.3	93.1	121.3	49.8	(15.4)	344.1
Other assets	-	22.1	-	-	42.7	64.8
Total Assets	$142.4	$175.9	$272.9	$119.4	$40.8	$751.4
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$58.2	$58.2
Interest bearing deposits	25.7	77.1	132.3	-	-	235.1
Certificate of deposits	31.2	95.9	95.5	15.5	-	238.1
Total deposits	56.9	173.0	227.8	15.5	58.2	531.4
Borrowings	79.0	-	55.0	-	-	134.0
Other liabilities	-	-	-	-	27.0	27.0
Capital	-	-	-	-	59.0	59.0
Total liabilities & capital	$135.9	$173.0	$282.8	$15.5	$144.2	$751.4
Net interest rate GAP	$6.5	$2.9	$(9.9)	$103.9	$(103.4)
Cumulative interest rate GAP	$6.5	$9.4	$(0.5)	$103.4
GAP to total assets	1%	0%
GAP to total equity	11%	5%
Cumulative GAP to total assets	1%	1%
Cumulative GAP to total equity	11%	16%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At March 31, 2013, floating rate loans with floors and without floors were $81.4 million and $38.4 million, respectively.

REGULATORY ACTIONS

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”). Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At March 31, 2013, based on capital levels calculated under RAP, Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 8.96% and 15.92%, respectively.  Please refer to “Capital Adequacy” under “Financial Condition”.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2013.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.   CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL was terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on discussions with the DOJ and the plea entered by the former President of CSC and RTL, the Company believed that the outcome of the investigation would result in fines and penalties being assessed against CSC, RTL or both.  As a result, the Company accrued $2.0 million during 2012 for a DOJ fine relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which, as stated above, had been previously recognized in the Company’s consolidated financial statements.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied against CSC.

On March 13, 2012, March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division (“the Boyer Action”), Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file a master complaint for the consolidated action.  .  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

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

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2012.

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

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 14, 2013.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 14, 2013.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 14, 2013.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of  Royal Bancshares of Pennsylvania on May 14, 2013.

	101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC
(Registrant)

Dated: May 14, 2013
/s/ Michael S. Thompson
Michael S. Thompson
Principal Financial and Accounting Officer