Form 10-K/A
period 2012-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2013-05-20
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K/A
(Amendment No. 2)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

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

Documents Incorporated by Reference

None

Explanatory Note

Royal Bancshares of Pennsylvania, Inc. (the “Company” or “Royal”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2013, and amended by the 10-K/A filed by Royal on April 30, 2013 (“Amendment No.1”), solely to (i) revise the information contained in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table and footnote 2 thereto contained in Item 11of Part III of Amendment No. 1 and (ii) reflect changes in the number of shares as to which Evelyn R. Tabas has shared voting power as reported in the table titled “Principal Shareholders” and in the table showing the shares owned by directors and executive officers in Item 12 of Part III of Amendment No. 1. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K Filing, Amendment No. 1, and the Company’s other filings with the SEC.

PART III.

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

Summary Compensation Table
							Change In Pension Value
						Non -Equity	and Nonqualified	All Other
				Stock	Option	Incentive Plan	Deferred Compensation	Compensation	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($) (1)	($)	($) (2)	($) (3)	($)

Robert R. Tabas	2012	256,750	-	-	-	-	218,375	110	475,235
Principal Executive Officer	2011	256,750	-	-	-	-	365,533	2,500	624,783
Chairman and CEO (4)	2010	256,750	-	-	-	-	164,273	-	421,023

James J. McSwiggan	2012	197,616	-	-	-	-	173,219	186,523	557,358
President and COO (5)	2011	367,000	-	-	-	-	475,540	2,500	845,040
	2010	367,000	-	-	-	-	221,240	-	588,240

Murray Stempel III	2012	225,560	-	-	-	-	209,660	110	435,330
Vice Chairman (6)	2011	225,560	-	-	-	-	338,750	2,500	566,810
	2010	225,560	-	-	-	-	159,514	-	385,074

Robert A. Kuehl	2012	229,260	-	-	-	-	-	110	229,370
Chief Administrative Officer (7)	2011	206,000	-	-	-	-	-	2,500	208,500
	2010	200,049	-	-	-	-	-	-	200,049

Michael S. Thompson	2012	180,000	-	-	-	-	-	31,666	211,666
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

(2)
The Corporation’s non-qualified deferred compensation plan provides retirement benefits that are based upon years of service and the employee’s compensation. The increase in value reflects the increase in number of years of service in 2012 and the change in the discount rate. See Note 16 “Pension Plans” within the Annual Report on Form 10-K. Amounts listed for 2010 and 2011 have been revised from amounts previously disclosed to correct errors in prior year's actuarial calculations.

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

(7)
Mr. Kuehl served as the Chief Financial Officer of the Corporation and Royal Bank America until September 2012 when he was appointed Chief Administrative Officer of the Corporation and Royal Bank America.

(8)	Mr. Thompson served as the Corporation’s Chief Accounting Officer until September 2012 when he was appointed Chief Financial Officer of the Corporation and Royal Bank America.

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

			Class A Shares		Class B Shares
		Director	Beneficially	Percent of	Beneficially	Percent of
Name	Age	Since	Owned	Class	Owned	Class

Class I Directors
Edward F. Bradley	69	2008	20,000	0.18%	-	0.00%
Linda Tabas Stempel (1) (2) (3) (4)	61	2003	688,030	6.19%	-	0.00%
Howard Wurzak (2)	58	1987	948,457	8.53%	76,366	3.78%
Class II Director Nominees
William R. Hartman	64	2011	5,000	0.04%	-	0.00%
Murray Stempel, III (2) (4)	58	1997	742,603	6.68%	-	0.00%
Robert R. Tabas (1) (2) (5)	57	1988	940,346	8.46%	82,683	3.96%
Class III Directors
F. Kevin Tylus	58	2013	16,667	0.15%	-	0.00%
Michael J. Piracci	67	2010	-	0.00%	-	0.00%
Edward B. Tepper	74	1986	41,171	0.37%	13	0.00%
Other Directors (6)
Wayne R. Huey, Jr.	68	2011	10,000	0.09%	-
Gerard M. Thomchick	57	2011	-	0.00%	-	0.00%

Non-Director Executive Officer
Robert A. Kuehl (7)	64	N/A	8,200	0.07%	-	0.00%
Michael S. Thompson (8)	41	N/A	12,997	0.12%	-	0.00%

All directors and executive officers as a group (13 persons) and Daniel M. Tabas Trust (9)			2,753,510	24.76%	1,279,811	63.34%

(1)
Linda Tabas Stempel, Robert R. Tabas and Nicholas Randazzo share voting and dispositive control over 1,120,779 shares of Class B common stock held in the Daniel M. Tabas Trust. These shares are not included in the share ownership reported in this table for Ms. Stempel or for Mr. Tabas (See footnote (1) on page 3).

(2)
Robert R. Tabas, Murray Stempel, III, Linda Tabas Stempel, Howard Wurzak and members of their immediate families and their affiliates, in the aggregate, own 2,634,047 shares of Class A common stock (23.69% of Class A) and 1,279,798 shares of Class B common stock (63.34% of Class B) or 30.93% of Class A assuming the full conversion of Class B common stock at a current conversion rate of 1.15 shares of Class A common stock for each share of Class B common stock.

(3)
Ms. Stempel disclaims beneficial interest in, and therefore the amount in the table above does not include, 249,650 Class A and 82,919 Class B shares held in the Linda Tabas Stempel Trust since she does not have voting or dispositive power over the shares.

(4)	Linda Tabas Stempel and Murray Stempel, III are married. Mr. Stempel's shares include 5,428 Class A shares related to shares that he has voting and dispositive power for a grandchild of Evelyn Tabas.
(5)
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

(6)	Mr. Kuehl served as the Corporation’s Chief Financial Officer from October 2008 until September 2012. Mr. Kuehl is currently the Corporation’s Chief Administrative Officer.
(7)	Mr. Thompson became the Corporation’s Chief Financial Officer in September 2012. Prior to September 2012, Mr. Thompson served as the Corporation’s Chief Accounting Officer.
(8)
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

	Class A Shares		Class B Shares
Name and Address of	Beneficially	Percent of	Beneficially	Percent of
Beneficial Owner	Owned	Class	Owned	Class

Daniel M. Tabas, Trust (1)	-	0.00%	1,120,779	55.47%
915 Montgomery Avenue
Narberth, PA 19072

Evelyn R. Tabas (2) (3)	573,835	5.16%	164,991	8.17%
543 Mulberry Lane
Narberth, PA 19072

Lee Evan Tabas (4)	1,370,679	12.33%	149,662	7.41%
355 W. Lancaster Avenue
Haverford, PA 19041

Carol Tabas (5)	641,601	5.78%	-	0.00%
39 Rosemont Lane
Pittsburgh, PA 15217

Susan Tabas Tepper (6)	604,995	5.44%	-	0.00%
717 Eagle Farm Road
Villanova, PA 19085

(1)	The trustees for the Daniel M. Tabas Trust are, Robert R. Tabas, Linda Tabas Stempel and Nicholas Randazzo, who as a group have voting rights and dispositive control of these shares.
(2)
The shares beneficially owned by Evelyn R. Tabas consist of: (a) 22,367 shares of Class A common stock owned and voted solely by Evelyn R. Tabas and 6,489 options currently exercisable to purchase shares of Class A common stock, (b) 249,650 Class A and 82,919 Class B shares in the Linda Tabas Stempel Trust, and (c) 219,074 Class A and 82,041 Class B shares in the Carol Tabas Stofman Trust.

(3)
Evelyn R. Tabas has sole power to vote and dispose of 76,255 shares of Class A common stock and 31 shares of Class B common stock from numerous custodial accounts and a trust for the Tabas grandchildren.

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

(6)
The shares beneficially owned by Susan Tabas Tepper consist of 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for Susan Tabas Tepper from Evelyn R. Tabas of which she has sole voting and dispositive power subject to the terms of the trust agreement. Ms. Tepper disclaims beneficial interest in, and therefore the amount in the table does not include, 265,277 Class A shares and 82,647 Class B shares held in the Susan Tabas Tepper Trust since she does not have voting or dispositive power over the shares.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ Michael S. Thompson
Michael S. Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)
May 20, 2013

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

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Company’s Registration Statement No. 333-25855, on Form S-8 filed with the Commission on April 5, 1997.)*

10.4	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007.)*

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

10.14
Consulting Agreement, dated as of July 12, 2012, among James J. McSwiggan, Royal Bancshares of Pennsylvania, Inc., and Royal Bank America. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2012.)

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