Form 10-Q
period 2013-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2013-08-14
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from: to
Commission file number: 0-26366

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Exact name of the registrant as specified in its charter)

PENNSYLVANIA	23-2812193
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

732 Montgomery Avenue, Narberth, PA19072
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

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock Outstanding at July 31, 2013
$2.00 par value	10,957,114

Class B Common Stock Outstanding at July 31, 2013
$0.10 par value	2,074,099

PART I – FINANCIAL STATEMENTS
Item 1.	Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	(In thousands, except share data)
Cash and due from banks	$9,056	$10,621
Interest bearing deposits	15,726	18,181
Total cash and cash equivalents	24,782	28,802
Investment securities available-for-sale ("AFS”)	304,117	349,203
Other investment, at cost	2,250	2,250
Federal Home Loan Bank ("FHLB") stock, at cost	4,594	6,011
Loans and leases held for sale ("LHFS")	1,419	1,572
Loans and leases held for investment ("LHFI")	367,867	344,165
Less allowance for loan and lease losses	15,179	17,261
Net loans and leases	352,688	326,904
Bank owned life insurance	14,852	14,585
Accrued interest receivable	8,733	10,256
Other real estate owned ("OREO"), net	13,002	13,435
Premises and equipment, net	4,709	5,232
Other assets	17,455	15,466
Total assets	$748,601	$773,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$66,121	$58,531
Interest bearing	459,549	496,386
Total deposits	525,670	554,917
Short-term borrowings	10,000	-
Long-term borrowings	98,108	108,333
Subordinated debentures	25,774	25,774
Accrued interest payable	4,917	3,760
Other liabilities	30,857	22,517
Total liabilities	695,326	715,301
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at June 30, 2013 and December 31, 2012	29,668	29,396
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 11,431,638 at June 30, 2013 and December 31, 2012	22,863	22,863
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,020,449 at June 30, 2013 and December 31, 2012	202	202
Additional paid in capital	126,092	126,287
Accumulated deficit	(118,037)	(117,080)
Accumulated other comprehensive loss	(4,017)	(142)
Treasury stock - at cost, shares of Class A, 481,821 and 498,488 at June 30, 2013 and December 31, 2012, respectively	(6,738)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	50,033	54,555
Noncontrolling interest	3,242	3,860
Total equity	53,275	58,415
Total liabilities and shareholders’ equity	$748,601	$773,716

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income
Loans and leases, including fees	$5,444	$6,651	$10,905	$13,468
Investment securities available-for-sale	1,291	1,763	2,575	3,743
Deposits in banks	8	9	15	18
Total Interest Income	6,743	8,423	13,495	17,229
Interest expense
Deposits	1,005	1,573	2,078	3,201
Short-term borrowings	11	15	11	308
Long-term borrowings	781	929	1,688	1,821
Total Interest Expense	1,797	2,517	3,777	5,330
Net Interest Income	4,946	5,906	9,718	11,899
(Credit) provision for loan and lease losses	(163)	1,515	(414)	1,599
Net Interest Income after (Credit) Provision for Loan and Lease Losses	5,109	4,391	10,132	10,300

Other income
Net gains on sales of other real estate owned	418	255	580	117
Service charges and fees	325	277	638	578
Income from bank owned life insurance	131	137	267	275
Net gains on the sale of AFS investment securities	25	20	70	159
Gain on sale of premises and equipment	2	-	678	-
Income related to real estate owned via equity investments	-	19	-	38
Gains on sales of loans and leases	-	1,964	16	2,005
Other income	60	132	120	293
Total other-than-temporary impairment on investment securities	-	(859)	-	(859)
Total Other Income	961	1,945	2,369	2,606
Other expenses
Employee salaries and benefits	2,662	3,167	5,451	6,051
Loss contingency	1,650	-	1,650	-
Professional and legal fees	808	1,306	1,468	2,310
Occupancy and equipment	546	571	1,116	1,120
OREO expenses and impairment	528	996	897	2,274
Pennsylvania shares tax	283	322	557	637
FDIC and state assessments	261	285	528	491
Loan collection expenses	142	670	278	193
Directors' fees	117	107	218	209
Impairment on loans held for sale	53	-	153	-
Restructuring charges	24	-	111	-
Department of Justice fine	-	400	-	2,000
Other operating expenses	493	768	1,280	1,374
Total Other Expenses	7,567	8,592	13,707	16,659
Loss Before Tax Expense (Benefit)	(1,497)	(2,256)	(1,206)	(3,753)
Income tax expense (benefit)	-	-	-	-
Net Loss	$(1,497)	$(2,256)	$(1,206)	$(3,753)
Less net loss attributable to noncontrolling interest	$(694)	$(306)	$(521)	$(934)
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(803)	$(1,950)	$(685)	$(2,819)
Less Preferred stock Series A accumulated dividend and accretion	$518	$508	$1,033	$1,014
Net loss to common shareholders	$(1,321)	$(2,458)	$(1,718)	$(3,833)
Per common share data
Net loss – basic and diluted	$(0.10)	$(0.19)	$(0.13)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Loss - (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net loss	$(1,497)	$(2,256)	$(1,206)	$(3,753)
Other comprehensive loss, net of tax (benefit)
Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during period	(4,253)	(593)	(4,018)	(229)
Less adjustment for impaired investments[1]	-	(558)	-	(558)
Less reclassification adjustment for gains realized in net income loss[2]	16	13	46	103
Unrealized (losses) gains on investment securities	(4,269)	(48)	(4,064)	226
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization[3]	(95)	(63)	(189)	(114)
Other comprehensive (loss) income	(4,174)	15	(3,875)	340
Comprehensive loss	$(5,671)	$(2,241)	$(5,081)	$(3,413)
Less net loss attributable to noncontrolling interest	(694)	(306)	(521)	(934)
Comprehensive loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(4,977)	$(1,935)	$(4,560)	$(2,479)

The accompanying notes are an integral part of these consolidated financial statements.

1Amounts are included in total other-than-temporary impairment on investment securities on the Consolidated Statements of Operations in total non-interest income.

2Amounts are included in net gains on the sale of available for sale investment securities on the Consolidated Statements of Operations in total non-interest income.

3 Amounts are included in salaries and benefits on the Consolidated Statements of Operations in non-interest expense.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Six months ended June 30, 2013
(unaudited)
(In thousands, except share data)	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Non controlling	Total Shareholders'
	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2013	$29,396	11,432	$22,863	2,020	$202	$126,287	$(117,080)	$(142)	$(6,971)	$3,860	$58,415
Comprehensive loss
Net loss							(685)			(521)	(1,206)
Other comprehensive loss, net of reclassifications and taxes								(3,875)			(3,875)
Distributions to noncontrolling interests										(97)	(97)
Accretion of discount on preferred stock	272						(272)				-
Treasury shares issued for compensation						(208)			233		25
Stock option expense						13					13
Balance June 30, 2013	$29,668	11,432	$22,863	2,020	$202	$126,092	$(118,037)	$(4,017)	$(6,738)	$3,242	$53,275

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Six months ended June 30, 2012
(unaudited)

(In thousands, except share data)	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Non controlling	Total Shareholders'
	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2012	$28,878	11,362	$22,723	2,081	$208	$126,245	$(100,803)	$800	$(6,971)	$4,865	$75,945
Comprehensive loss
Net loss							(2,819)			(934)	(3,753)
Other comprehensive income, net of reclassifications and taxes								340			340
Common stock conversion from Class B to Class A		8	17	(7)	(1)		(16)				-
Accretion of discount on preferred stock	254						(254)				-
Stock option expense						28					28
Balance June 30, 2012	$29,132	11,370	$22,740	2,074	$207	$126,273	$(103,892)	$1,140	$(6,971)	$3,931	$72,560

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Six months ended June 30,

(In thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(685)	$(2,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	190	204
Stock compensation expense	13	28
(Credit) provision for loan and lease losses	(414)	1,599
Impairment charge for other real estate owned	341	1,049
Net amortization of AFS investment securities	2,601	2,910
Net accretion on loans	(151)	(132)
Net gains on sales of other real estate	(580)	(117)
Proceeds from sales of loans and leases	123	11,000
Net gains on sales of premises and equipment	(678)	-
Gains on sales of loans and leases	(16)	(2,005)
Net gains on sales of AFS investment securities	(70)	(159)
Distribution from investments in real estate	-	(38)
Income from bank owned life insurance	(267)	(275)
Impairment of loans held for sale	153	-
Impairment of AFS investment securities	-	859
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,523	3,592
(Increase) decrease in other assets	(1,989)	331
Increase in accrued interest payable	1,157	1,649
Increase in other liabilities	8,340	1,980
Net cash provided by operating activities	9,591	19,656
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	62,193	69,917
Proceeds from sales of AFS investment securities	20,428	11,902
Purchase of AFS investment securities	(46,386)	(113,125)
Redemption of Federal Home Loan Bank stock	1,417	826
Net (increase) decrease in loans	(27,682)	31,468
Purchase of premises and equipment	(110)	(157)
Proceeds from the sales of premises and equipment	1,121	-
Distribution from investments in real estate	-	38
Proceeds from sales of real estate owned	4,880	5,453
Net cash provided by investing activities	15,861	6,322
Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	5,871	(2,856)
(Decrease) increase in money market and savings accounts	(14,469)	10,953
Decrease in certificates of deposit	(20,649)	(1,721)
Repayments of short-term borrowings	-	(39,218)
Repayments of long-term borrowings	(50,225)	(224)
Proceeds from short-term borrowings	10,000	-
Proceeds from long-term borrowings	40,000	15,000
Net cash used in financing activities	(29,472)	(18,066)
Net (decrease) increase in cash and cash equivalents	(4,020)	7,912
Cash and cash equivalents at the beginning of the period	28,802	24,506
Cash and cash equivalents at the end of the period	$24,782	$32,418
Supplemental Disclosure
Interest paid	$2,620	$3,681
Transfers to other real estate owned	$4,208	$9,096

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2012 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net loss for the periods presented herein as a result of reclassification.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  Because of the significant differences in requirements under U.S. GAAP and IFRS, FASB and the International Accounting Standards Board (“IASB”) are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04).ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements.  ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  Currently there is diversity in practice in the presentation of unrecognized tax benefits.  The aim of ASU 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for circumstances outlined in ASU 2013-11.  For public companies ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.  The adoption of ASU 2013-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2.	Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Memorandum of Understanding

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”).  Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At June 30, 2013, based on capital levels calculated under regulatory accounting principles (“RAP”), Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 9.09% and 15.45%, respectively.  Please refer to “Note 11 – Regulatory Capital Requirements” to the consolidated financial statements.

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

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under Federal Reserve Agreement, and it was replaced with an informal agreement, an MOU, with the Federal Reserve Bank, effective July 17, 2013.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s common stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the two MOUs may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the MOUs. Additionally, the Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the MOUs. Attracting new management talent is critical to the success of our business and could be potentially effected due to the existence of the MOUs.

Significant Losses

For the period 2008 through 2012, the Company has recorded significant losses totaling $119.6 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on other real estate owned (“OREO”), credit related expenses and the establishment of a deferred tax valuation allowance.  For the second quarter of 2013, the Company recorded a net loss of $803,000 compared to a net loss of $2.0 million for the comparable period in 2012. The quarter over quarter decline in net loss was mainly related to a $1.7 million decline in provision for loan and lease losses, a $943,000 decrease in credit related expenses and an $859,000 decline in other-than-temporary impairment on investment securities.  Partially offsetting these items was a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis.  Additionally for the second quarter of 2013 net interest income declined $960,000 from the comparable quarter in 2012.  For the six months ended June 30, 2013, the Company recorded a net loss of $685,000 compared to a net loss of $2.8 million for the same period in 2012.  The decline in net loss was mainly related to a $2.0 million decline in provision for loan and lease losses and a $1.1 million decrease in credit related expenses and an $842,000 decline in professional and legal fees.  Partially offsetting these items was a decrease in net interest income of $2.2 million.  In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  The Company’s deferred tax valuation allowance amounted to $39.6 million at June 30, 2013.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax asset which equaled $41.5 million at June 30, 2013.

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

The Company had non-performing loans of $17.8 million and $23.0 million at June 30, 2013 and December 31, 2012, respectively.  The Company recorded $311,000 and  $2.4 million in charge-offs and write-downs for the three and six months ended June 30, 2013, respectively compared to $628,000 and $781,000 in charge-offs and write-downs for the comparable periods of 2012, respectively.  OREO balances were $13.0 million at June 30, 2013 and $13.4 million at December 31, 2012.

Royal Bank was successful in reducing net classified loans, which includes LHFS and OREO from $51.8 million at December 31, 2012 to $45.6 million at June 30, 2013.  Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $1.3 million at June 30, 2013 versus $4.6 million at December 31, 2012. Material advances on any classified or delinquent loan are to be approved by the Board of Directors and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. Royal Bank recorded $859,000 in other-than-temporary-impairment (“OTTI”) losses during the six months ended June 30, 2012 compared to $0 for the comparable period in 2013.

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

Commercial real estate, multi-family and construction and land development loans held for investment were $227.0 million at June 30, 2013 comprising 62% of total loans compared to $216.1 million at December 31, 2012 comprising 63% of total loans.  Based on capital levels calculated under U.S. GAAP and RAP, Royal Bank does not have a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006. Please see discussion in “Note 11 – Regulatory Capital Requirements” to the consolidated financial statements.

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels.  As discussed in “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements, Royal Bank has an over collateralized delivery requirement of 105% with the FHLB as a result of the level of non-performing assets and the losses that have been experienced over the past five years.  The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of June 30, 2013, Royal Bank had $21.5 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at June 30, 2013, Royal Bank had $164.6 million in unpledged agency securities that were available to be pledged as collateral if needed and $23.5 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was $7.9 million at June 30, 2013, and was based on collateral pledged.

At June 30, 2013, the liquidity to deposits ratio was 42.6% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 32.8% compared to Royal Bank’s 10% policy target.  Borrowings were $108.1 million and $108.3 million at June 30, 2013and December 31, 2012, respectively.

The Company also has unfunded pension plan obligations, which potentially could impact liquidity, of $16.7 million as of June 30, 2013 compared to $16.9 million at December 31, 2012.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of June 30, 2013, the Series A Preferred stock dividend in arrears was $6.8 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios. Please read “Note 11 - Regulatory Capital Requirements” to the consolidated financial statements. As of June 30, 2013 the trust preferred interest payment in arrears was $2.8 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the liquidity position of Royal Bank. The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014. After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.

At June 30, 2013, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve MOU the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2013 and the previous eleven quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the consolidated financial statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the FDIC MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At June 30, 2013, based on capital levels calculated under RAP, Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 9.09% and 15.45%, respectively.

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

Additionally a number of lawsuits have been filed in the Superior Court of New Jersey against the former President of CSC and RTL, CSC, RTL, Royal Bancshares of Pennsylvania and certain other parties on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations. These lawsuits allege violations of the New Jersey Antitrust Act and unjust enrichment, and seek treble damages, attorney fees and injunctive relief.  CSC, RTL and Royal Bancshares removed these cases to the U.S. District Court for the District of New Jersey. On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file a master complaint for the consolidated action.   On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court. During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  Subsequently, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC, and RTL reached an agreement in principle with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is contingent upon negotiation of a definitive settlement agreement and is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

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

In order to meet the requirements in the previous Orders, the previous Federal Reserve Agreement, and the current MOUs, management adopted a strategy to deleverage the balance sheet in order to maintain capital ratios at required regulatory minimums. The Board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the FDIC MOU.  As a result, the Board and management have developed a contingency plan to maintain capital ratios at required levels which may include selling interest-earning assets. This strategy also assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.  The deleveraging was largely accomplished by the continued reduction of brokered deposits from $89.1 million at December 31, 2010 to $0 as of June 30, 2013.  In addition, borrowings were reduced by $46.8 million during the same period.  The Company’s strategic plan includes improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, and returning to profitability.

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

The Company is focused on transitioning Royal Bank into a more traditional community bank with the branches becoming selling centers and not just service centers.  Traditional consumer products such as home equity loans and a new mobile banking application are part of the expanded product offerings.  Recently the Company launched a new website, which takes advantage of the latest technologies and trends in web development, including responsive design which reformats content to fit any screen, improving both aesthetics and user experience.  Visitors will also find a renewed emphasis on our most important products and services, including quick links to key revenue driving product lines, our newly launched secure home equity application and our powerful online and mobile banking tools.  With the recent retirement of Royal Bank’s Senior Vice President of Branch Administration, the Company has launched an executive search for a retail executive with prior experience in expanding retail sales capabilities, refreshing the branch footprint and achieving further penetration of its recently-expanded retail and web-based products.

The Company has developed a management Profitability Improvement Plan (the “Plan”) to generate steady revenue growth, expense management and gain operational efficiencies. Specific initiatives of the Plan effectuated in the first two quarters of 2013 focused on adjustments to personnel of the Company and discretionary expenses. These efforts, which included a 9% reduction in workforce and an annualized reduction of approximately 10% of discretionary expenses, were implemented and enhanced day-to-day operations and the ability of the Company to drive new revenue.  The Company has reorganized and relocated certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish these objectives.  Additionally, the Company is currently developing a facilities rationalization plan as part of the overall strategic goal to return to profitability.   During the first quarter of 2013, the Company sold its storage facility site in Philadelphia and a building in Narberth that housed the training center.  The Company recorded gains of $676,000 as a result of these sales.  In January 2013, Royal Bank consolidated the leased Henderson Road office between the King of Prussia and Bridgeport offices and retained the majority of the deposits.  Additionally, in April 2013, to achieve operational efficiencies, the tax lien subsidiaries relocated from their leased office space in Jenkintown, Pennsylvania to the corporate location in Narberth.  As a result of the reduction in workforce and the vacating of leased real estate, the Company recorded $111,000 in restructuring charges directly related to one-time employee termination benefits and an effective termination of a lease.  During the third quarter of 2013, the Company will consolidate the 15th Street branch office into the Walnut Street branch office, which are both located in Center City Philadelphia.  The Company continues to review its retail footprint and will explore additional branch office relocations, consolidations or both.  The Company also is implementing a unique opportunity to reduce employee expenses as certain individuals will become employees of a local company who in turn will provide servicing of the remaining tax lien and non-performing assets portfolios. Those portfolios continue to diminish per the Company's strategic plan. This outsourcing arrangement allows the Company to focus on the expansion of its core banking products while de-emphasizing legacy non-core activity such as tax liens.  The Company has targeted to have the Plan fully implemented by the end of 2013. Through the reorganizing of the Lending and Credit departments during the last half of 2012, Royal Bank was able to increase LHFI $23.7 million from $344.2 million at December 31, 2012 to $367.9 million at June 30, 2013. All of these plans are focused on repositioning the Company for 2013 and beyond.

Note 3.	Investment Securities

The carrying value and fair value of investment securities AFS at June 30, 2013 are as follows:

		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
U.S. government agencies	$74,354	18	(3,200)	$-	$71,172
Mortgage-backed securities-residential	33,271	375	(724)	-	32,922
Collateralized mortgage obligations-residential	178,476	2,958	(925)	-	180,509
Corporate bonds	9,785	37	(92)	-	9,730
Municipal bonds	5,519	-	(188)	-	5,331
Other securities	3,676	880	(149)	-	4,407
Common stocks	33	13	-	-	46
Total available for sale	$305,114	$4,281	$(5,278)	$-	$304,117

The carrying value and fair value of investment securities AFS at December 31, 2012 are as follows:

		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
U.S. government agencies	$66,371	$151	$(78)	$-	$66,444
Mortgage-backed securities-residential	30,038	518	(47)	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,556	5,031	(611)	-	233,976
Non-agency	1,007	4	-	-	1,011
Corporate bonds	7,477	32	(72)	-	7,437
Municipal bonds	5,645	-	(30)	-	5,615
Other securities	3,752	520	(108)	-	4,164
Common stocks	33	14	-	-	47
Total available for sale	$343,879	$6,270	$(946)	$-	$349,203

The amortized cost and fair value of investment securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2013
(In thousands)	Amortized cost	Fair value
Within 1 year	$15,906	$15,301
After 1 but within 5 years	5,445	5,406
After 5 but within 10 years	35,874	34,413
After 10 years	32,433	31,113
Mortgage-backed securities-residential	33,271	32,922
Collateralized mortgage obligations-residential	178,476	180,509
Total available for sale debt securities	301,405	299,664
No contractual maturity	3,709	4,453
Total available for sale securities	$305,114	$304,117

Proceeds from the sales of investments AFS during the three months ended June 30, 2013 and 2012 were $8.3 million and $75,000, respectively.  Proceeds from the sales of investments AFS for the six months ended June 30, 2013 and 2012 were $20.4 million and $11.9 million, respectively.  The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2013	2012	2013	2012
Gross realized gains	$43	$29	$181	$340
Gross realized losses	(18)	(9)	(111)	(181)
Net realized gains	$25	$20	$70	$159

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

The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2013	2012	2013	2012
Other securities	$-	$859	$-	$859
Total OTTI charges	$-	$859	$-	$859

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2013 and 2012 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2013	2012
Balance at January 1,	$173	$173
Reductions for securities sold during the period (realized)	(173)	-
Balance at June 30,	$-	$173

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

June 30, 2013	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$58,159	$(3,200)	$-	$-	$58,159	$(3,200)
Mortgage-backed securities-residential	19,201	(724)	-	-	19,201	(724)
Collateralized mortgage obligations-residential	39,185	(920)	2,642	(5)	41,827	(925)
Corporate bonds	4,035	(50)	958	(42)	4,993	(92)
Municipal bonds	5,331	(188)	-	-	5,331	(188)
Other securities	270	(50)	205	(99)	475	(149)
Total available-for-sale	$126,181	$(5,132)	$3,805	$(146)	$129,986	$(5,278)

December 31, 2012	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$23,818	$(78)	$-	$-	$23,818	$(78)
Mortgage-backed securities-residential	7,280	(47)	-	-	7,280	(47)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	44,937	(592)	3,975	(19)	48,912	(611)
Corporate bonds	2,165	(13)	941	(59)	3,106	(72)
Municipal bonds	4,597	(21)	882	(9)	5,479	(30)
Other securities	289	(38)	255	(70)	544	(108)
Total available-for-sale	$83,086	$(789)	$6,053	$(157)	$89,139	$(946)

The AFS portfolio had gross unrealized losses of $5.3 million and $946,000 at June 30, 2013 and December 31, 2012, respectively.  The considerable increase in the gross unrealized loss was directly impacted by the $3.1 million increase in the gross unrealized loss on government agency debt securities.  These securities carry lower coupons and their market value was negatively impacted by a 45% increase in the 10-year Treasury yield from 1.76% at December 31, 2012 to 2.55% at June 30, 2013.  The Company did not record OTTI charges in 2013.  For the three and six months ended June 30, 2012, the Company recorded $859,000 in OTTI on a private equity real estate fund due to the fund’s financial performance.  In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of June 30, 2013, the Company had two common stocks of financial institutions with a total fair value of $46,000 and an unrealized gain of $13,000.  During the first quarter of 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

U.S. government-sponsored agencies (“U.S. Agencies”):  As of June 30, 2013, the Company had 20 callable U.S. Agencies with a fair value of $58.2 million and gross unrealized losses of $3.2 million.  All of these U.S. Agencies have been in an unrealized loss position for twelve months or less.  Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2013.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of June 30, 2013 the Company had seven mortgage-backed securities with a fair value of $19.2 million and gross unrealized losses of $724,000. All of these mortgage-backed securities have been in an unrealized loss position for twelve months or less. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2013.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of June 30, 2013, the Company had 14 Agency CMOs with a fair value of $41.8 million and gross unrealized losses of $925,000. Twelve of the Agency CMOs have been in an unrealized loss position for twelve months or less. The two Agency CMOs that have been in an unrealized loss position for more than twelve months have a fair market value of $2.6 million and an unrealized loss of $5,000 at June 30, 2013. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2013.

Corporate bonds:  As of June 30, 2013, the Company had five corporate bonds with a fair value of $5.0 million and gross unrealized losses of $92,000.  Four bonds have been in an unrealized loss position for twelve months or less. The one bond that has been in an unrealized loss position for more than twelve months has a fair market value of $958,000 and an unrealized loss of $42,000 at June 30, 2013.   All five bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilizes discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on these bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider these bonds to be other-than-temporarily impaired at June 30, 2013.

Municipal bonds:  As of June 30, 2013, the Company had seven municipal bonds with a fair value of $5.3 million and gross unrealized losses of $188,000.  The municipal bonds have been in an unrealized loss position for twelve months or less and are investment grade. Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at June 30, 2013.

Other securities:  As of June 30, 2013, the Company had seven investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and its near-term projections.  At June 30, 2013, two of the private equity funds had a combined fair value of $475,000 and a gross unrealized loss of $149,000.  OTTI charges were recorded in a prior period on these two funds.  One of the private equity funds has been in an unrealized loss for more than twelve months. The Company receives capital distributions on this fund.  Management concluded that there was no additional impairment on these two funds as of June 30, 2013.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.	Loans and Leases

Major classifications of LHFI are as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Commercial real estate	$180,601	$167,115
Construction and land development	34,696	37,215
Commercial and industrial	66,985	40,560
Multi-family	11,736	11,756
Residential real estate	15,873	24,981
Leases	38,497	37,347
Tax certificates	18,578	24,569
Consumer	901	1,139
Total gross loans	$367,867	$344,682
Deferred fees, net*	-	(517)
Total loans and leases	$367,867	$344,165

*For the 2013 period net deferred fees were allocated among the loan types.

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at June 30, 2013.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

Loans and leases are classified as LHFI when management has the intent and ability to hold the loan or lease for the foreseeable future or until maturity or payoff.  LHFI are stated at their outstanding unpaid principal balances, net of an allowance for loan and leases losses (“ALLL”) and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (Interest Income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

At June 30, 2013 and December 31, 2012, the Company’s LHFS were $1.4 million and $1.6 million, respectively, and were comprised of one non-accrual commercial real estate loan. This loan was transferred from LHFI at the lower of cost or fair market value using expected net sales proceeds.  For the three and six months ended June 30, 2013, the Company recorded additional impairment of $53,000 and $153,000, respectively.

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

The following tables present risk ratings for each loan portfolio segment at June 30, 2013 and December 31, 2012, excluding LHFS.

June 30, 2013			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$95,756	$50,340	$22,118	$3,703	$8,684	$180,601
Construction and land development	5,235	13,910	12,221	575	2,755	34,696
Commercial and industrial	39,394	12,721	674	10,514	3,682	66,985
Multi-family	9,025	2,130	581	-	-	11,736
Residential real estate	15,382	-	-	-	491	15,873
Leases	38,050	195	12	-	240	38,497
Tax certificates	18,094	-	-	-	484	18,578
Consumer	831	70	-	-	-	901
Total LHFI	$221,767	$79,366	$35,606	$14,792	$16,336	$367,867

December 31, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$64,308	$69,510	$19,529	$3,423	$10,345	$167,115
Construction and land development	2,139	13,872	16,343	581	4,280	37,215
Commercial and industrial	14,764	10,774	92	9,969	4,961	40,560
Multi-family	9,019	2,034	703	-	-	11,756
Residential real estate	15,125	6,634	602	1,626	994	24,981
Leases	36,755	325	16	-	251	37,347
Tax certificates	23,968	-	-	-	601	24,569
Consumer	926	213	-	-	-	1,139
Subtotal LHFI	$167,004	$103,362	$37,285	$15,599	$21,432	$344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

The past due status of all classes of loans and leases receivable is determined based on contractual due dates for loan payments. Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.  The following tables present an aging analysis of past due payments for each loan portfolio segment at June 30, 2013 and December 31, 2012, excluding LHFS.

June 30, 2013	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$176	$-	$-	$8,684	$171,741	$180,601
Construction and land development	-	-	-	2,755	31,941	34,696
Commercial and industrial	-	-	-	3,682	63,303	66,985
Multi-family	-	-	-	-	11,736	11,736
Residential real estate	595	299	-	491	14,488	15,873
Leases	194	12	-	240	38,051	38,497
Tax certificates	-	-	-	484	18,094	18,578
Consumer	-	-	-	-	901	901
Total LHFI	$965	$311	$-	$16,336	$350,255	$367,867

December 31, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$1,548	$1,486	$-	$10,345	$153,736	$167,115
Construction and land development	-	-	-	4,280	32,935	37,215
Commercial and industrial	200	-	-	4,961	35,399	40,560
Multi-family	-	-	-	-	11,756	11,756
Residential real estate	562	486	-	994	22,939	24,981
Leases	325	16	-	251	36,755	37,347
Tax certificates	-	-	-	601	23,968	24,569
Consumer	-	-	-	-	1,139	1,139
Subtotal LHFI	$2,635	$1,988	$-	$21,432	$318,627	$344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

The following tables detail the composition of the non-accrual loans at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Commercial real estate	$8,684	$605	$10,345	$835
Construction and land development	2,755	-	4,280	820
Commercial and industrial	3,682	12	4,961	255
Residential real estate	491	15	994	14
Leases	240	67	251	55
Tax certificates	484	101	601	47
Total non-accrual LHFI	$16,336	$800	$21,432	$2,026
Non-accrual loans held for sale
Commercial real estate	$1,419	$-	$1,572	$-
Total non-accrual LHFS	$1,419	$-	$1,572	$-
Total non-accrual loans	$17,755	$800	$23,004	$2,026

Total non-accrual loans at June 30, 2013 were $17.8 million and were comprised of $16.4 million in LHFI and $1.4 million in LHFS.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $5.2 million decrease was the result of a $4.3 million reduction in existing non-accrual loan balances through payments and payoffs, $2.2 million in charge-offs related to specific reserves on LHFI, $153,000 write down on the LHFS and $100,000 in transfers to OREO, which were partially offset by additions of $1.6 million. If interest had been accrued, such income would have been approximately $453,000 and $979,000 for the three and six months ended June 30, 2013, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter.  Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Total cash collected on impaired loans during the six months ended June 30, 2013 and June 30, 2012 was $5.9 million and $17.8 million respectively, of which $5.6 million and $15.6 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2013	2012
Impaired loans with a valuation allowance	$8,401	$9,405
Impaired loans without a valuation allowance	17,885	19,423
Impaired LHFS	1,419	1,572
Total impaired loans	$27,705	$30,400

Valuation allowance related to impaired loans	$800	$2,026

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At June 30, 2013, the Company had 14 TDRs, of which seven are on non-accrual status, with a total carrying value of $20.4 million.  At the time of the modifications, seven of the loans were already classified as impaired loans.   At December 31, 2012, the Company had 12 TDRs with a total carrying value of $21.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.  During 2013, the Company received pay downs and payoffs of $3.4 million and recorded specific reserve charge-offs of $1.1 million.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at June 30, 2013.

(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs

Construction and land development	4	$1,328	$512	$1,840
Commercial real estate	5	4,338	7,483	11,821
Commercial and industrial	3	4,536	2,054	6,590
Residential real estate	2	-	134	134
Total	14	$10,202	$10,183	$20,385

At June 30, 2013, all of the TDRs were in compliance with their restructured terms.

The following tables present the newly restructured loans that occurred during the three and six months ended June 30, 2013.  There were no newly restructured loans for the comparable periods in 2012.

	Modifications by type for the three months ended June 30, 2013
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	2	$-	$-	$-	$3,741	$3,741	$3,761	$3,761
Total	2	$-	$-	$-	$3,741	$3,741	$3,761	$3,761

	Modifications by type for the six months ended June 30, 2013
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	2	$-	$-	$-	$3,741	$3,741	$3,761	$3,761
Commercial and industrial	1	-	-	-	83	83	87	87
Total	3	$-	$-	$-	$3,824	$3,824	$3,848	$3,848

Note 5.	Allowance for Loan and Lease Losses

The following tables present the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment for the three and six months ended June 30, 2013, the year ended December 31, 2012 and the three and six months ended June 30, 2012.

Allowance for Loan and Leases Losses
For the three months ended June 30, 2013

(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$8,103	$2,078	$2,713	$658	$168	$1,061	$384	$18	$206	$15,389
Charge-offs	-	-	(21)	-	-	(99)	(138)	-	-	(258)
Recoveries	23	95	6	-	5	10	72	-	-	211
Provision	(174)	(156)	(233)	(70)	180	27	268	-	(5)	(163)
Ending balance	$7,952	$2,017	$2,465	$588	$353	$999	$586	$18	$201	$15,179
Ending balance: related to loans individually evaluated for impairment	$605	$-	$12	$-	$15	$67	$101	$-	$-	$800
Ending balance: related to loans collectively evaluated for impairment	$7,347	$2,017	$2,453	$588	$338	$932	$485	$18	$201	$14,379

Allowance for Loan and Leases Losses
For the six months ended June 30, 2013

(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(835)	(820)	(195)	-	-	(108)	(285)	-	-	(2,243)
Recoveries	127	191	9	-	156	20	72	-	-	575
Provision	(90)	(341)	727	(66)	(901)	(21)	327	(11)	(38)	(414)
Ending balance	$7,952	$2,017	$2,465	$588	$353	$999	$586	$18	$201	$15,179
Ending balance: related to loans individually evaluated for impairment	$605	$-	$12	$-	$15	$67	$101	$-	$-	$800
Ending balance: related to loans collectively evaluated for impairment	$7,347	$2,017	$2,453	$588	$338	$932	$485	$18	$201	$14,379

Loans Held for Investment and Evaluated for Impairment
For the three and six months ended June 30, 2013

(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$180,601	$34,696	$66,985	$11,736	$15,873	$38,497	$18,578	$901	$-	$367,867
Ending balance: individually evaluated for impairment	$13,022	$4,082	$8,038	$-	$-	$169	$484	$-	$-	$25,795
Ending balance: collectively evaluated for impairment	$167,579	$30,614	$58,947	$11,736	$15,873	$38,328	$18,094	$901	$-	$342,072

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$1,311	$425	$20	$307	$16,380
Charge-offs	(1,313)	(2,452)	(586)	(542)	(111)	(465)	(802)	-	-	(6,271)
Recoveries	3	816	67	-	208	32	29	-	-	1,155
Provision	2,316	2,100	112	665	(187)	230	820	9	(68)	5,997
Ending balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Ending balance: related to loans individually evaluated for impairment	$835	$820	$255	$-	$14	$55	$47	$-	$-	$2,026
Ending balance: related to loans collectively evaluated for impairment	$7,915	$2,167	$1,669	$654	$1,084	$1,053	$425	$29	$239	$15,235
LHFI
Ending balance	$167,115	$37,215	$40,560	$11,756	$24,981	$37,347	$24,569	$1,139	$-	$344,682
Ending balance: individually evaluated for impairment	$10,958	$5,943	$10,251	$-	$994	$81	$601	$-	$-	$28,828
Ending balance: collectively evaluated for impairment	$156,157	$31,272	$30,309	$11,756	$23,987	$37,266	$23,968	$1,139	$-	$315,854

Allowance for Loan and Leases Losses
For the three months ended June 30, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$7,896	$2,449	$2,354	$615	$1,194	$1,295	$406	$20	$225	$16,454
Charge-offs	-	-	(208)	-	-	(162)	(258)	-	-	(628)
Recoveries	-	87	55	-	1	7	4	-	-	154
Provision	(217)	1,202	5	331	(70)	72	180	-	12	1,515
Ending balance	$7,679	$3,738	$2,206	$946	$1,125	$1,212	$332	$20	$237	$17,495
Ending balance: related to loans individually evaluated for impairment	$-	$1,243	$139	$439	$22	$32	$-	$-	$-	$1,875
Ending balance: related to loans collectively evaluated for impairment	$7,679	$2,495	$2,067	$507	$1,103	$1,180	$332	$20	$237	$15,620

Allowance for Loan and Leases Losses
For the six months ended June 30, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$1,311	$425	$20	$307	$16,380
Charge-offs	-	-	(208)	-	-	(295)	(278)	-	-	(781)
Recoveries	3	191	57	-	2	15	29	-	-	297
Provision	(68)	1,024	26	415	(65)	181	156	-	(70)	1,599
Ending balance	$7,679	$3,738	$2,206	$946	$1,125	$1,212	$332	$20	$237	$17,495
Ending balance: related to loans individually evaluated for impairment	$-	$1,243	$139	$439	$22	$32	$-	$-	$-	$1,875
Ending balance: related to loans collectively evaluated for impairment	$7,679	$2,495	$2,067	$507	$1,103	$1,180	$332	$20	$237	$15,620

Loans Held for Investment and Evaluated for Impairment
For the three and six months ended June 30, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$166,315	$46,548	$47,567	$13,008	$26,556	$37,775	$34,094	$973	$-	$372,836
Ending balance: individually evaluated for impairment	$12,674	$10,712	$5,643	$1,673	$1,325	$35	$893	$-	$-	$32,955
Ending balance: collectively evaluated for impairment	$153,641	$35,836	$41,924	$11,335	$25,231	$37,740	$33,201	$973	$-	$339,881

The following tables detail the loans that were evaluated for impairment by loan segment at June 30, 2013 and December 31, 2012.

	For the six months ended June 30, 2013
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$11,196	$4,082	$-	$3,469	$27
Commercial real estate	10,090	7,822	-	7,443	70
Commercial and industrial	7,128	5,981	-	6,190	149
Residential real estate	-	-	-	226	27
Leasing	-	-	-	9	-
Tax certificates	-	-	-	73	-
Total:	$28,414	$17,885	$-	$17,410	$273
With an allowance recorded:
Construction and land development	$-	$-	$-	$708	$-
Commercial real estate	5,424	5,200	605	1,410	-
Commercial and industrial	2,315	2,057	12	2,627	-
Residential real estate	667	491	15	446	-
Leasing	169	169	67	78	-
Tax certificates	4,364	484	101	407	-
Total:	$12,939	$8,401	$800	$5,676	$-

	For the year ended December 31, 2012
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$10,417	$8,623	$-	$11,163	$78
Construction and land development	6,250	3,464	-	10,059	187
Commercial and industrial	7,790	6,820	-	5,545	73
Multi-family	-	-	-	780	-
Residential real estate	572	516	-	490	21
Tax certificates	-	-	-	583	-
Total:	$25,029	$19,423	$-	$28,620	$359
With an allowance recorded:
Commercial real estate	$4,136	$2,335	$835	$1,526	$-
Construction and land development	6,180	2,479	820	923	-
Commercial and industrial	9,585	3,431	255	682	-
Multi-family	-	-	-	383	-
Residential real estate	685	478	14	714	7
Leases	81	81	55	86	-
Tax certificates	4,408	601	47	288	-
Total:	$25,075	$9,405	$2,026	$4,602	$7

Note 6.	Other Real Estate Owned

OREO decreased $433,000 from $13.4 million at December 31, 2012 to $13.0 million at June 30, 2013.  Set forth below is a table which details the changes in OREO from December 31, 2012 to June 30, 2013.

	2013
(In thousands)	First Quarter	Second Quarter
Beginning balance	$13,435	$13,264
Net proceeds from sales	(2,277)	(2,603)
Net gain on sales	162	418
Assets acquired on non-accrual loans	1,956	2,252
Impairment charge	(12)	(329)
Ending balance	$13,264	$13,002

At June 30, 2013, OREO was comprised of $4.6 million in tax liens, $4.5 million in land, $3.6 million in commercial real estate, and residential real estate with a fair value of $283,000.  During the second quarter of 2013, the Company sold collateral related to land, received net proceeds of $765,000 and recorded a net gain of $12,000.The Company also sold nine condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $99,000 and recorded a net gain of $37,000.  The Company also sold collateral related to two residential real estate loans.  The Company received net proceeds of $114,000 and recorded a small net gain of $5,000.  In addition to these second quarter sales, the Company sold 15 properties acquired through the tax lien portfolio.  The Company received proceeds of $1.6 million and recorded net gains of $364,000 as a result of these sales.  During the second quarter of 2013, the Company recorded impairment charges of $146,000 related to residential real estate and $183,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $2.3 million to OREO.

During the first quarter of 2013, the Company sold collateral related to land, received net proceeds of $1.8 million and recorded a loss of $38,000.  The Company also sold three condominiums related to a construction project mentioned above. The Company received its pro rata share of net proceeds in the amount of $24,000 and recorded a gain of $17,000.  Additionally the Company sold four single family homes related to two loans.  The Company received net proceeds of $43,000 and recorded a small net gain of $3,000.  In addition to these first quarter sales, the Company sold eleven properties acquired through the tax lien portfolio.  The Company received proceeds of $367,000 and recorded a net gain of $180,000 as a result of these sales. During the first quarter of 2013, the Company acquired collateral related to a residential real estate loan and transferred $100,000 to OREO.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.9 million to OREO. The Company recorded impairment charges of $12,000 related to properties acquired through the tax lien portfolio.

Note 7.                Deposits

The Company’s deposit composition as of June 30, 2013 and December 31, 2012 is presented below:

	June 30,	December 31,
(In thousands)	2013	2012
Demand	$66,121	$58,531
NOW	42,201	43,920
Money Market	163,944	179,359
Savings	18,418	17,472
Time deposits (over $100)	84,795	91,233
Time deposits (under $100)	150,191	164,402
Total deposits	$525,670	$554,917

Note 8.	Borrowings and Subordinated Debentures

1.  Advances from the Federal Home Loan Bank

The available borrowing capacity with the FHLB is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and net losses. The available amount for future borrowings will be based on the amount of collateral to be pledged.  Royal Bank has a $150 million line of credit with the FHLB of which $0 was outstanding as of June 30, 2013 and December 31, 2012.  Total borrowings from the FHLB were $65.0 million at June 30, 2013 and December 31, 2012.  The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  As of June 30, 2013, investment securities with a market value of $63.1 million and loans with a book value of $39.6 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of June 30,		As of December 31,
(Dollars in thousands)	2013		2012
	Amount	Rate	Amount	Rate
Advances maturing in
2013	$10,000	0.25%	50,000	2.64%
2015	10,000	0.71%	-	-
2016	10,000	1.11%	-	-
2017	25,000	1.46%	15,000	1.39%
2018	10,000	2.01%	-	-
Total FHLB borrowings	$65,000		$65,000

As of June 30, 2013, there were no FHLB advances scheduled to mature in 2014.

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at June 30, 2013 in the amount of $3.1 million compared to $3.3 million at December 31, 2012.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at June 30, 2013 was 0.35%.

At June 30, 2013 and December 31, 2012, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.    These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.42% at June 30, 2013, and reset quarterly at 3-month LIBOR plus 2.15%.

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

On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the consolidated financial statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of June 30, 2013 the trust preferred interest payment in arrears was $2.8 million and has been recorded in interest expense and accrued interest payable. The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014.  After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.

Note 9.	Commitments and Contingencies

The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$23,609	$20,515
Commitments to extend credit	10,748	24,030
Standby letters of credit and financial guarantees written	801	1,199

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

On March 13, 2012, March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division (“the Boyer Action”), Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to a master complaint for the consolidated action.  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.  During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis.  Subsequently, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC, and RTL reached an agreement in principle with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is contingent upon negotiation of a definitive settlement agreement and is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

On or about March 15, 2012, CSC, RTL and the Company were named defendants, among others, in a complaint filed by Marina Bay Towers Urban Renewal II, LP (“MBT”) in the Superior Court of New Jersey, Law Division, Cape May County.  The complaint alleges essentially the same claims as asserted in the Complaint.  However MBT does not seek to represent a class and only seeks remedies related to itself.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

In 2005, the Company purchased $25.0 million in Class B-1 Notes of a collateralized debt obligation (“CDO”) offered by Lehman Brothers, Inc.  Concurrently with the issuance of the notes, the issuer entered into a credit swap with Lehman Brothers Special Financing (“LBSF”).  Lehman Brothers Holdings, Inc. (“LBHI”) guaranteed LBSF’s obligations to the issuer under the credit swap. When LBHI filed for bankruptcy in September 2008, an event of default under the indenture occurred, and the trustee declared the notes to be immediately due and payable.  The Company was repaid its principal on the notes in September 2008.  In September 2010, LBSF filed suit in the United States Bankruptcy court for the Southern District of New York against certain indenture trustees, certain special-purpose entities (issuers) and a class of noteholders and trust certificate holders who received distributions from the trustees, to recover funds that were allegedly improperly paid to the noteholders in forty-seven separate CDO transactions.  In July 2012, LBSF added the Company as a defendant in the proceeding. In June 2013, LBSF voluntarily dismissed without prejudice and without costs all claims against the Company related to the CDO transaction.

Note 10.	Shareholders’ Equity

A.	Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  The Company has utilized the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity while also balancing the goal to remain well-capitalized.

B.	Common Stock

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

C.  Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends by the Company.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements. At June 30, 2013, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

On August 13, 2009, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of June 30, 2013, the Series A Preferred stock dividend in arrears was $6.8 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate will prospectively increase to 9% per annum.

Note 11.	Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the consolidated financial statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of June 30, 2013, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2013 and the previous eleven quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of June 30, 2013
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$72,511	15.45%	$37,536	8.00%	$46,919	10.00%
Tier I capital (to risk-weighted assets)	$66,531	14.18%	$18,768	4.00%	$28,152	6.00%
Tier I capital (to average assets, leverage)	$66,531	9.09%	$29,267	4.00%	$36,584	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the six
months ended
(In thousands)	June 30, 2013
RAP net loss	$(4,377)
Tax lien adjustment, net of noncontrolling interest	3,883
U.S. GAAP net loss	$(494)

	At June 30, 2013
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.45%	16.62%
Tier I capital (to risk-weighted assets)	14.18%	15.35%
Tier I capital (to average assets, leverage)	9.09%	9.89%

The tables below reflect the Company’s capital ratios:

	As of June 30, 2013
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$87,801	18.29%	$38,406	8.00%	N/	A	N/	A
Tier I capital (to risk-weighted assets)	$75,777	15.78%	$19,203	4.00%	N/	A	N/	A
Tier I capital (to average assets, leverage)	$75,777	10.17%	$29,801	4.00%	N/	A	N/	A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2013 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the six
months ended
(In thousands)	June 30, 2013
U.S. GAAP net loss	$(685)
Tax lien adjustment, net of noncontrolling interest	(3,883)
RAP net loss	$(4,568)

	At June 30, 2013
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.29%	17.16%
Tier I capital (to risk-weighted assets)	15.78%	14.18%
Tier I capital (to average assets, leverage)	10.17%	9.09%

Note 12.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  The Company’s Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and six month periods ended June 30, 2013 and 2012 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$19	$68	$37	$136
Interest cost	133	144	266	296
Amortization of prior service cost	22	22	45	44
Amortization of actuarial loss	123	95	245	191
Net periodic benefit cost	$297	$329	$593	$667

The Company has unfunded pension plan obligations of $16.7 million as of June 30, 2013 compared to $16.9 million at December 31, 2012.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Note 13.	Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and six months ended June 30, 2013, 215,317 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2013.  For the three months and six months ended June 30, 2012, 466,876 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2012.  Additionally 30,407 warrants were also anti-dilutive for all periods presented below.

Basic and diluted EPS for the three and six months ended June 30, 2013 and 2012 are calculated as follows:

	Three months ended June 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,321)	13,257	$(0.10)

	Three months ended June 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(2,458)	13,257	$(0.19)

	Six months ended June 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,718)	13,257	$(0.13)

	Six months ended June 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(3,833)	13,257	$(0.29)

Note 14.	Comprehensive Income

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
	Six months ended June 30, 2013
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(6,251)	$(2,233)	$(4,018)
Less reclassification adjustment for gains realized in net loss	70	24	46
Unrealized losses on investment securities	(6,321)	(2,257)	(4,064)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(287)	(98)	(189)
Other comprehensive loss, net	$(6,034)	$(2,159)	$(3,875)

	Six months ended June 30, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding losses arising during period	$(310)	$(81)	$(229)
Less adjustment for impaired investments	(859)	(301)	(558)
Less reclassification adjustment for gains realized in net loss	159	56	103
Unrealized gains on investment securities	390	164	226
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(176)	(62)	(114)
Other comprehensive income, net	$566	$226	$340

Note 15.	Fair Value of Financial Instruments

Under FASB ASC Topic 820 “Fair Value Measurements” (“ASC Topic 820”), fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, management uses quoted market prices to determine fair value.  If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates. If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments using discounted cash flow methodologies.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and six months ended June 30, 2013 and 2012.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of June 30, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$71,172	$-	$71,172
Mortgage-backed securities-residential	-	32,921	-	32,921
Collateralized mortgage obligations-residential	-	180,509	-	180,509
Corporate bonds	-	9,730	-	9,730
Municipal bonds	-	5,331	-	5,331
Other securities	-	-	4,407	4,407
Common stocks	46	-	-	46
Total investment securities available-for-sale	$46	$299,664	$4,407	$304,117

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$66,444	$-	$66,444
Mortgage-backed securities-residential	-	30,509	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	233,976	-	233,976
Non-agency	-	1,011	-	1,011
Corporate bonds	-	7,437	-	7,437
Municipal bonds	-	5,615	-	5,615
Other securities	-	-	4,164	4,164
Common stocks	47	-	-	47
Total investment securities available-for-sale	$47	$344,992	$4,164	$349,203

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2013 and 2012:

(In thousands)
Investment Securities Available for Sale	Other securities
Beginning balance January 1, 2013	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	5
Included in other comprehensive income	319
Purchases	32
Sales and calls	(113)
Transfers in and/or out of Level 3	-
Ending balance June 30, 2013	$4,407

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	-	(818)	(818)
Included in other comprehensive income	(608)	(151)	(759)
Purchases	-	499	499
Sales and calls	-	(530)	(530)
Amortization of premium	(13)	-	(13)
Transfers in and/or out of Level 3	-	-	-
Ending balance June 30, 2012	$11,982	$5,918	$17,900

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of June 30, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$7,601	$7,601
Other real estate owned	-	-	4,585	4,585
Loans and leases held for sale	-	-	1,419	1,419

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$9,180	$9,180
Other real estate owned	-	-	7,632	7,632
Loans and leases held for sale	-	-	1,572	1,572

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:
	Qualitative Information about Level 3 Fair Value Measurements
Balances as of June 30, 2013		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$7,601	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -15.8% (-11.9%)
			Liquidation expenses	0.0% to -16.4% (-8.1%)

		Salvageable value of		0.0%
		collateral (2)

Other real estate owned	4,585	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -81.1% (-5.4%)

Loans and leases held for sale	1,419	Sales prices	Liquidation expenses	-14.0%

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses. Fair value may also be based on negotiated settlements with the borrower.

(2)	Leases are measured using the salvageable value of the collateral.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

Restricted investment in bank stock (carried at cost):

The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

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

Impaired loans (generally carried at fair value):

Impaired loans are accounted for under ASC Topic 310.Impairedloans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The tables below state the fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012.

			Fair Value Measurements
			At June 30, 2013
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$24,782	$24,782	$24,782	$-	$-
Investment securities available-for-sale	304,117	304,117	46	299,664	4,407
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	4,594	4,594	-	-	4,594
Loans held for sale	1,419	1,419	-	-	1,419
Loans, net	352,688	351,840	-	-	351,840
Accrued interest receivable	8,733	8,733	-	8,733	-
Financial Liabilities:
Demand deposits	66,121	66,121	-	66,121	-
NOW and money markets	206,145	206,145	-	206,145	-
Savings	18,418	18,418	-	18,418	-
Time deposits	234,986	233,071	-	233,071	-
Short-term borrowings	10,000	10,000	10,000	-	-
Long-term borrowings	98,108	95,385	-	95,385	-
Subordinated debt	25,774	23,970	-	23,970	-
Accrued interest payable	4,917	4,917	-	4,917	-

			Fair Value Measurements
			At December 31, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,802	$28,802	$28,802	$-	$-
Investment securities available-for-sale	349,203	349,203	47	344,992	4,164
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	6,011	6,011	-	-	6,011
Loans held for sale	1,572	1,572	-	-	1,572
Loans, net	326,904	330,260	-	-	330,260
Accrued interest receivable	10,256	10,256	-	10,256	-
Financial Liabilities:
Demand deposits	58,531	58,531	-	58,531	-
NOW and money markets	223,279	223,279	-	223,279	-
Savings	17,472	17,472	-	17,472	-
Time deposits	255,635	251,532	-	251,532	-
Long-term borrowings	108,333	102,824	-	102,824	-
Subordinated debt	25,774	23,837	-	23,837	-
Accrued interest payable	3,760	3,760	-	3,760	-

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

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the CEO and the Chief Administrative and Risk Officer (“CARO”).The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.

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

The following tables present selected financial information for reportable business segments for the three and six month periods ended June 30, 2013 and 2012.

	Three months ended June 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$717,220	$31,381	$748,601
Total deposits	$525,670	$-	$525,670
Interest income	$6,077	$666	$6,743
Interest expense	1,415	382	1,797
Net interest income	$4,662	$284	$4,946
(Credit) provision for loan and lease losses	(431)	268	(163)
Total other income	550	411	961
Total other expenses	5,054	2,513	7,567
Income tax expense (benefit)	-	-	-
Net income (loss )	$589	$(2,086)	$(1,497)
Noncontrolling interest	$140	$(834)	$(694)
Net income (loss) attributable to Royal Bancshares	$449	$(1,252)	$(803)

	Three months ended June 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$7,074	$1,349	$8,423
Interest expense	1,811	706	2,517
Net interest income	$5,263	$643	$5,906
Provision for loan and lease losses	1,334	181	1,515
Total other income	1,797	148	1,945
Total other expenses	6,811	1,781	8,592
Income tax expense (benefit)	306	(306)	-
Net loss	$(1,391)	$(865)	$(2,256)
Noncontrolling interest	$40	$(346)	$(306)
Net loss attributable to Royal Bancshares	$(1,431)	$(519)	$(1,950)

	Six months ended June 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$717,220	$31,381	$748,601
Total deposits	$525,670	$-	$525,670
Interest income	$12,026	$1,469	$13,495
Interest expense	2,965	812	3,777
Net interest income	$9,061	$657	$9,718
(Credit) provision for loan and lease losses	(741)	327	(414)
Total other income	1,712	657	2,369
Total other expenses	10,665	3,042	13,707
Income tax expense (benefit)	-	-	-
Net income (loss )	$849	$(2,055)	$(1,206)
Noncontrolling interest	$301	$(822)	$(521)
Net income (loss) attributable to Royal Bancshares	$548	$(1,233)	$(685)

	Six months ended June 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$14,291	$2,938	$17,229
Interest expense	3,712	1,618	5,330
Net interest income	$10,579	$1,320	$11,899
Provision for loan and lease losses	1,443	156	1,599
Total other income	2,586	20	2,606
Total other expenses	12,583	4,076	16,659
Income tax expense (benefit)	357	(357)	-
Net loss	$(1,218)	$(2,535)	$(3,753)
Noncontrolling interest	$80	$(1,014)	$(934)
Net loss attributable to Royal Bancshares	$(1,298)	$(1,521)	$(2,819)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $382,000 and $706,000 for the three month periods ended June 30, 2013 and 2012, respectively and $812,000 and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.

Note 17.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of June 30, 2013 and December 31, 2012, FHLB stock totaled $4.6 million and $6.0 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2013.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and six month periods ended June 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012.

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

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At June 30, 2013, commercial real estate loans, commercial and industrial loans, leases, and construction and land development loans comprised 49%, 18%, 10%, and 9%, respectively, of Royal Bank’s loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread.  Refer to the “Net Interest Income and Net Interest Margin” section in Management’s Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.

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

After announcing the retirements of the Company’s Chief Executive Officer (“CEO”) and President during the second quarter of 2012, the Company’s Board conducted an executive search for a candidate for the combined role of President and CEO.  On December 18, 2012 the Company announced F. Kevin Tylus as President and CEO of Royal Bank.  On February 20, 2013, the Company announced that Mr. Tylus was appointed President, CEO and a Class III member of the Board of Directors of the Company.  Former CEO, Robert Tabas, remains as Chairman of the Board of Directors.  Recently the Company launched a new website, which takes advantage of the latest technologies and trends in web development, including responsive design which reformats content to fit any screen, improving both aesthetics and user experience.  Visitors will also find a renewed emphasis on our most important products and services, including quick links to key revenue driving product lines, our newly launched secure home equity application and our powerful online and mobile banking tools.  The Company is also evaluating the addition of fee-based business lines to complement and enhance existing services.  With the recent retirement of Royal Bank’s Senior Vice President of Branch Administration, the Company has launched an executive search for a retail executive with prior experience in expanding retail sales capabilities, refreshing the branch footprint and achieving further penetration of its recently-expanded retail and web-based products.

The Company has developed a management Profitability Improvement Plan (the “Plan”) to generate steady revenue growth, expense management and gain operational efficiencies. Specific initiatives of the Plan effectuated in the first two quarters of 2013 focused on adjustments to personnel of the Company and discretionary expenses. These efforts, which included a 9% reduction in workforce during the first quarter of 2013 and an annualized reduction of approximately 10% of discretionary expenses, were implemented and enhanced day-to-day operations and the ability of the Company to drive new revenue.  The Company has reorganized and relocated certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish these objectives.  Additionally, the Company is currently developing a facilities rationalization plan as part of the overall strategic goal to return to profitability.   During the first quarter of 2013, the Company sold its storage facility site in Philadelphia and a building in Narberth that housed the training center.  The Company recorded gains of $676,000 as a result of these sales.  In January 2013, Royal Bank consolidated the leased Henderson Road office between the King of Prussia and Bridgeport offices and retained over 90% of the deposits.  Additionally, in April 2013, to achieve operational efficiencies, the tax lien subsidiaries relocated from their leased office space in Jenkintown, Pennsylvania to the corporate location in Narberth.  As a result of the reduction in workforce and the vacating of leased real estate, the Company recorded $111,000 in restructuring charges directly related to one-time employee termination benefits and an effective termination of a lease.  During the third quarter of 2013, the Company will consolidate the 15th Street branch office into the Walnut Street branch office, which are both located in Center City Philadelphia.  The Company continues to review its retail footprint and will explore additional branch office relocations, consolidations or both.  The Company also is implementing a unique opportunity to reduce employee expenses as certain individuals will become employees of a local company who in turn will provide servicing of the remaining tax lien and non-performing assets portfolios. Those portfolios continue to diminish per the Company's strategic plan. This outsourcing arrangement allows the Company to focus on the expansion of its core banking products while de-emphasizing legacy non-core activities such as tax liens.  The Company has targeted to have the Plan fully implemented by the end of 2013. Through the reorganizing of the Lending and Credit departments during the last half of 2012, Royal Bank was able to increase loans held for investment (“LHFI”) $23.7 million from $344.2 million at December 31, 2012 to $367.9 million at June 30, 2013. All of these plans are focused on repositioning the Company for 2013 and beyond.

During the second quarter of 2013, the Company was able to resolve the uncertainties around two separate legal matters.  In June 2013, Lehman Brothers Special Financing voluntarily dismissed without prejudice and without costs all claims against the Company related to a $25.0 million CDO transaction.  Additionally, the Company accrued a loss contingency of $1.65 million as a reasonable estimate for a potential settlement with the plaintiffs of a class action lawsuit regarding the tax lien subsidiaries. (For additional information refer to Item 1 “Legal Proceedings” under Part II “Other Information” of this Form 10-Q).  As mentioned previously the legal expenses associated with the DOJ investigation and these two matters have been significant and negatively impacted earnings.  As a result of these legal proceedings being finalized or coming to a conclusion soon, the Company anticipates legal expenses to decline.

Consolidated Net Loss

The Company recorded a net loss of $803,000 for the second quarter of 2013 compared to a net loss of $2.0 million for the comparable quarter of 2012.  Contributing to the net loss was a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $990,000.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)  Absent the loss contingency accrual the Company would have recorded net income of $187,000 for the quarter ended June 30, 2013.  The quarter over quarter improvement was mainly related to a $1.7 million decline in provision for loan and lease losses due to the improving credit quality of the loan portfolio, a $943,000 decrease in credit related expenses and an $859,000 decline in other-than-temporary impairment on investment securities.  In addition employee salaries and benefits and professional and legal fees declined $505,000 and $498,000, respectively, quarter over quarter.  Partially offsetting these positive items was a $2.0 million reduction in gains on the sales of loans and leases and a $960,000 decline in net interest income quarter over quarter.  Although the level of non-performing assets has declined it continues to negatively impact net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability. The Company has been able to mitigate part of the impact of the nonperforming assets by reducing funding costs through the re-pricing of retail CDs and the paying down and re-pricing of FHLB advances. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Loss per share for basic and diluted were both $0.10 for the second quarter of 2013, as compared to basic and diluted loss per share of $0.19 for the same quarter of 2012.

For the six months ended June 30, 2013, the net loss amounted to $685,000 compared to a net loss of $2.8 million for the comparable period of 2012. Contributing to the net loss was a $1.65 million loss contingency accrual as mentioned previously.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $990,000.  Absent the loss contingency accrual the Company would have recorded net income of $305,000 for the six months ended June 30, 2013.  The year over year improvement was due to a $2.0 million decrease in provision for loan and lease losses as a result of the improvement in the credit quality of the loan portfolio, a $1.1 million reduction in credit related expenses, an $859,000 decline in other-than-temporary impairment on investment securities and $678,000 in gains primarily on the sales of two premises.  In addition gains on the sale of OREO increased $463,000 while professional and legal fees and employee salaries and benefits declined $842,000 and $600,000, respectively.  Partially offsetting these improvements were a $2.2 million reduction in net interest income and a $2.0 million decrease in gains on the sales of loans and leases.  In 2012, the Company recorded a $2.0 million accrual for a DOJ fine related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $1.2 million.  As previously noted, while the level of non-performing assets has declined it continues to negatively impact net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Basic and diluted loss per share were both $0.13 for the first six months of 2013, while basic and diluted loss per share were both $0.29 for the first six months of 2012.

Interest Income

For the second quarter of 2013, total interest income of $6.7 million declined $1.7 million, or 19.9%, from the comparable quarter of 2012.  The decrease was driven by a decline in average loan and investment balances quarter over quarter coupled with a decline in the yield on loans and investments. Average interest-earning assets of $685.2 million in the current quarter declined $77.0 million, or 10.1%, from $762.2 million in the comparable quarter of 2012, which was primarily attributed to a decline in loans and investments.  Average loan balances of $363.2 million in the second quarter of 2013 decreased $37.4 million, or 9.3%, year over year and negatively impacted interest income by $1.2 million of which $683,000 is directly related to the tax lien portfolio.  The decline in loan balances was attributed to loan prepayments, loan pay downs including $16.1 million in higher yielding tax lien certificates and transfers to OREO.   Average investment securities of $307.2 million during the second quarter of 2013 decreased $32.3 million, or 9.5%, from the second quarter of 2012 primarily due to incoming cash flows on the Company’s government agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) investment securities. Average cash equivalents for the three months ended June 30, 2013 of $14.8 million declined $7.4 million, or 33.3%. The decline resulted from funding new loan originations and improved funding options relative to the comparable period of 2012.

For the second quarter of 2013, the yield on average interest-earning assets of 3.95% decreased 48 basis points from the level recorded during the comparable quarter of 2012.  The yield reduction was comprised of a 67 basis point decline for loans (6.01% in 2013 versus 6.68% in 2012) and a 40 basis point reduction for investments (1.69% in 2013 versus 2.09% in 2012) quarter over quarter. The decrease in loan yields reflects the $16.1 million, or 43.0%, decline in higher yielding tax liens quarter versus quarter and lower rates on new loan originations. The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities with lower yielding government agency securities and the accelerated amortization of premiums due to prepayments of MBS and CMO securities due to mortgage re-financings.

For the six months ended June 30, 2013, total interest income amounted $13.5 million declined $3.7 million, or 21.7% year over year. The decrease was primarily driven by a decline in average loan balances year over year and a decline in the yield on investments.  Average interest-earning assets were $695.4 million for the first six months of 2013 compared to $771.3 million for the comparable period of 2012 resulting in a decline of $75.8 million, or 9.8%.  Average loan balances of $358.1 million in the first half of 2013 decreased $53.1 million, or 12.9%, year over year and negatively impacted interest income by $2.6 million of which $1.4 million is directly related to the tax lien portfolio.  The decline in loan balances for the first half of 2013 was attributed to loan prepayments, loan pay downs including $18.9 million in tax lien certificates, and transfers to OREO through foreclosure proceedings. Average investments of $322.2 million decreased $17.0 million, or 5.0%, from the first six months of 2012 primarily due to incoming cash flows on the Company’s MBS and CMO investment securities.

The yield on average interest-earning assets for the six months ended June 30, 2013 of 3.91% declined by 58 basis points from 4.49% for the comparable period of 2012. The yield reduction was comprised of a year over year decrease of 61 basis points in the investment yield (1.61% in 2013 versus 2.22% in 2012) and a 45 basis point reduction in the yield on the loan portfolio  (6.14% in 2013 versus 6.59% in 2012 ).  The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities with lower yielding government agency securities.  Additionally the investment yield was negatively impacted by the accelerated amortization of premiums due to prepayments of MBS and CMO securities. The decrease in loan yields reflects the $18.9 million, or 45.0%, decline in higher yielding tax liens year over year and lower rates on new loan originations.

Interest Expense

For the second quarter of 2013, total interest expense of $1.8 million declined $720,000, or 28.6%, from the comparable quarter of 2012.  The reduction in interest expense was mainly associated with both lower balances of interest-bearing liabilities as well as a decline in the interest rates paid on those liabilities.  Average interest-bearing liabilities for the second quarter of 2013 were $598.4 million decreasing $81.9 million, or 12.0%, from the comparable quarter of 2012.   The reduction was primarily due to maturing CDs and the payoff of maturing FHLB advances.   Average time deposits declined $41.8 million, or 15.1%, from the second quarter of 2012 to $235.5 million for the second quarter of 2013, principally due to the intentional runoff of higher priced retail CDs.  Additionally, average NOW and money market deposits decreased $19.2 million, or 8.3%, quarter over quarter.   Average borrowings declined $22.0 million, or 14.1%, from $156.0 million to $134.0 million quarter over quarter.

The yield on average interest-bearing liabilities was 1.20% for the second quarter of 2013 down 28 basis points from 1.48% for the comparable quarter of 2012 as all interest-bearing liabilities experienced interest rate declines year over year.  The average interest rate paid on average interest-bearing deposits for the second quarter of 2013 was 0.87% resulting in a decline of 34 basis points from the level of 1.21% during the comparable quarter of 2012. The average interest rate paid on CDs during the second quarter of 2013 was 1.43%, which declined 23 basis points, year over year, due to lower interest rates on new accounts and the maturities re-pricing at lower interest rates. The yield on average NOW and money market deposits of 0.29% declined quarter over quarter by 43 basis points due to lower market interest rates. The average interest rate paid on borrowings during the second quarter of 2013 was 2.37% resulting in a decline of 6 basis points year over year due to the re-pricing of FHLB advances. During the second quarter of 2013 a maturing $50.0 million FHLB advance with a rate of 2.64% was replaced with four separate FHLB advances and short-term borrowings which carry an average yield of 1.13%.  This re-pricing opportunity will enhance the margin in future quarters.

For the six months ended June 30, 2013, total interest expense of $3.8 million decreased $1.6 million, or 29.1%, from the comparable period in 2012. The decline in interest expense for the first half of 2013 was due to an $80.7 million, or 11.7%, decline in average interest-bearing liabilities relative to the comparable six month period of 2012 and a 31 basis point decline in the interest rates paid on interest-bearing liabilities year over year.  For the first half of 2013, average interest-bearing deposits of $474.0 million decreased $50.8 million, or 9.7%, year over year.  The reduction was mainly associated with the intentional runoff of higher priced retail CDs. Average time deposits amounted to $240.4 million during the first six months of 2013, which resulted in a decline of $39.4 million, or 14.1%, from the level during the comparable period in 2012. Average borrowings of $134.0 million for the first six months of 2013 declined $30.0 million, or 18.3%, from the first six months of 2012 due to the redemption or re-pricing of higher rate FHLB advances.

The average interest rate paid on interest-bearing liabilities amounted to 1.25% for the first half of 2013 which represented a decline of 31 basis points year over year. The average interest rate paid on interest-bearing deposits in the first half of 2013 amounted to 0.88%, which resulted in a year over year decline of 35 basis points. Year over year lower average interest rates were paid on NOW and money market accounts (0.29% in 2013 versus 0.74% in 2012) and on CDs (1.46% in 2013 versus 1.67% in 2012). The average rate paid on borrowings amounted to 2.56% for the first half of 2013 as compared to 2.61%, which resulted in a 5 basis point decline for the comparable six month period of 2012. As stated previously, during the second quarter of 2013, a maturing $50.0 million FHLB advance with a rate of 2.64% was replaced with four separate FHLB advances and short-term borrowings which carry an average yield of 1.13%.  This re-pricing opportunity will enhance the margin in future quarters.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended June 30, 2013 was $4.9 million declining $960,000, or 16.3%, from the comparable quarter of 2012.  The decrease was primarily attributed to a reduction in interest-earning assets coupled with a decline in the yield on loans and investments quarter versus quarter. The decline in loan balances was attributed to loan prepayments, loan pay downs and transfers to OREO.   The decrease in the investment portfolio was primarily due to incoming cash flows on the Company’s MBS and CMO investment securities.  The decrease in loan yields reflects a $16.1 million decline in higher yielding tax liens which negatively impacted interest income by $683,000 quarter versus quarter and lower rates on new loan originations.  The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities with lower yielding government agency securities and the accelerated amortization of premiums due to prepayments of MBS and CMO securities due to mortgage re-financings. The decline in net interest income was partially offset by a reduction in the average balance of interest-bearing deposits and the average interest rates paid on those deposits which primarily were associated with the redemption of maturing retail CDs and lower rates paid on renewing and new retail CDs and NOW and money market accounts.

For the second quarter of 2013, the net interest margin of 2.90% decreased 22 basis points from the comparable quarter of 2012. The 28 basis point improvement in funding costs was more than offset by the overall decline of 48 basis points in the yield on interest-earning assets. The decline in the yield on interest-earning assets was driven by lower yields on average loan balances (6.01% in 2013 versus 6.68% in 2012) mainly due to the $16.1 million decline of the higher yielding tax liens and investment securities (1.69% in 2013 versus 2.09% in 2012) quarter over quarter.  The Company continued to redeem maturing retail CDs and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates. However the replacement of sold and called investment securities during  the past year with lower yielding government agency securities and the accelerated amortization of premiums on investment securities also accounted for the decline in the yield on interest-earning assets.

Net interest income for the six months ended June 30, 2013 was $9.7 million declining $2.2 million, or 18.3%, from the comparable period in 2012.  The decrease was primarily attributed to a reduction in interest-earning assets coupled with a decline in the yield on loans and investments year over year. The decline in loan balances was attributed to loan prepayments, loan pay downs and transfers to OREO.   The decrease in the investment portfolio was primarily due to incoming cash flows on the Company’s MBS and CMO investment securities.  The decrease in loan yields reflects an $18.9 million decline in higher yielding tax liens which negatively impacted interest income by $1.4 million year over year and lower rates on new loan originations.  The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities during the past year with lower yielding government agency securities and the accelerated amortization of premiums due to prepayments of MBS and CMO securities due to mortgage re-financings. The decline in net interest income was partially offset by a reduction in the average balance of interest-bearing liabilities and the average interest rates paid on average interest-bearing deposits which primarily were associated with the redemption of maturing retail CDs and lower rates paid on renewing and new retail CDs and NOW and money market accounts.

For the six month period ended June 30, 2013, the net interest margin of 2.82% declined 28 basis points from 3.10% in the comparable period of 2012.  The 31 basis point improvement in funding costs was more than offset by the overall decline of 58 basis points in the yield on interest-earning assets. The decline in the yield on interest-earning assets was driven by lower yields on average loan balances (6.14% in 2013 versus 6.59% in 2012) mainly due to the $18.9 million decline of the higher yielding tax liens and investment securities (1.61% in 2013 versus 2.22% in 2012) year over year.  The replacement of sold and called investment securities during the past year with lower yielding government agency securities and the accelerated amortization of premiums on investment securities also accounted for the decline in the yield on interest-earning assets.  The average interest rate paid on total interest-bearing liabilities for the six month period ended June 30, 2013 was 1.25% compared to 1.56% for the same period in 2012.  The Company continued to redeem maturing retail CDs and was also able to lower retail deposit costs through the lower re-pricing of maturing CDs.

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

	For the three months ended			For the three months ended
	June 30, 2013			June 30, 2012
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$14,774	$8	0.22%	$22,140	$9	0.16%
Investment securities	307,216	1,291	1.69%	339,489	1,763	2.09%
Loans	363,183	5,444	6.01%	400,557	6,651	6.68%
Total interest earning assets	685,173	6,743	3.95%	762,186	8,423	4.43%
Non-earning assets	59,864			74,390
Total average assets	$745,037			$836,576
Interest-bearing deposits
NOW and money markets	$210,778	$153	0.29%	$229,958	$410	0.72%
Savings	18,189	10	0.22%	17,132	21	0.49%
Time deposits	235,508	842	1.43%	277,294	1,142	1.66%
Total interest bearing deposits	464,475	1,005	0.87%	524,384	1,573	1.21%
Borrowings	133,952	792	2.37%	155,971	944	2.43%
Total interest bearing liabilities	598,427	1,797	1.20%	680,355	2,517	1.48%
Non-interest bearing deposits	58,865			52,337
Other liabilities	30,310			28,672
Shareholders' equity	57,435			75,212
Total average liabilities and equity	$745,037			$836,576
Net interest margin		$4,946	2.90%		$5,906	3.12%

	For the six months ended			For the six months ended
	June 30, 2013			June 30, 2012
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$15,139	$15	0.20%	$20,934	$18	0.17%
Investments securities	322,229	2,575	1.61%	339,218	3,743	2.22%
Loans	358,058	10,905	6.14%	411,115	13,468	6.59%
Total interest earning assets	695,426	13,495	3.91%	771,267	17,229	4.49%
Non-earning assets	57,975			71,942
Total average assets	$753,401			$843,209
Interest-bearing deposits
NOW and money markets	$215,768	$315	0.29%	$228,074	$834	0.74%
Savings	17,887	19	0.21%	16,916	43	0.51%
Time deposits	240,361	1,744	1.46%	279,799	2,324	1.67%
Total interest bearing deposits	474,016	2,078	0.88%	524,789	3,201	1.23%
Borrowings	134,008	1,699	2.56%	163,971	2,129	2.61%
Total interest bearing liabilities	608,024	3,777	1.25%	688,760	5,330	1.56%
Non-interest bearing deposits	58,620			53,504
Other liabilities	28,704			25,285
Shareholders' equity	58,053			75,660
Total average liabilities and equity	$753,401			$843,209
Net interest margin		$9,718	2.82%		$11,899	3.10%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and six month periods ended June 30, 2013, as compared to the respective periods in 2012, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(5)	$4	$(1)	$(7)	$4	$(3)
Total short term earning assets	(5)	4	(1)	(7)	4	(3)
Investments securities	(242)	(230)	(472)	(359)	(809)	(1,168)
Loans
Commercial demand loans	(692)	(26)	(718)	(1,392)	5	(1,387)
Commercial mortgages	570	(213)	357	767	(362)	405
Residential and home equity	40	3	43	53	38	91
Leases receivables	(28)	68	40	(37)	144	107
Tax certificates	(509)	(140)	(649)	(1,203)	(195)	(1,398)
Other loans	(22)	(7)	(29)	(39)	(12)	(51)
Loan fees	(251)	-	(251)	(330)	-	(330)
Total loans	(892)	(315)	(1,207)	(2,181)	(382)	(2,563)
Total decrease in interest income	$(1,139)	$(541)	$(1,680)	$(2,547)	$(1,187)	$(3,734)
Interest expense
Deposits
NOW and money market	$(32)	$(225)	$(257)	$(42)	$(477)	$(519)
Savings	1	(12)	(11)	2	(26)	(24)
Time deposits	(160)	(140)	(300)	(304)	(276)	(580)
Total deposits	(191)	(377)	(568)	(344)	(779)	(1,123)
Trust preferred	-	(10)	(10)	-	(30)	(30)
Borrowings	(129)	(13)	(142)	(376)	(24)	(400)
Total decrease in interest expense	$(320)	$(400)	$(720)	$(720)	$(833)	$(1,553)
Total decrease in net interest income	$(819)	$(141)	$(960)	$(1,827)	$(354)	$(2,181)

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

The provision for loan and lease losses was a credit of $163,000 and $414,000 for the three and six months ended June 30, 2013, respectively compared to $1.5 million and $1.6 million for the three and six months ended June 30, 2012, respectively. The 2013 credit was directly related to the improved credit quality of the loan portfolio and recoveries received on previously charged-off loans.  The 2012 provision was directly related to specific reserves on impaired loans. The allowance decreased $2.1 million from $17.3 million at December 31, 2012 to $15.2 million at June 30, 2013. The decline in the allowance was directly related to the charge-off of specific reserves and improved credit quality.  Impaired loans decreased $2.7 million during the first two quarters of 2013.  The allowance was 4.13% of total loans and leases at June 30, 2013 compared to 5.02% at December 31, 2012.

The amount of the allowance is reviewed and approved by the Chief Financial Officer (“CFO”), Chief Administrative and Risk Officer (“CARO”), CLO, and Chief Credit Officer (“CCO”) on at least a quarterly basis.  Management believes that the allowance at June 30, 2013 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the ALLL were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Balance at period beginning	$15,389	$16,454	$17,261	$16,380
Charge-offs
Commercial real estate	-	-	(835)	-
Construction and land development	-	-	(820)	-
Commercial and industrial	(21)	(208)	(195)	(208)
Leases	(99)	(162)	(108)	(295)
Tax certificates	(138)	(258)	(285)	(278)
Total charge-offs	(258)	(628)	(2,243)	(781)
Recoveries
Commercial real estate	23	-	127	3
Construction and land development	95	87	191	191
Commercial and industrial	6	55	9	57
Residential real estate	5	1	156	2
Leases	10	7	20	15
Tax certificates	72	4	72	29
Total recoveries	211	154	575	297
Net charge offs	(47)	(474)	(1,668)	(484)
(Credit) provision for loan and lease losses	(163)	1,515	(414)	1,599
Balance at period end	$15,179	$17,495	$15,179	$17,495

An analysis of ALLL by loan type is set forth below:

	June 30, 2013		December 31, 2012
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$7,952	49.1%	$8,750	48.5%
Construction and land development	2,017	9.4%	2,987	10.8%
Commercial and industrial	2,465	18.2%	1,924	11.8%
Multi-family	588	3.2%	654	3.4%
Residential real estate	353	4.3%	1,098	7.3%
Leases	999	10.5%	1,108	10.8%
Tax certificates	586	5.1%	472	7.1%
Consumer	18	0.2%	29	0.3%
Unallocated	201	-	239	-
Total allowance	$15,179	100.0%	$17,261	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	June 30,	December 31,
(Amounts in thousands)	2013	2012
Non-accrual LHFI (1)	$16,336	$21,432
Non-accrual LHFS	1,419	1,572
Other real estate owned	13,002	13,435
Total nonperforming assets	$30,757	$36,439
Nonperforming assets to total assets	4.11%	4.71%
Total non-accural loans to Total loans	4.81%	6.65%
ALLL to non-accrual LHFI	92.92%	80.54%
ALLL to Total LHFI	4.13%	5.02%

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	June 30, 2013		December 31, 2012
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Commercial real estate	$8,684	$605	$10,345	$835
Construction and land development	2,755	-	4,280	820
Commercial & industrial	3,682	12	4,961	255
Residential real estate	491	15	994	14
Leases	240	67	251	55
Tax certificates	484	101	601	47
Total non-accrual LHFI	$16,336	$800	$21,432	$2,026
Non-accrual loans held for sale
Commercial real estate	$1,419	$-	$1,572	$-
Total non-accrual LHFS	$1,419	$-	$1,572	$-
Total non-accrual loans	$17,755	$800	$23,004	$2,026

Non-accrual loan activity for the first and second quarters of 2013 is set forth below:

		1st Quarter Actvity
(In thousands)	Balance at January 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at March 31, 2013
Non-accrual loans held for investment
Construction and land development	$4,280	$-	$(418)	$(820)	$-	$3,042
Commercial real estate	10,345	-	(1,631)	(835)	-	7,879
Commercial & industrial	4,961	141	(906)	(173)	-	4,023
Residential real estate	994	-	(462)	-	(100)	432
Leases	251	-	(84)	(10)	-	157
Tax certificates	601	100	(3)	(147)	-	551
Total non-accrual LHFI	$21,432	$241	$(3,504)	$(1,985)	$(100)	$16,084
Non-accrual loans held for sale
Commercial real estate	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual LHFS	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual loans	$23,004	$241	$(3,504)	$(2,085)	$(100)	$17,556

		2nd Quarter Actvity
(In thousands)	Balance at March 31, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at June 30, 2013
Non-accrual loans held for investment
Construction and land development	$3,042	$-	$(287)	$-	$-	$2,755
Commercial real estate	7,879	926	(121)	-	-	8,684
Commercial & industrial	4,023	44	(364)	(21)	-	3,682
Residential real estate	432	59	-	-	-	491
Leases	157	197	(15)	(99)	-	240
Tax certificates	551	110	(39)	(138)	-	484
Total non-accrual LHFI	$16,084	$1,336	$(826)	$(258)	$-	$16,336
Non-accrual loans held for sale
Commercial real estate	$1,472	$-	$-	$(53)	$-	$1,419
Total non-accrual LHFS	$1,472	$-	$-	$(53)	$-	$1,419
Total non-accrual loans	$17,556	$1,336	$(826)	$(311)	$-	$17,755

Total non-accrual loans at June 30, 2013 were $17.8 million and were comprised of $16.4 million in LHFI and $1.4 million in LHFS.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $5.2 million decrease was the result of a $4.3 million reduction in existing non-accrual loan balances through payments and payoffs, $2.2 million in charge-offs related to specific reserves on LHFI, $153,000 write down on the LHFS and $100,000 in transfers to OREO, which were partially offset by additions of $1.6 million. If interest had been accrued, such income would have been approximately $453,000 and $979,000 for the three and six months ended June 30, 2013, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter.  Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

	June 30,	December 31,
(In thousands)	2013	2012
Impaired loans with a valuation allowance	$8,401	$9,405
Impaired loans without a valuation allowance	17,885	19,423
Impaired LHFS	1,419	1,572
Total impaired loans	$27,705	$30,400

Valuation allowance related to impaired loans	$800	$2,026

	For the six months
	ended June 30,
(In thousands)	2013	2012
Average investment in impaired loans	$24,593	$47,726
Interest income recognized on impaired loans and leases	$273	$228
Interest income recognized on a cash basis on impaired loans and leases	$273	$228

Other Real Estate Owned

Other real estate owned (“OREO”) decreased $433,000 from $13.4 million at December 31, 2012 to $13.0 million at June 30, 2013.  Set forth below is a table which details the changes in OREO from December 31, 2012 to June 30, 2013.

	2013
(In thousands)	First Quarter	Second Quarter
Beginning balance	$13,435	$13,264
Net proceeds from sales	(2,277)	(2,603)
Net gain on sales	162	418
Assets acquired on non-accrual loans	1,956	2,252
Impairment charge	(12)	(329)
Ending balance	$13,264	$13,002

At June 30, 2013, OREO was comprised of $4.6 million in tax liens, $4.5 million in land, $3.6 million in commercial real estate, and residential real estate with a fair value of $283,000.  During the second quarter of 2013, the Company sold collateral related to land, received net proceeds of $765,000 and recorded a net gain of $12,000.The Company also sold nine condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $99,000 and recorded a net gain of $37,000.  The Company also sold collateral related to two residential real estate loans.  The Company received net proceeds of $114,000 and recorded a small net gain of $5,000.  In addition to these second quarter sales, the Company sold 15 properties acquired through the tax lien portfolio.  The Company received proceeds of $1.6 million and recorded net gains of $364,000 as a result of these sales.  During the second quarter of 2013, the Company recorded impairment charges of $146,000 related to residential real estate and $183,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $2.3 million to OREO.

During the first quarter of 2013, the Company sold collateral related to land, received net proceeds of $1.8 million and recorded a loss of $38,000.  The Company also sold three condominiums related to a construction project mentioned above. The Company received its pro rata share of net proceeds in the amount of $24,000 and recorded a gain of $17,000.  Additionally the Company sold four single family homes related to two loans.  The Company received net proceeds of $43,000 and recorded a small net gain of $3,000.  In addition to these first quarter sales, the Company sold eleven properties acquired through the tax lien portfolio. The Company received proceeds of $367,000 and recorded a net gain of $180,000 as a result of these sales. During the first quarter of 2013, the Company acquired collateral related to a residential real estate loan and transferred $100,000 to OREO.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $1.9 million to OREO. The Company recorded impairment charges of $12,000 related to properties acquired through the tax lien portfolio.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-accrual, but management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days or they have a risk rating of substandard. Potential problem loans amounted to approximately $11.0 million and $13.3 million at June 30, 2013 and December 31, 2012.

Other Income

For the second quarter of 2013 other income was $961,000 compared to $1.9 million for the comparable quarter in 2012. The $984,000 or 50.6%, decrease in other income quarter over quarter was primarily related to the $2.0 million decrease in gains on the sale of loans and leases ($0 in 2013 compared to $2.0 million in 2012).  Partially offsetting this transaction was a decline in OTTI charges related to available for sale securities ($0 in 2013 versus $859,000 in 2012).  Additionally net gains on the sale of OREO increased $163,000 quarter over quarter ($418,000 in 2013 versus $255,000 in 2012).

For the six months ended June 30, 2013, other income amounted to $2.4 million compared to other income of $2.6 million for comparable period in 2012, a decrease of $237,000, or 9.1%. During the first quarter of 2013, the Company sold its storage facility site in Philadelphia and a building in Narberth that housed the training center.  The Company received net proceeds of $1.1 million and recorded gains of $676,000.  Additionally net gains on the sale of OREO increased $463,000 year over year ($580,000 in 2013 versus $117,000 in 2012).  As previously mentioned OTTI charges related to available for sale securities declined $859,000 ($0 in 2013 versus $859,000 in 2012).  Offsetting these positive items was a $2.0 million decrease in gains on the sale of loans and leases ($0 in 2013 compared to $2.0 million in 2012) and an $89,000 decrease in net gains on the sale of available for sale securities ($70,000 in 2013 compared to $159,000 in 2012).

Other Expense

Non-interest expense for the second quarter of 2013 decreased $1.0 million, or 11.9%, to $7.6 million when compared to the same period in 2012. The quarter versus quarter reductions was mainly related to declines in credit related expenses, salaries and benefits, and professional and legal fees of $943,000, $505,000 and $498,000, respectively.   Credit related expenses ($723,000 in 2013 versus $1.7 million in 2012) and professional and legal fees ($808,000 in 2013 versus $1.3 million in 2012) declined as a result of a decline in the Company’s non-performing assets and the resolution of the DOJ investigation.  Salaries and benefits declined $505,000 ($2.7 million in 2013 versus $3.2 million in 2012) due to the reduction in work force executed in the first quarter of 2013, various salary reductions, and a phasing out of certain nonessential employee benefits.  Offsetting these positive items was a $1.65 million loss contingency accrual for a potential settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)

For the six months ended June 30, 2013 non-interest expense declined $3.0 million, or 17.7% to $13.7 million when compared to the same period in 2012.  The decrease year over year was primarily attributable to reductions in credit related expenses, professional and legal fees, and salaries and benefits of $1.1 million, $842,000 and $600,000, respectively.   Credit related expenses ($1.3 million in 2013 versus $2.4 million in 2012) and professional and legal fees ($1.5 million in 2013 versus $2.3 million in 2012) declined as a result of a reduction in the Company’s non-performing assets and the resolution of the DOJ investigation.  Salaries and benefits declined $600,000 ($5.5 million in 2013 versus $6.1 million in 2012) due to the reduction in work force executed in the first quarter of 2013, various salary reductions, and a phasing out of certain nonessential employee benefits.  Additionally in the 2012 period the Company recorded a $2.0 million accrual for a DOJ fine related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $1.2 million.  Offsetting these positive items was a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)

Income Taxes

Total income tax expense for the second quarter and the first six months of 2013 and the comparable quarter and the first six months of 2012 was $0. The Company did not record a tax benefit despite the net loss since it concluded at that time that it was more likely than not that the Company would not generate sufficient taxable income to realize all of the deferred tax assets.

The Company concluded at June 30, 2013 and December 31, 2012 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, 2010, 2011 and 2012 the Company established additional valuation allowances of $10.2 million, $7.7 million,  $3.0 million and $3.2 million respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at June 30, 2013, totaled $39.6 million. The effective tax rate for the second quarters and the first six months of both 2013 and 2012 was 0%.

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

	Three months ended June 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$717,220	$31,381	$748,601
Total deposits	$525,670	$-	$525,670
Interest income	$6,077	$666	$6,743
Interest expense	1,415	382	1,797
Net interest income	$4,662	$284	$4,946
(Credit) provision for loan and lease losses	(431)	268	(163)
Total other income	550	411	961
Total other expenses	5,054	2,513	7,567
Income tax expense (benefit)	-	-	-
Net income (loss )	$589	$(2,086)	$(1,497)
Noncontrolling interest	$140	$(834)	$(694)
Net income (loss) attributable to Royal Bancshares	$449	$(1,252)	$(803)

	Three months ended June 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$7,074	$1,349	$8,423
Interest expense	1,811	706	2,517
Net interest income	$5,263	$643	$5,906
Provision for loan and lease losses	1,334	181	1,515
Total other income	1,797	148	1,945
Total other expenses	6,811	1,781	8,592
Income tax expense (benefit)	306	(306)	-
Net loss	$(1,391)	$(865)	$(2,256)
Noncontrolling interest	$40	$(346)	$(306)
Net loss attributable to Royal Bancshares	$(1,431)	$(519)	$(1,950)

	Six months ended June 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$717,220	$31,381	$748,601
Total deposits	$525,670	$-	$525,670
Interest income	$12,026	$1,469	$13,495
Interest expense	2,965	812	3,777
Net interest income	$9,061	$657	$9,718
(Credit) provision for loan and lease losses	(741)	327	(414)
Total other income	1,712	657	2,369
Total other expenses	10,665	3,042	13,707
Income tax expense (benefit)	-	-	-
Net income (loss )	$849	$(2,055)	$(1,206)
Noncontrolling interest	$301	$(822)	$(521)
Net income (loss) attributable to Royal Bancshares	$548	$(1,233)	$(685)

	Six months ended June 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,932	$50,694	$830,626
Total deposits	$582,292	$-	$582,292
Interest income	$14,291	$2,938	$17,229
Interest expense	3,712	1,618	5,330
Net interest income	$10,579	$1,320	$11,899
Provision for loan and lease losses	1,443	156	1,599
Total other income	2,586	20	2,606
Total other expenses	12,583	4,076	16,659
Income tax expense (benefit)	357	(357)	-
Net loss	$(1,218)	$(2,535)	$(3,753)
Noncontrolling interest	$80	$(1,014)	$(934)
Net loss attributable to Royal Bancshares	$(1,298)	$(1,521)	$(2,819)

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

Royal Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans. Royal Bank also offers safe deposit boxes, collections, internet banking, and bill payment along with other customary bank services (excluding trust) to its customers. Drive-up, ATM, and night depository facilities are available. Services may be added or deleted from time to time. Royal Bank’s business and services are not subject to significant seasonal fluctuations. During the first quarter of 2013, Royal Bank launched its mobile banking application. Royal Bank is a member of the Federal Reserve FedLine Wire Transfer System.

Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and Camden and Gloucester counties in New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from fourteen branches located throughout Montgomery, Philadelphia, Chester, Delaware and Berks counties and Camden County, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in nineteen states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania.

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

Employees: Royal Bank employed approximately 132 people on a full-time equivalent basis as of June 30, 2013.

Deposits: At June 30, 2013, total deposits of Royal Bank were distributed among demand deposits (14%), money market deposit, savings and NOW accounts (42%) and time deposits (44%). At June 30, 2013, deposits of $531.8 million decreased $29.2 million from $561.0 million at year end 2012. Included in Royal Bank’s deposits are approximately $6.0 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At June 30, 2013, Royal Bank, including its subsidiaries, had a total net loan portfolio (excluding loans held for sale) of $352.7 million, representing 48% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, small business leases and consumer loans.  At June 30, 2013, total loans increased a net of $25.8 million from December 31, 2012 due to new loan originations, an $8.3 million purchase of a pool of jumbo residential mortgages on properties located in Washington, D.C., and a decline in allowance and were partially offset by pay downs, payoffs, charge-offs, and transfers to OREO.

Business results: Total assets of Royal Bank were $741.7 million at June 30, 2013 compared to $767.3 million at year end 2012.  Royal Bank recorded a net loss of $698,000 for the second quarter of 2013 compared to a net loss of $818,000 for the comparable quarter of 2012.  For the first half of 2013, Royal Bank recorded a net loss of $494,000 compared to a net loss of $1.7 million for the first half of 2012. Total interest income of Royal Bank for the quarter and six months ended June 30, 2013 was $6.7 million and $13.5 million, respectively, compared to $8.4 million and $17.2 million for the quarter ended and six months ended June 30, 2012, respectively. The decline in interest income for both the quarter and year to date was attributed to a reduced level of interest-earning assets coupled with lower yields. Interest expense was $1.8 million and $3.8 million for the quarter and six months ended June 30, 2013, respectively, compared to $2.5 million and $5.3 million for the quarter and six months ended June 30, 2012, respectively.  The decline in interest expense for both the quarter and year to date was due to the intentional run off of higher cost CDs and FHLB advances and the favorable re-pricing of maturing CDs and FHLB advances. The primary transaction contributing to the net loss for the quarter and six months ended June 30, 2013 was a loss contingency accrual of $1.65 million for a potential settlement with the plaintiffs of a class action lawsuit related to the tax lien subsidiaries. After adjusting for the noncontrolling interest, Royal Bank’s 60% share of the loss contingency amounted to $990,000.The improvement in the net loss year over year was largely due to a $2.0 million reduction in the provision for loan and lease losses, a $1.1 million decrease in credit related expenses, and a $676,000 gain on the sale of two facilities. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first six months of 2013 and 2012, neither sales nor purchases of lease portfolios were material.

Business results: At June 30, 2013, total assets of Royal Leasing were $38.3 million, including $38.1 million in net leases, as compared to $37.1 million in assets at December 31, 2012. During the quarter ended June 30, 2013, Royal Leasing had net interest income of $533,000, a decrease of $2,000 from the comparable period of 2012; provision for lease losses of $26,000 versus $71,000 in the comparable quarter of 2012; non-interest income of $152,000 as compared to $122,000 in the second quarter of 2012; and non-interest expense of $112,000 versus $100,000 for the second quarter of 2012.  Royal Leasing recorded net income prior to management distribution fees of $545,000 for the three months ended June 30, 2013 compared to net income of $297,000 for the comparable period in 2012, which represents an increase of $248,000. For the first half of 2013, Royal Leasing recorded net income prior to management distribution fees of $1.2 million compared to net income of $679,000 for the comparable period of 2012.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2013, the amount due Royal Bank from RBA Leasing was $35.3 million.

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

Business results: At June 30, 2013 and December 31, 2012, total assets of RIA were $5.9 million.  For the quarter ended June 30, 2013, RIA had net income of $6,000 compared to net income of $28,000 for the comparable period of 2012 while the net loss for the first half of 2013 amounted to $4,000 compared to net income of $41,000 for the comparable six months of 2012.

Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At June 30, 2013, there were no outstanding loans from Royal Bank to RIA.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the quarter ended June 30, 2013, RID reported net income of $147,000, compared to a net loss of $707,000 for the quarter ended June 30, 2012.  The 2012 loss was primarily due to $859,000 in investment impairment on a private equity real estate fund.  For the first half of 2013, RID reported net income of $317,000 versus a net loss of $400,000 in the comparable period of 2012. At June 30, 2013, total assets of RID were $29.6 million, of which $2.6 million was held in cash and cash equivalents and $3.2 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At June 30, 2013 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At June 30, 2013, Royal Preferred LLC had total assets of approximately $23.8 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2013 amounted to 2.42%.

On August 13, 2009, the Company’s Board determined to suspend interest payments on the trust preferred securities.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of June 30, 2013 the trust preferred interest payment in arrears was $2.8 million and has been recorded in interest expense and accrued interest payable.  The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014. After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.

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

Business results:  CSC had net interest expense of $67,000 for the quarter ended June 30, 2013 compared to net interest income of $51,000 for the comparable quarter in 2012.  Net interest income for the first half of 2013 decreased $179,000 from $48,000 for the first half of 2012 to net interest expense of $131,000 due to the liquidation of the portfolio.  For the three and six months ended June 30, 2013, CSC recorded net losses of $213,000 and $325,000, respectively, compared to net losses of $542,000 and $1.6 million, respectively, for the comparable periods of 2012.  The net loss for the six months ended June 30, 2012 was largely driven by a $1.0 million accrual for a DOJ fine for a settlement with the DOJ related to their investigation.  At June 30, 2013, total assets of CSC were $5.5 million, of which $3.8 million was held in tax liens compared to total assets at December 31, 2012 of $6.7 million, of which the majority was held in tax liens. The allowance for lien loss was $240,000 at June 30, 2013.

Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At June 30, 2013, the amount due Royal Bank from CSC was $5.6 million.

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

Business results: Net interest income for RTL was $351,000 and $788,000 for the three and six months ended June 30, 2013, respectively, compared to $592,000 and $1.3 million for the comparable periods in 2012, respectively.  The decline in net interest income was largely due to a decline in the average tax liens outstanding.   RTL recorded a net loss of $1.9 million for the quarter ended June 30, 2013 compared to a net loss of $323,000 for the comparable quarter of 2012 primarily due to a $1.65 million loss contingency accrual for a potential settlement with the plaintiffs in a class action lawsuit related to the tax lien subsidiaries.  For the six months ended 2013, RTL recorded a net loss of $1.7 million compared to a net loss of $974,000 for the comparable period in 2012. The $700,000 decline was primarily related to the $1.65 million loss contingency mentioned previously offset by a decline of a $1.0 million accrual for a DOJ fine for a settlement with the DOJ related to their investigation recorded in the first quarter of 2012.  At June 30, 2013, total assets of RTL were $25.8 million, of which $24.0 million was held in tax liens compared to total assets at December 31, 2012 of $30.6 million, of which the majority was held in tax liens. The allowance for lien loss was $346,000 at June 30, 2013.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W.  At June 30, 2013, the amount due Royal Bank from RTL was $15.7 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at June 30, 2013 were $748.6 million, a decrease of $25.1million, or 3.2%, from December 31, 2012.  This decrease was mainly attributed to a reduction of $45.1 million and $4.0 million in investment securities and cash and cash equivalents, respectively.  Cash flows from the investment portfolio including sales, calls and principal payment on mortgage-backed securities and CMOs were redeployed into new loan originations and to fund the reduction in deposits.  Net loans and leases grew $25.8 million while deposits declined $29.2 million.

Cash and Cash Equivalents

Total cash and cash equivalents of $24.8 million at June 30, 2013 decreased $4.0 million, or 14.0%, from $28.8 million at December 31, 2012 mainly due to the decline in deposits.

Investment Securities

AFS investment securities of $304.1 million at June 30, 2013, declined $45.1 million, or 12.9%, from the level at December 31, 2012.  The decrease was primarily due to changing the mix of interest-earning assets to loans and to fund the intentional run-off of maturing CDs.  FHLB stock was $4.6 million at June 30, 2013 and $6.0 million at December 31, 2012.

The AFS portfolio had gross unrealized losses of $5.3 million at June 30, 2013 compared to gross unrealized losses of $946,000 at December 31, 2012.  The considerable increase in the gross unrealized loss was directly impacted by the $3.1 million increase in the gross unrealized loss on government agency debt securities.  These securities carry lower coupons and their market value was negatively impacted by a 45% increase in the 10-year Treasury yield from 1.76% at December 31, 2012 to 2.55% at June 30, 2013.  The Company did not record OTTI charges in 2013.  For the three and six months ended June 30, 2012, the Company recorded $859,000 in OTTI on a private equity real estate fund due to the fund’s financial performance. The AFS portfolio had a net unrealized loss of $997,000 at June 30, 2013 compared to net unrealized gains of $5.3 million at December 31, 2012.  The decrease in value of the investment portfolio is directly related to the increase in the 10-year Treasury yield at June 30, 2013.

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

Loans and Leases

Total loans and leases of $367.9 million grew $23.7 million, or 6.9%, from the level at December 31, 2012.  The increase was attributed to new loan originations partially offset by balances being paid down, payoffs, charge-offs, and transfers to OREO during the first quarter of 2013.  The higher yielding tax certificates declined $6.0 million, or 24.4%. The Company has become more selective in approving commercial real estate loans. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate, middle market business lending and more recently home equity loans.

The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2013	2012
Commercial real estate	$180,601	$167,115
Construction and land development	34,696	37,215
Commercial and industrial	66,985	40,560
Multi-family	11,736	11,756
Residential real estate	15,873	24,981
Leases	38,497	37,347
Tax certificates	18,578	24,569
Consumer	901	1,139
Total gross loans and leases	$367,867	$344,682
Deferred fees, net (1)	-	(517)
Total loans and leases	$367,867	$344,165

1For the 2013 period net deferred fees were allocated among the loan types.

Deposits

Total deposits, the Company’s primary source of funds, declined $29.2 million, or 5.3%, from $554.9 million at December 31, 2012 to $525.7 million at June 30, 2013.  Time deposits and money market accounts decreased $20.6 million and $15.4 million, respectively from year end 2012. Partially offsetting these declines was an increase in demand deposits of $7.6 million from December 31, 2012.

The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2013	2012
Demand (non-interest bearing)	$66,121	$58,531
NOW	42,201	43,920
Money Markets	163,944	179,359
Savings	18,418	17,472
Time deposits (over $100)	84,795	91,233
Time deposits (under $100)	150,191	164,402
Total deposits	$525,670	$554,917

Borrowings

At June 30, 2013, total borrowings, which include short-term and long-term borrowings and trust preferred securities, amounted to $133.9 million at June 30, 2013 compared to $134.1 million at December 31, 2012. The small reduction is attributable to payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Consolidated shareholders’ equity of $53.3 million at June 30, 2013 decreased $5.1 million or 8.8%, from $58.4 million at December 31, 2012. The decrease was related to a reduction of $3.9 million in other comprehensive income mostly related to a decline in the valuation of the investment portfolio, a $618,000 decline in non-controlling interest and net loss of $685,000 for the first two quarters of 2013.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2013, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the consolidated financial statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As shown in the table below, Royal Bank met these requirements at June 30, 2013 and December 31, 2010 and met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2013 and the most recent eleven quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2013	$72,511	15.45%	$37,536	8.00%	$46,919	10.00%
At December 31, 2012	$71,891	16.10%	$35,732	8.00%	$45,169	10.00%
Tier I capital (to risk-weighted assets)
At June 30, 2013	$66,531	14.18%	$18,768	4.00%	$28,152	6.00%
At December 31, 2012	$66,164	14.81%	$17,866	4.00%	$27,101	6.00%
Tier I capital (to average assets, leverage)
At June 30, 2013	$66,531	9.09%	$29,267	4.00%	$36,584	5.00%
At December 31, 2012	$66,164	8.53%	$31,012	4.00%	$38,765	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the six	For the
	months ended	year ended
(In thousands)	June 30, 2013	December 31, 2012
RAP net loss	$(4,377)	$(17,974)
Tax lien adjustment, net of noncontrolling interest	3,883	4,731
U.S. GAAP net loss	$(494)	$(13,243)

	At June 30, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.45%	16.62%	16.10%	17.57%
Tier I capital (to risk-weighted assets)	14.18%	15.35%	14.81%	16.29%
Tier I capital (to average assets, leverage)	9.09%	9.89%	8.53%	9.45%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
At June 30, 2013	$87,801	18.29%	$38,406	8.00%	N/	A	N/	A
At December 31, 2012	$88,838	19.33%	$36,774	8.00%	N/	A	N/	A
Tier I capital (to risk-weighted assets)
At June 30, 2013	$75,777	15.78%	$19,203	4.00%	N/	A	N/	A
At December 31, 2012	$77,450	16.85%	$18,387	4.00%	N/	A	N/	A
Tier I capital (to average assets, leverage)
At June 30, 2013	$75,777	10.17%	$29,801	4.00%	N/	A	N/	A
At December 31, 2012	$77,450	9.80%	$31,614	4.00%	N/	A	N/	A

As of June 30, 2013, the Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the six	For the
	months ended	year ended
(In thousands)	June 30, 2013	December 31, 2012
U.S. GAAP net loss	$(685)	$(15,625)
Tax lien adjustment, net of noncontrolling interest	(3,883)	(4,731)
RAP net loss	$(4,568)	$(20,356)

	At June 30, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.29%	17.16%	19.33%	17.90%
Tier I capital (to risk-weighted assets)	15.78%	14.18%	16.85%	14.82%
Tier I capital (to average assets, leverage)	10.17%	9.09%	9.80%	8.56%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  At June 30, 2013, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At June 30, 2013, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

In June 2012, the federal bank regulatory agencies issued a series of proposed revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  In July 2013, the federal bank regulatory agencies adopted final rules, which differ in certain respects from the June 2012 proposals.

The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The new minimum capital requirements are effective on January 1, 2015.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

The July 2013 final rules include three significant changes from the June 2012 proposals:  (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

The Company and Royal Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios.  The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At June 30, 2013, the Company’s liquidity ratios were more than three times the policy minimums.

On August 13, 2009, the Company’s Board of Directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Board of Directors also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the liquidity position of Royal Bank, a wholly owned subsidiary of the Company.  As of June 30, 2013 the trust preferred interest payment in arrears was $2.8 million and has been recorded in interest expense and accrued interest payable. The interest payment deferral period on the trust preferred securities ends after the second quarter of 2014.  After the ending of the deferral period if the interest payments are not made then it would constitute an event of default which could impact the Company’s consolidated financial statements and liquidity.  As of June 30, 2013 the Series A Preferred stock dividend in arrears was $6.8 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate will prospectively increase to9% per annum.

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

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2013:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$15.7	$-	$-	$-	$9.1	$24.8
Investment securities AFS	19.0	30.6	139.7	115.8	(1.0)	304.1
Loans:
Fixed rate	13.3	47.5	123.1	70.0	(15.2)	238.7
Variable rate	63.0	52.4	-	-	-	115.4
Total loans	76.3	99.9	123.1	70.0	(15.2)	354.1
Other assets	-	21.8	-	-	43.8	65.6
Total Assets	$111.0	$152.3	$262.8	$185.8	$36.7	$748.6
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$66.1	$66.1
Interest bearing deposits	24.5	73.7	126.4	-	-	224.6
Certificate of deposits	39.3	88.2	92.9	14.6	-	235.0
Total deposits	63.8	161.9	219.3	14.6	66.1	525.7
Borrowings	38.9	-	95.0	-	-	133.9
Other liabilities	-	-	-	-	35.8	35.8
Capital	-	-	-	-	53.2	53.2
Total liabilities & capital	$102.7	$161.9	$314.3	$14.6	$155.1	$748.6
Net interest rate GAP	$8.3	$(9.6)	$(51.5)	$171.2	$(118.4)
Cumulative interest rate GAP	$8.3	$(1.3)	$(52.8)	$118.4
GAP to total assets	1%	-1%
GAP to total equity	16%	-18%
Cumulative GAP to total assets	1%	0%
Cumulative GAP to total equity	16%	-2%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At June 30, 2013, floating rate loans with floors and without floors were $85.8 million and $29.6million, respectively.

REGULATORY ORDERS

FDIC and Department of Banking Memorandum of Understanding

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”).  Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At June 30, 2013, based on capital levels calculated under regulatory accounting principles (“RAP”), Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 9.09% and 15.45%, respectively.  Please refer to “Capital Adequacy” under “Financial Condition”.

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under Federal Reserve Agreement, and it was replaced with an informal agreement, an MOU, with the Federal Reserve Bank, effective July 17, 2013.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s common stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the two MOUs may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the MOUs. Additionally, the Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the MOUs. Attracting new management talent is critical to the success of our business and could be potentially effected due to the existence of the MOUs.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the “Liquidity and Interest Rate Sensitivity” section of the “Management’s Discussion and Analysis of Financial Condition and Results Operations” of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 13, 2012, March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division (“the Boyer Action”), Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al. ,U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to a master complaint for the consolidated action.  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.  During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000. Subsequently, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC, and RTL reached an agreement in principle with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is contingent upon negotiation of a definitive settlement agreement and is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

On or about March 15, 2012, CSC, RTL and the Company were named defendants, among others, in a complaint filed by Marina Bay Towers Urban Renewal II, LP (“MBT”) in the Superior Court of New Jersey, Law Division, Cape May County.  The complaint alleges essentially the same claims as asserted in the Complaint.  However MBT does not seek to represent a class and only seeks remedies related to itself.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

In 2005, the Company purchased $25.0 million in Class B-1 Notes of a collateralized debt obligation (“CDO”) offered by Lehman Brothers, Inc.  Concurrently with the issuance of the notes, the issuer entered into a credit swap with Lehman Brothers Special Financing (“LBSF”).  Lehman Brothers Holdings, Inc. (“LBHI”) guaranteed LBSF’s obligations to the issuer under the credit swap. When LBHI filed for bankruptcy in September 2008, an event of default under the indenture occurred, and the trustee declared the notes to be immediately due and payable.  The Company was repaid its principal on the notes in September 2008.  In September 2010, LBSF filed suit in the United States Bankruptcy court for the Southern District of New York against certain indenture trustees, certain special-purpose entities (issuers) and a class of noteholders and trust certificate holders who received distributions from the trustees, to recover funds that were allegedly improperly paid to the noteholders in forty-seven separate CDO transactions.  In July 2012, LBSF added the Company as a defendant in the proceeding. In June 2013, LBSF voluntarily dismissed without prejudice and without costs all claims against the Company related to the CDO transaction.

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

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 14, 2013.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 14, 2013.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 14, 2013.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of  Royal Bancshares of Pennsylvania on August 14, 2013.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: August 14, 2013
/s/ Michael S. Thompson
Michael S. Thompson
Principal Financial and Accounting Officer