Form 10-Q
period 2013-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2013-11-12
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:         September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No. ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2013
$2.00 par value	10,998,693

Class B Common Stock	Outstanding at October 31, 2013
$0.10 par value	2,002,943

PART I – FINANCIAL STATEMENTS
Item 1.  Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	(In thousands, except share data)
Cash and due from banks	$10,274	$10,621
Interest bearing deposits	8,580	18,181
Total cash and cash equivalents	18,854	28,802
Investment securities available-for-sale ("AFS”)	291,345	349,203
Other investment, at cost	2,250	2,250
Federal Home Loan Bank ("FHLB") stock, at cost	4,364	6,011
Loans and leases held for sale ("LHFS")	-	1,572
Loans and leases held for investment ("LHFI")	377,329	344,165
Less allowance for loan and lease losses	14,679	17,261
Net loans and leases	362,650	326,904
Bank owned life insurance	14,986	14,585
Accrued interest receivable	7,869	10,256
Other real estate owned ("OREO"), net	13,906	13,435
Premises and equipment, net	4,770	5,232
Other assets	16,006	15,466
Total assets	$737,000	$773,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$63,338	$58,531
Interest bearing	459,282	496,386
Total deposits	522,620	554,917
Short-term borrowings	14,000	-
Long-term borrowings	97,994	108,333
Subordinated debentures	25,774	25,774
Accrued interest payable	2,471	3,760
Other liabilities	22,019	22,517
Total liabilities	684,878	715,301
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at September 30, 2013 and December 31, 2012	29,808	29,396
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 11,431,638 at September 30, 2013 and December 31, 2012, respectively	22,863	22,863
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,020,449 at September 30, 2013 and December 31, 2012, respectively	202	202
Additional paid in capital	125,930	126,287
Accumulated deficit	(117,835)	(117,080)
Accumulated other comprehensive loss	(5,610)	(142)
Treasury stock - at cost, shares of Class A, 468,373 and 498,488 at September 30, 2013 and December 31, 2012, respectively	(6,550)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	48,808	54,555
Noncontrolling interest	3,314	3,860
Total equity	52,122	58,415
Total liabilities and shareholders’ equity	$737,000	$773,716

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income
Loans and leases, including fees	$5,426	$6,298	$16,331	$19,766
Investment securities available-for-sale	1,528	1,453	4,103	5,196
Deposits in banks	6	10	21	28
Total Interest Income	6,960	7,761	20,455	24,990
Interest expense
Deposits	983	1,440	3,061	4,641
Short-term borrowings	6	1	17	309
Long-term borrowings	901	938	2,589	2,759
Total Interest Expense	1,890	2,379	5,667	7,709
Net Interest Income	5,070	5,382	14,788	17,281
Provision (credit) for loan and lease losses	218	1,761	(196)	3,360
Net Interest Income after Provision (Credit) for Loan and Lease Losses	4,852	3,621	14,984	13,921

Other income
Net gains on sales of other real estate owned	629	228	1,209	345
Gain on sale of premises and equipment	526	-	1,204	-
Service charges and fees	363	315	1,001	893
Gains on sales of loans and leases	241	39	257	2,044
Income from bank owned life insurance	134	139	401	414
Income related to real estate owned via equity investments	-	18	-	56
Net (losses) gains on the sale of AFS investment securities	(1)	225	69	384
Other income	45	187	165	480
Total other-than-temporary impairment on investment securities	-	-	-	(859)
Total Other Income	1,937	1,151	4,306	3,757
Other expenses
Employee salaries and benefits	2,547	2,866	7,998	8,911
OREO expenses and impairment	844	2,624	1,741	4,898
Professional and legal fees	569	986	2,037	3,296
Occupancy and equipment	566	499	1,682	1,619
Pennsylvania shares tax	283	314	840	951
FDIC and state assessments	253	287	781	778
Directors' fees	138	95	356	304
Loan collection expenses	130	133	408	326
Restructuring charges	119	-	230	-
Loss contingency	-	-	1,650	-
Impairment on loans held for sale	-	856	153	856
Department of Justice fine	-	-	-	2,000
Other operating expenses	841	749	2,121	2,129
Total Other Expenses	6,290	9,409	19,997	26,068
Income (Loss) Before Tax Benefit	499	(4,637)	(707)	(8,390)
Income tax expense (benefit)	-	-	-	-
Net Income (Loss)	$499	$(4,637)	$(707)	$(8,390)
Less net income (loss) attributable to noncontrolling interest	$157	$175	$(364)	$(759)
Net income (loss) attributable to Royal Bancshares of Pennsylvania, Inc.	$342	$(4,812)	$(343)	$(7,631)
Less Preferred stock Series A accumulated dividend and accretion	$520	$511	$1,553	$1,525
Net loss to common shareholders	$(178)	$(5,323)	$(1,896)	$(9,156)
Per common share data
Net loss – basic and diluted	$(0.01)	$(0.40)	$(0.14)	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Loss - (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$499	$(4,637)	$(707)	$(8,390)
Other comprehensive income (loss), net of tax
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(1,687)	1,067	(5,705)	838
Less adjustment for impaired investments[1]	-	-	-	(558)
Less reclassification adjustment for gains realized in net income (loss)[2]	-	147	46	250
Unrealized (losses) gains on investment securities	(1,687)	920	(5,751)	1,146
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization[3]	(94)	(150)	(283)	(264)
Other comprehensive (loss) income	(1,593)	1,070	(5,468)	1,410
Comprehensive loss	$(1,094)	$(3,567)	$(6,175)	$(6,980)
Less net income (loss) attributable to noncontrolling interest	157	261	(364)	(759)
Comprehensive loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(1,251)	$(3,828)	$(5,811)	$(6,221)

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Nine months ended September 30, 2013
(unaudited)

(In thousands,	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2013	$29,396	11,432	$22,863	2,020	$202	$126,287	$(117,080)	$(142)	$(6,971)	$3,860	$58,415
Comprehensive loss
Net loss							(343)			(364)	(707)
Other comprehensive loss, net of reclassifications and taxes								(5,468)			(5,468)
Distributions to noncontrolling interests										(182)	(182)
Accretion of discount on preferred stock	412						(412)				-
Treasury shares issued for compensation						(377)			421		44
Stock option expense						20					20
Balance September 30, 2013	$29,808	11,432	$22,863	2,020	$202	$125,930	$(117,835)	$(5,610)	$(6,550)	$3,314	$52,122

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30,

(In thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(343)	$(7,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	311	300
Stock compensation expense	20	35
(Credit) provision for loan and lease losses	(196)	3,360
Impairment charge for other real estate owned	953	3,413
Net amortization of investment securities	3,492	4,776
Net accretion on loans	(263)	(192)
Net gains on sales of other real estate	(1,209)	(345)
Proceeds from sales of loans and leases	4,042	11,039
Gains on sales of loans and leases	(257)	(2,044)
Net gains on sales of AFS investment securities	(69)	(384)
Distribution from investments in real estate	-	(56)
Net gains on sales of premises and equipment	(1,204)	-
Income from bank owned life insurance	(401)	(414)
Impairment of loans held for sale	153	856
Impairment of AFS investment securities	-	859
Changes in assets and liabilities:
Decrease in accrued interest receivable	2,387	4,570
(Increase) decrease in other assets	(540)	5,059
(Decrease) increase in accrued interest payable	(1,289)	2,482
(Decrease) increase in other liabilities	(498)	1,916
Net cash provided by operating activities	5,089	27,599
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	77,237	109,503
Proceeds from sales of AFS investment securities	20,428	27,089
Purchase of AFS investment securities	(52,131)	(170,090)
Net redemption of Federal Home Loan Bank stock	1,647	1,558
Net (increase) decrease in loans	(41,150)	57,308
Purchase of premises and equipment	(296)	(219)
Proceeds from the sales of premises and equipment	1,651	-
Distribution from investments in real estate	-	56
Proceeds from sales of real estate owned	6,213	6,360
Net cash provided by investing activities	13,599	31,565
Cash flows from financing activities:
Increase in demand and NOW accounts	1,384	1,332
Decrease in money market and savings accounts	(17,726)	(3,461)
Decrease in certificates of deposit	(15,955)	(2,537)
Change in short-term borrowings	14,000	(54,218)
Repayments of long-term borrowings	(50,339)	(336)
Proceeds from long-term borrowings	40,000	15,000
Net cash used in financing activities	(28,636)	(44,220)
Net (decrease) increase in cash and cash equivalents	(9,948)	14,944
Cash and cash equivalents at the beginning of the period	28,802	24,506
Cash and cash equivalents at the end of the period	$18,854	$39,450
Supplemental Disclosure
Interest paid	$6,802	$5,227
Transfers to other real estate owned	$6,428	$10,492

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2012 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net loss for the periods presented herein as a result of reclassification.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  Because of the significant differences in requirements under U.S. GAAP and IFRS, FASB and the International Accounting Standards Board (“IASB”) are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial statements.

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

Note 2.       Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Memorandum of Understanding

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”).  Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At September 30, 2013, based on capital levels calculated under regulatory accounting principles (“RAP”), Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 9.39% and 15.70%, respectively.  Please refer to “Note 11 – Regulatory Capital Requirements” to the consolidated financial statements.

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

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank, effective July 17, 2013.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s common stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

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

Significant Losses

For the period 2008 through 2012, the Company recorded significant losses totaling $119.6 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance. For the third quarter of 2013, the Company recorded net income of $342,000 compared to a net loss of $4.8 million for the comparable period in 2012. The quarter over quarter improvement was mainly related to a $2.6 million decrease in credit related expenses, a $1.5 million decline in provision for loan and lease losses, and a $526,000 gain on the sale of premises and equipment, a parking lot in Philadelphia.  For the nine months ended September 30, 2013, the Company recorded a net loss of $343,000 compared to a net loss of $7.6 million for the same period in 2012.  The reduction in net loss was mainly related to a $3.8 million decrease in credit related expenses, $3.6 million decline in provision for loan and lease losses, and a $1.3 million decline in professional and legal fees, which were partially offset by a decrease of $1.8 million in gains on the sale of loans and leases.  In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.

Credit Quality

Adverse economic conditions in our specific market areas and decreases in real estate property values due to the nature of our loan portfolio in particular had affected the ability of customers to repay their loans and impacted our financial condition and results of operations. The financial services and real estate industries were hit particularly hard during the “Great Recession”.  As a result the Company’s loan and investment portfolios were directly affected.  The Company’s commercial real estate loans, including construction and land development loans, realized a decline in the collateral values, and a reduction in the borrowers’ ability to meet the payment terms of their loans due to reduced cash flow.  Further declines in collateral values and borrowers’ liquidity with sustained unemployment at current levels may lead to additional increases in foreclosures, delinquencies and customer bankruptcies.  The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

The Company had non-performing loans of $13.5 million and $23.0 million at September 30, 2013 and December 31, 2012, respectively.  The Company recorded $837,000 and  $3.2 million in charge-offs and write-downs for the three and nine months ended September 30, 2013, respectively compared to $2.9 million and $3.7 million in charge-offs and write-downs for the comparable periods of 2012, respectively.  OREO balances were $13.9 million at September 30, 2013 and $13.4 million at December 31, 2012.

Royal Bank was successful in reducing net classified loans, which includes LHFS and OREO from $51.8 million at December 31, 2012 to $42.1 million at September 30, 2013.  Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $5.1 million at September 30, 2013 versus $4.6 million at December 31, 2012. Material advances on any classified or delinquent loan are to be approved by the Board of Directors and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. Royal Bank recorded $859,000 in other-than-temporary-impairment (“OTTI”) losses during the nine months ended September 30, 2012 compared to $0 for the comparable period in 2013.

Commercial Real Estate Concentrations

As mentioned previously the adverse economic conditions primarily impacted the real estate secured loan portfolio.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While the Company believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depend on the profitable operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general, which may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Bank’s commercial real estate loans, which may require the Company to obtain additional capital.

Commercial real estate, multi-family and construction and land development loans held for investment were $209.5 million at September 30, 2013 comprising 56% of total loans compared to $216.1 million or 63% of total loans at December 31, 2012.  Based on capital levels calculated under U.S. GAAP and RAP, Royal Bank does not have a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006. Please see discussion in “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements.

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels.  During the third quarter, the FHLB released Royal Bank from the over collateralized delivery requirement of 105% subject to reevaluation on a quarterly basis. The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of September 30, 2013, Royal Bank had $20.4 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at September 30, 2013, Royal Bank had $138.3 million in unpledged agency securities that were available to be pledged as collateral if needed and $17.4 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was $7.8 million at September 30, 2013, and was based on collateral pledged.

At September 30, 2013, the liquidity to deposits ratio was 37.6% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 28.7% compared to Royal Bank’s 10% policy target. Borrowings were $112.0 million and $108.3 million at September 30, 2013 and December 31, 2012, respectively.

The Company also has unfunded pension plan obligations, which potentially could impact liquidity, of $16.6 million as of September 30, 2013.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of September 30, 2013, the Series A Preferred stock dividend in arrears was $7.2 million and has not been recognized in the consolidated financial statements.  During the third quarter of 2013, the Company received approval from the Federal Reserve Bank to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current on the interest payments on the trust preferred securities which included an interest penalty of $174,000.   The Company believes the decision to suspend the preferred cash dividends will better support the liquidity position of Royal Bank.

At September 30, 2013, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve MOU the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2013 and the previous twelve quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the MOU, Royal Bank must maintain a minimum Tier 1 leverage ratio and a minimum total risk-based capital ratio of 8% and 12%, respectively. At September 30, 2013, based on capital levels calculated under RAP, Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 9.39% and 15.70%, respectively.

Department of Justice Investigation (“DOJ”)

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until the spring of 2009.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which had been previously recognized in the Company’s consolidated financial statements.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.

Additionally a number of lawsuits have been filed in the Superior Court of New Jersey against the former President of CSC and RTL, CSC, RTL, Royal Bancshares of Pennsylvania and certain other parties on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations. These lawsuits allege violations of the New Jersey Antitrust Act and unjust enrichment, and seek treble damages, attorney fees and injunctive relief.  CSC, RTL and Royal Bancshares removed these cases to the U.S. District Court for the District of New Jersey. On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to file a master complaint for the consolidated action.   On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court. During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  Subsequently, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC, and RTL reached a settlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

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

In order to meet the requirements in the previous Orders, the previous Federal Reserve Agreement, and the current MOUs, management adopted a strategy to deleverage the balance sheet in order to maintain capital ratios at required regulatory minimums. The Board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the FDIC MOU.  As a result, the Board and management have developed a contingency plan to maintain capital ratios at required levels which may include selling interest-earning assets. This strategy also assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.  The deleveraging was largely accomplished by the continued reduction of brokered deposits from $89.1 million at December 31, 2010 to $0 as of September 30, 2013.  In addition, borrowings were reduced by $43.0 million during the same period.  The Company’s strategic plan includes improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, and returning to profitability.

During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which has weighed heavily on earnings and was the largest contributing factor to the Company’s losses. While sustaining capital ratios above the required minimum, the Company has made progress in improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining liquidity. As a result of the decline in level of classified assets, there has been a corresponding reduction in the provision for loan and lease losses and the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets which has resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earning assets and interest-bearing liabilities.  In the event further deleveraging is necessary to maintain the required capital levels, net interest income would be negatively impacted.

The Company is focused on transitioning Royal Bank into a more traditional community bank with the branches becoming selling centers and not just service centers.  Traditional consumer products such as home equity loans and a new mobile banking application are part of the expanded product offerings.  Recently the Company launched a new website, which takes advantage of the latest technologies and trends in web development, including responsive design which reformats content to fit any screen, improving both aesthetics and user experience.  Visitors will also find a renewed emphasis on our most important products and services, including quick links to key revenue driving product lines, our secure home equity application and our powerful online and mobile banking tools. During the fourth quarter of 2013, the Company expects to complete the hiring process, which includes regulatory approval, of an experienced retail executive who will expand retail sales capabilities, refresh the branch footprint and achieve further penetration of our recently-expanded retail and web-based products.

The Company has developed a management Profitability Improvement Plan (the “Plan”) to generate steady revenue growth, expense management and gain operational efficiencies. Specific initiatives of the Plan effectuated in the first three quarters of 2013 focused on adjustments to personnel of the Company and discretionary expenses. These efforts, which included a 21% reduction in workforce and an annualized reduction of approximately 10% of discretionary expenses, were implemented and enhanced day-to-day operations and the ability of the Company to drive new revenue.  The Company has reorganized and relocated certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish these objectives.  The Company also finalized a unique opportunity to reduce employee expenses as eight individuals became employees of a local company that provides servicing of the remaining tax lien and non-performing assets portfolios. Those portfolios continue to diminish per the Company's strategic plan. This outsourcing arrangement enables the Company to focus on the expansion of its core banking products while de-emphasizing legacy non-core activity such as tax liens.  Under the Plan, the Company has developed a facilities rationalization plan as part of the overall strategic goal to return to profitability.  During 2013, the Company sold its storage facility site and a parking lot in Philadelphia and a building in Narberth that housed the training center.  The Company recorded gains of $1.2 million as a result of these sales.  During 2013, Royal Bank consolidated the leased Henderson Road office between the King of Prussia and Bridgeport offices and consolidated the 15th Street branch office into the Walnut Street branch office, which are both located in Center City Philadelphia.  These branch consolidations had minimal effect on deposit levels.  As a result of the reduction in workforce and the vacating of leased real estate, the Company recorded $230,000 in restructuring charges directly related to one-time employee termination benefits and an effective termination of a lease.    The Company is negotiating the relocations of approximately three branches to more attractive facilities and nearby locations over the next six to eight months. The Company has targeted to have the Plan fully implemented by the end of 2013. Through the reorganizing of the lending and credit departments during the last half of 2012, Royal Bank was able to increase LHFI $33.1 million from $344.2 million at December 31, 2012 to $377.3 million at September 30, 2013. All of these plans are focused on repositioning the Company for 2013 and beyond.

Note 3.        Investment Securities

The carrying value and fair value of investment securities AFS at September 30, 2013 are as follows:

		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
U.S. government agencies	$74,355	$9	$(4,613)	$-	$69,751
Mortgage-backed securities-residential	32,460	340	(961)	-	31,839
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	164,729	2,876	(1,647)	-	165,958
Non-agency	4,566	-	-	-	4,566
Corporate bonds	9,777	30	(214)	-	9,593
Municipal bonds	5,514	-	(186)	-	5,328
Other securities	3,489	920	(147)	-	4,262
Common stocks	33	15	-	-	48
Total available for sale	$294,923	$4,190	$(7,768)	$-	$291,345

The carrying value and fair value of investment securities AFS at December 31, 2012 are as follows:

		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
U.S. government agencies	$66,371	$151	$(78)	$-	$66,444
Mortgage-backed securities-residential	30,038	518	(47)	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,556	5,031	(611)	-	233,976
Non-agency	1,007	4	-	-	1,011
Corporate bonds	7,477	32	(72)	-	7,437
Municipal bonds	5,645	-	(30)	-	5,615
Other securities	3,752	520	(108)	-	4,164
Common stocks	33	14	-	-	47
Total available for sale	$343,879	$6,270	$(946)	$-	$349,203

The amortized cost and fair value of investment securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2013
(In thousands)	Amortized cost	Fair value
Within 1 year	$15,906	$14,911
After 1 but within 5 years	6,443	6,394
After 5 but within 10 years	34,864	32,909
After 10 years	32,433	30,458
Mortgage-backed securities-residential	32,460	31,839
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	164,729	165,958
Non-agency	4,566	4,566
Total available for sale debt securities	291,401	287,035
No contractual maturity	3,522	4,310
Total available for sale securities	$294,923	$291,345

Proceeds from the sales of investments AFS during the three months ended September 30, 2013 and 2012 were $0 and $15.2 million, respectively.  Proceeds from the sales of investments AFS for the nine months ended September 30, 2013 and 2012 were $20.4 million and $27.1 million, respectively.  The following table summarizes gross gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2013	2012	2013	2012
Gross realized gains	$-	$225	$181	$565
Gross realized losses	(1)	-	(112)	(181)
Net realized (losses) gains	$(1)	$225	$69	$384

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

The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2013	2012	2013	2012
Other securities	$-	$-	$-	$859
Total OTTI charges	$-	$-	$-	$859

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2013 and 2012 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2013	2012
Balance at January 1,	$173	$173
Reductions for securities sold during the period (realized)	(173)	-
Balance at September 30,	$-	$173

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

September 30, 2013	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$65,743	$(4,613)	$-	$-	$65,743	$(4,613)
Mortgage-backed securities-residential	23,156	(961)	-	-	23,156	(961)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	56,816	(1,647)	-	-	56,816	(1,647)
Corporate bonds	5,875	(203)	988	(11)	6,863	(214)
Municipal bonds	5,328	(186)	-	-	5,328	(186)
Other securities	297	(147)	-	-	297	(147)
Total available-for-sale	$157,215	$(7,757)	$988	$(11)	$158,203	$(7,768)

December 31, 2012	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$23,818	$(78)	$-	$-	$23,818	$(78)
Mortgage-backed securities-residential	7,280	(47)	-	-	7,280	(47)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	44,937	(592)	3,975	(19)	48,912	(611)
Corporate bonds	2,165	(13)	941	(59)	3,106	(72)
Municipal bonds	4,597	(21)	882	(9)	5,479	(30)
Other securities	289	(38)	255	(70)	544	(108)
Total available-for-sale	$83,086	$(789)	$6,053	$(157)	$89,139	$(946)

The AFS portfolio had gross unrealized losses of $7.8 million and $946,000 at September 30, 2013 and December 31, 2012, respectively.  The considerable increase in the gross unrealized loss was directly impacted by increases of $4.5 million, $1.0 million and $914,000 in the gross unrealized loss on government agency debt securities, MBS, and CMOs, respectively.  These securities carry lower coupons and their market value was negatively impacted by a 49% increase in the 10-year Treasury yield from 1.76% at December 31, 2012 to 2.62% at September 30, 2013.  The Company has not recorded OTTI charges in 2013.  For the nine months ended September 30, 2012, the Company recorded $859,000 in OTTI on a private equity real estate fund due to the fund’s financial performance. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of September 30, 2013, the Company owns common stock of two financial institutions with a total fair value of $48,000 and an unrealized gain of $15,000.  During the first quarter of 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

U.S. government-sponsored agencies (“US Agencies”):  As of September 30, 2013, the Company had 22 callable U.S. Agencies with a fair value of $65.7 million and gross unrealized losses of $4.6 million.  All of these U.S. Agencies have been in an unrealized loss position for twelve months or less and are callable at par.  Management believes that the unrealized loss on these debt securities is a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell the securities before recovery of the cost basis and will not more likely than not be required to sell these securities before recovery of the cost basis.  Therefore, management has determined that these 22 securities are not other-than-temporarily impaired at September 30, 2013.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of September 30, 2013, the Company had ten mortgage-backed securities with a fair value of $23.2 million and gross unrealized losses of $961,000. All of these mortgage-backed securities have been in an unrealized loss position for twelve months or less. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2013.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of September 30, 2013, the Company had sixteen Agency CMOs with a fair value of $56.8 million and gross unrealized losses of $1.6 million. All of these Agency CMOs have been in an unrealized loss position for twelve months or less. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2013.

Corporate bonds:  As of September 30, 2013, the Company had seven corporate bonds with a fair value of $6.9 million and gross unrealized losses of $214,000.  Six bonds have been in an unrealized loss position for twelve months or less. The one bond that has been in an unrealized loss position for more than twelve months has a fair market value of $988,000 and an unrealized loss of $11,000 at September 30, 2013.  All seven bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the seven bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider these bonds to be other-than-temporarily impaired at September 30, 2013.

Municipal bonds:  As of September 30, 2013, the Company had seven municipal bonds with a fair value of $5.3 million and gross unrealized losses of $186,000.  The municipal bonds have been in an unrealized loss position for twelve months or less and are investment grade. Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at September 30, 2013.

Other securities:  As of September 30, 2013, the Company had seven investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and its near-term projections.  At September 30, 2013, two of the private equity funds had a combined fair value of $297,000 and a gross unrealized loss of $147,000.  OTTI charges were recorded in prior periods on these two funds.  These two private equity funds have been in an unrealized loss position for more than twelve months. The Company receives capital distributions on these funds.  Management concluded that there was no additional impairment on these two funds as of September 30, 2013.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other-than-temporary.

Note 4.       Loans and Leases

Major classifications of LHFI are as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Commercial real estate	$158,223	$167,115
Construction and land development	39,594	37,215
Commercial and industrial	86,401	40,560
Multi-family	11,678	11,756
Residential real estate	24,830	24,981
Leases	40,408	37,347
Tax certificates	15,364	24,569
Consumer	831	1,139
Total gross loans	$377,329	$344,682
Deferred fees, net*	-	(517)
Total loans and leases	$377,329	$344,165

*For the 2013 period net deferred fees were allocated among the loan types.

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate and construction and land development loans at September 30, 2013.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At September 30, 2013 and December 31, 2012, the Company had $0 and $1.6 million; respectively, in non-accrual LHFS. During the third quarter of 2013, the Company transferred a $2.3 million non-accrual loan from LHFI to LHFS at the lower of cost or fair market value using expected net sales proceeds.  For the nine months ended September 30, 2013, the Company recording impairment charges of $153,000.  During the third quarter of 2013, the Company sold two loans and received proceeds of $3.9 million and recorded gains of $241,000 as a result of these sales.

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

The following tables present risk ratings for each loan portfolio segment at September 30, 2013 and December 31, 2012, excluding LHFS.

September 30, 2013			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$95,250	$37,150	$16,667	$3,679	$5,477	$158,223
Construction and land development	7,235	17,493	11,595	572	2,699	39,594
Commercial and industrial	48,108	18,064	5,971	10,403	3,855	86,401
Multi-family	8,994	2,108	576	-	-	11,678
Residential real estate	24,310	-	-	-	520	24,830
Leases	39,890	56	77	-	385	40,408
Tax certificates	14,832	-	-	-	532	15,364
Consumer	772	59	-	-	-	831
Total LHFI	$239,391	$74,930	$34,886	$14,654	$13,468	$377,329

December 31, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$64,308	$69,510	$19,529	$3,423	$10,345	$167,115
Construction and land development	2,139	13,872	16,343	581	4,280	37,215
Commercial and industrial	14,764	10,774	92	9,969	4,961	40,560
Multi-family	9,019	2,034	703	-	-	11,756
Residential real estate	15,125	6,634	602	1,626	994	24,981
Leases	36,755	325	16	-	251	37,347
Tax certificates	23,968	-	-	-	601	24,569
Consumer	926	213	-	-	-	1,139
Subtotal LHFI	167,004	103,362	37,285	15,599	21,432	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

The past due status of all classes of loans and leases receivable is determined based on contractual due dates for loan payments. Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.  The following tables present an aging analysis of past due payments for each loan portfolio segment at September 30, 2013 and December 31, 2012, excluding LHFS.

September 30, 2013	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$1,005	$3,152	$-	$5,477	$148,589	$158,223
Construction and land development	-	-	-	2,699	36,895	39,594
Commercial and industrial	109	-	-	3,855	82,437	86,401
Multi-family	-	-	-	-	11,678	11,678
Residential real estate	267	419	-	520	23,624	24,830
Leases	162	-	-	385	39,861	40,408
Tax certificates	-	-	-	532	14,832	15,364
Consumer	19	-	-	-	812	831
Subtotal LHFI	$1,562	$3,571	$-	$13,468	$358,728	$377,329

December 31, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$1,548	$1,486	$-	$10,345	$153,736	$167,115
Construction and land development	-	-	-	4,280	32,935	37,215
Commercial and industrial	200	-	-	4,961	35,399	40,560
Multi-family	-	-	-	-	11,756	11,756
Residential real estate	562	486	-	994	22,939	24,981
Leases	325	16	-	251	36,755	37,347
Tax certificates	-	-	-	601	23,968	24,569
Consumer	-	-	-	-	1,139	1,139
Subtotal LHFI	2,635	1,988	-	21,432	318,627	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

The following tables detail the composition of the non-accrual loans at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Commercial real estate	$5,477	$230	$10,345	$835
Construction and land development	2,699	-	4,280	820
Commercial and industrial	3,855	209	4,961	255
Residential real estate	520	16	994	14
Leases	385	138	251	55
Tax certificates	532	67	601	47
Total non-accrual LHFI	$13,468	$660	$21,432	$2,026
Non-accrual loans held for sale
Commercial real estate	$-	$-	$1,572	$-
Total non-accrual LHFS	$-	$-	$1,572	$-
Total non-accrual loans	$13,468	$660	$23,004	$2,026

Total non-accrual loans at September 30, 2013 were $13.5 million in LHFI.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $9.5 million decrease was the result of a $8.5 million reduction in existing non-accrual loan balances through payments and sales, $3.2 million in charge-offs and write downs, and $1.5 million in transfers to OREO, which were partially offset by additions of $3.7 million in non-accrual LHFI. If interest had been accrued, such income would have been approximately $370,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

During the nine months ended September 30, 2013 and 2012, total cash collected on impaired loans, which includes LHFS, was $10.6 million and $22.3 million respectively, of which $9.9 million and $20.1 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2013	2012
Impaired loans with a valuation allowance	$5,550	$9,405
Impaired loans without a valuation allowance	17,868	19,423
Impaired LHFS	-	1,572
Total impaired loans	$23,418	$30,400

Valuation allowance related to impaired loans	$660	$2,026

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.  At September 30, 2013, the Company had 13 TDRs, of which six are on non-accrual status, with a total carrying value of $17.4 million.  At the time of the modifications, six of the loans were already classified as impaired loans.  At December 31, 2012, the Company had 12 TDRs with a total carrying value of $21.1 million.  During 2013, the Company received pay downs and payoffs of $3.3 million and recorded specific reserve charge-offs of $1.7 million.  Additionally, the Company sold one of the TDRs and received $2.5 million in proceeds.  There were three new TDRs totaling $3.8 million for the nine months ended September 30, 2013.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at September 30, 2013.

(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs

Construction and land development	4	$1,320	$497	$1,817
Commercial real estate	4	4,295	4,550	8,845
Commercial and industrial	3	4,531	2,038	6,569
Residential real estate	2	-	130	130
Total	13	$10,146	$7,215	$17,361

At September 30, 2013, all of the TDRs were in compliance with their restructured terms.

The following table presents new TDRs that occurred during the nine months ended September 30, 2013.  The Company did not classify any restructuring as TDR’s during the third quarter of 2013.

	Modifications by type for the nine months ended September 30, 2013
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	2	$-	$-	$-	$3,705	$3,705	$3,761	$3,761
Commercial and industrial	1	-	-	-	82	82	87	87
Total	3	$-	$-	$-	$3,787	$3,787	$3,848	$3,848

Note 5.        Allowance for Loan and Lease Losses

The following tables present the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment for the three and nine months ended September 30, 2013, the year ended December 31, 2012 and the three and nine months ended September 30, 2012.

	Allowance for Loan and Leases Losses
	For the three months ended September 30, 2013
(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$7,952	$2,017	$2,465	$588	$353	$999	$586	$18	$201	$15,179
Charge-offs	(605)	-	(34)	-	(32)	(40)	(126)	-	-	(837)
Recoveries	1	106	4	-	2	4	2	-	-	119
Provision	(1,159)	72	1,080	(114)	175	133	41	(3)	(7)	218
Ending balance	$6,189	$2,195	$3,515	$474	$498	$1,096	$503	$15	$194	$14,679
Ending balance: related to loans individually evaluated for impairment	$230	$-	$209	$-	$16	$138	$67	$-	$-	$660
Ending balance: related to loans collectively evaluated for impairment	$5,959	$2,195	$3,306	$474	$482	$958	$436	$15	$194	$14,019

	Allowance for Loan and Leases Losses
	For the nine months ended September 30, 2013
(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(1,440)	(820)	(228)	-	(32)	(149)	(410)	-	-	(3,079)
Recoveries	127	297	14	-	157	24	74	-	-	693
Provision	(1,248)	(269)	1,805	(180)	(725)	113	367	(14)	(45)	(196)
Ending balance	$6,189	$2,195	$3,515	$474	$498	$1,096	$503	$15	$194	$14,679
Ending balance: related to loans individually evaluated for impairment	$230	$-	$209	$-	$16	$138	$67	$-	$-	$660
Ending balance: related to loans collectively evaluated for impairment	$5,959	$2,195	$3,306	$474	$482	$958	$436	$15	$194	$14,019

	Loans Held for Investment and Evaluated for Impairment
	For the three and nine months ended September 30, 2013
(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$158,223	$39,594	$86,401	$11,678	$24,830	$40,408	$15,364	$831	$-	$377,329
Ending balance: individually evaluated for impairment	$10,045	$4,019	$8,112	$-	$520	$190	$532	$-	$-	$23,418
Ending balance: collectively evaluated for impairment	$148,178	$35,575	$78,289	$11,678	$24,310	$40,218	$14,832	$831	$-	$353,911

	Allowance for Loan and Leases Losses and Loans Held for Investment
	For the year ended December 31, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$1,311	$425	$20	$307	$16,380
Charge-offs	(1,313)	(2,452)	(586)	(542)	(111)	(465)	(802)	-	-	(6,271)
Recoveries	3	816	67	-	208	32	29	-	-	1,155
Provision	2,316	2,100	112	665	(187)	230	820	9	(68)	5,997
Ending balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Ending balance: related to loans individually evaluated for impairment	$835	$820	$255	$-	$14	$55	$47	$-	$-	$2,026
Ending balance: related to loans collectively evaluated for impairment	$7,915	$2,167	$1,669	$654	$1,084	$1,053	$425	$29	$239	$15,235
LHFI
Ending balance	$167,115	$37,215	$40,560	$11,756	$24,981	$37,347	$24,569	$1,139	$-	$344,682
Ending balance: individually evaluated for impairment	$10,958	$5,943	$10,251	$-	$994	$81	$601	$-	$-	$28,828
Ending balance: collectively evaluated for impairment	$156,157	$31,272	$30,309	$11,756	$23,987	$37,266	$23,968	$1,139	$-	$315,854

	Allowance for Loan and Leases Losses
	For the three months ended September 30, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$7,679	$3,738	$2,206	$946	$1,125	$1,212	$332	$20	$237	$17,495
Charge-offs	-	(1,242)	(156)	(541)	(30)	(82)	(29)	-	-	(2,080)
Recoveries	-	232	3	-	-	6	-	-	-	241
Provision	1,009	753	(103)	101	17	13	(35)	6	-	1,761
Ending balance	$8,688	$3,481	$1,950	$506	$1,112	$1,149	$268	$26	$237	$17,417
Ending balance: related to loans individually evaluated for impairment	$1,313	$1,210	$222	$-	$22	$41	$-	$-	$-	$2,808
Ending balance: related to loans collectively evaluated for impairment	$7,375	$2,271	$1,728	$506	$1,090	$1,108	$268	$26	$237	$14,609

	Allowance for Loan and Leases Losses
	For the nine months ended September 30, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$1,311	$425	$20	$307	$16,380
Charge-offs	-	(1,242)	(364)	(541)	(30)	(377)	(307)	-	-	(2,861)
Recoveries	3	423	60	-	2	22	28	-	-	538
Provision	941	1,777	(77)	516	(48)	193	122	6	(70)	3,360
Ending balance	$8,688	$3,481	$1,950	$506	$1,112	$1,149	$268	$26	$237	$17,417
Ending balance: related to loans individually evaluated for impairment	$1,313	$1,210	$222	$-	$22	$41	$-	$-	$-	$2,808
Ending balance: related to loans collectively evaluated for impairment	$7,375	$2,271	$1,728	$506	$1,090	$1,108	$268	$26	$237	$14,609

	Loans Held for Investment and Evaluated for Impairment
	For the three and nine months ended September 30, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial and industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$161,834	$40,280	$39,831	$8,490	$26,100	$38,313	$27,622	$1,094	$-	$343,564
Ending balance: individually evaluated for impairment	$13,493	$7,552	$5,507	$-	$1,273	$52	$716	$-	$-	$28,593
Ending balance: collectively evaluated for impairment	$148,341	$32,728	$34,324	$8,490	$24,827	$38,261	$26,906	$1,094	$-	$314,971

The following tables detail the loans that were evaluated for impairment by loan segment at September 30, 2013 and December 31, 2012.

	For the nine months ended September 30, 2013
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$10,420	$9,119	$-	$8,665	$129
Commercial real estate	12,054	4,019	-	4,061	45
Commercial and industrial	4,775	4,730	-	6,401	241
Residential real estate	-	-	-	108	27
Tax certificates	-	-	-	171	-
Total:	$27,249	$17,868	$-	$19,406	$442
With an allowance recorded:
Construction and land development	$926	$926	$230	$2,114	$-
Commercial real estate	-	-	-	495	-
Commercial and industrial	4,664	3,382	209	2,587	-
Residential real estate	707	520	16	472	-
Leasing	190	190	138	105	-
Tax certificates	4,526	532	67	338	-
Total:	$11,013	$5,550	$660	$6,111	$-

	For the year ended December 31, 2012
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$10,417	$8,623	$-	$11,163	$78
Construction and land development	6,250	3,464	-	10,059	187
Commercial and industrial	7,790	6,820	-	5,545	73
Multi-family	-	-	-	780	-
Residential real estate	572	516	-	490	21
Tax certificates	-	-	-	583	-
Total:	$25,029	$19,423	$-	$28,620	$359
With an allowance recorded:
Commercial real estate	$4,136	$2,335	$835	$1,526	$-
Construction and land development	6,180	2,479	820	923	-
Commercial and industrial	9,585	3,431	255	682	-
Multi-family	-	-	-	383	-
Residential real estate	685	478	14	714	7
Leases	81	81	55	86	-
Tax certificates	4,408	601	47	288	-
Total:	$25,075	$9,405	$2,026	$4,602	$7

Note 6.        Other Real Estate Owned

OREO increased $471,000 from $13.4 million at December 31, 2012 to $13.9 million at September 30, 2013.  Set forth below is a table which details the changes in OREO from December 31, 2012 to September 30, 2013.

	2013
(In thousands)	First Quarter	Second Quarter	Third Quarter
Beginning balance	$13,435	$13,264	$13,002
Net proceeds from sales	(2,277)	(2,603)	(1,333)
Net gain (loss) on sales	162	418	629
Assets acquired on non-accrual loans	1,956	2,252	2,220
Impairment charge	(12)	(329)	(612)
Ending balance	$13,264	$13,002	$13,906

At September 30, 2013, OREO was comprised of $6.0 million in tax liens, $4.3 million in land, $3.3 million in commercial real estate, and residential real estate with a fair value of $283,000.  During the third quarter of 2013, the Company sold 23 condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $118,000 and recorded a net gain of $79,000.  The Company also sold fourteen properties acquired through the tax lien portfolio.  The Company received proceeds of $1.2 million and recorded net gains of $547,000 as a result of these sales.  During the third quarter of 2013, the Company recorded impairment charges of $498,000 on four properties based on annual updated appraisals or agreements of sale and $114,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $2.2 million to OREO.

During the second quarter of 2013, the Company sold collateral related to land, received net proceeds of $765,000 and recorded a net gain of $12,000. The Company also sold nine condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $99,000 and recorded a net gain of $37,000.  The Company also sold collateral related to two residential real estate loans.  The Company received net proceeds of $114,000 and recorded a small net gain of $5,000.  In addition to these second quarter sales, the Company sold 15 properties acquired through the tax lien portfolio.  The Company received proceeds of $1.6 million and recorded net gains of $364,000 as a result of these sales.  During the second quarter of 2013, the Company recorded impairment charges of $146,000 related to residential real estate and $183,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $2.3 million to OREO.

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

Note 7.        Deposits

The Company’s deposit composition as of September 30, 2013 and December 31, 2012 is presented below:

	September 30,	December 31,
(In thousands)	2013	2012
Demand	$63,338	$58,531
NOW	40,497	43,920
Money Market	161,517	179,359
Savings	17,588	17,472
Time deposits (over $100)	89,476	91,233
Time deposits (under $100)	150,204	164,402
Total deposits	$522,620	$554,917

Note 8.        Borrowings and Subordinated Debentures

1.  Advances from the Federal Home Loan Bank

While Royal Bank has a $150 million line of credit with the FHLB, the available borrowing capacity with the FHLB is based on qualified collateral.  During the third quarter, the FHLB released Royal Bank from the over collateralized delivery requirement of 105% subject to reevaluation on a quarterly basis. Total borrowings from the FHLB were $69.0 million at September 30, 2013 compared to $65.0 million at December 31, 2012.  The FHLB advances are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  As of September 30, 2013, investment securities with a market value of $74.3 million and loans with a book value of $28.9 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Advances maturing in
2013	$14,000	0.23%	50,000	2.64%
2015	10,000	0.71%	-	-
2016	10,000	1.11%	-	-
2017	25,000	1.46%	15,000	1.39%
2018	10,000	2.01%	-	-
Total FHLB borrowings	$69,000		$65,000

As of September 30, 2013, there were no FHLB advances scheduled to mature in 2014.

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at September 30, 2013 in the amount of $3.0 million compared to $3.3 million at December 31, 2012.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at September 30, 2013 was 0.33%.

At September 30, 2013 and December 31, 2012, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.    These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.40% at September 30, 2013, and reset quarterly at 3-month LIBOR plus 2.15%.

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

On August 13, 2009, the Company’s Board determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  During the third quarter of 2013, the Company received approval from the Federal Reserve Bank to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current on the trust preferred interest payments which included an interest penalty of $174,000.

Note 9.        Commitments and Contingencies

The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$28,402	$20,515
Commitments to extend credit	14,092	24,030
Standby letters of credit and financial guarantees written	2,829	1,199

Litigation

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which had been previously recognized in the Company’s consolidated financial statements.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.

On March 13, 2012, March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division (“the Boyer Action”), Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to a master complaint for the consolidated action.  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.  During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis.  Subsequently, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC, and RTL reached a settletment agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

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

3.  Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends by the Company.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements. At September 30, 2013, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

On August 13, 2009, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of September 30, 2013, the Series A Preferred stock dividend in arrears was $7.2 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate will prospectively increase to 9% per annum.

Note 11.     Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of September 30, 2013, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2013 and the previous twelve quarters in accordance with U.S. GAAP.  Royal Bank is in discussions with the FDIC to resolve the matter.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of September 30, 2013
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$74,057	15.70%	$37,736	8.00%	$47,170	10.00%
Tier I capital (to risk-weighted assets)	$68,052	14.43%	$18,868	4.00%	$28,302	6.00%
Tier I capital (to average assets, leverage)	$68,052	9.39%	$28,995	4.00%	$36,244	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the nine
months ended
(In thousands)	September 30, 2013
RAP net loss	$(3,279)
Tax lien adjustment, net of noncontrolling interest	3,372
U.S. GAAP net loss	$93

	At September 30, 2013
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.70%	16.70%
Tier I capital (to risk-weighted assets)	14.43%	15.43%
Tier I capital (to average assets, leverage)	9.39%	10.09%

The tables below reflect the Company’s capital ratios:

	As of September 30, 2013
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$88,256	18.29%	$38,606	8.00%	N/	A	N/	A
Tier I capital (to risk-weighted assets)	$76,352	15.82%	$19,303	4.00%	N/	A	N/	A
Tier I capital (to average assets, leverage)	$76,352	10.35%	$29,499	4.00%	N/	A	N/	A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2013 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the nine
months ended
(In thousands)	September 30, 2013
U.S. GAAP net loss	$(343)
Tax lien adjustment, net of noncontrolling interest	(3,372)
RAP net loss	$(3,715)

	At September 30, 2013
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.29%	17.34%
Tier I capital (to risk-weighted assets)	15.82%	14.46%
Tier I capital (to average assets, leverage)	10.35%	9.41%

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

Net periodic defined benefit pension expense for the three and nine month periods ended September 30, 2013 and 2012 included the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$19	$68	$56	$204
Interest cost	133	154	399	450
Amortization of prior service cost	22	23	67	67
Amortization of actuarial loss	122	96	367	287
Net periodic benefit cost	$296	$341	$889	$1,008

Note 13.     Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and nine months ended September 30, 2013, 202,480 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the nine months ended September 30, 2013.  For the three months and nine months ended September 30, 2012, 380,874 and 459,719 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2012.  Additionally 30,407 warrants were also anti-dilutive for all periods presented below.

Basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012 are calculated as follows:

	Three months ended September 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(178)	13,286	$(0.01)

	Three months ended September 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(5,323)	13,257	$(0.40)

	Nine months ended September 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,896)	13,272	$(0.14)

	Nine months ended September 30, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(9,156)	13,257	$(0.69)

Note 14.     Comprehensive Income

FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income.  Unrealized gains and losses on AFS securities is an example of another comprehensive income component.

	Nine months ended September 30, 2013
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(8,833)	$(3,128)	$(5,705)
Less reclassification adjustment for gains realized in net loss	69	23	46
Unrealized losses on investment securities	(8,902)	(3,151)	(5,751)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(429)	(146)	(283)
Other comprehensive loss, net	$(8,473)	$(3,005)	$(5,468)

	Nine months ended September 30, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding losses arising during period	$1,440	$602	$838
Less adjustment for impaired investments	(859)	(301)	(558)
Less reclassification adjustment for gains realized in net loss	384	134	250
Unrealized gains on investment securities	1,915	769	1,146
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(354)	(90)	(264)
Other comprehensive income, net	$2,269	$859	$1,410

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and nine months ended September 30, 2013 and 2012.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of September 30, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$69,751	$-	$69,751
Mortgage-backed securities-residential	-	31,839	-	31,839
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	165,958	-	165,958
Non-agency	-	4,566	-	4,566
Corporate bonds	-	9,593	-	9,593
Municipal bonds	-	5,328	-	5,328
Other securities	-	-	4,262	4,262
Common stocks	48	-	-	48
Total investment securities available-for-sale	$48	$287,035	$4,262	$291,345

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$66,444	$-	$66,444
Mortgage-backed securities-residential	-	30,509	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	233,976	-	233,976
Non-agency	-	1,011	-	1,011
Corporate bonds	-	7,437	-	7,437
Municipal bonds	-	5,615	-	5,615
Other securities	-	-	4,164	4,164
Common stocks	47	-	-	47
Total investment securities available-for-sale	$47	$344,992	$4,164	$349,203

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2013 and 2012:

(In thousands)
Investment Securities Available for Sale	Other securities
Beginning balance January 1, 2013	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	5
Included in other comprehensive income	361
Purchases	32
Sales and calls	(300)
Transfers in and/or out of Level 3	-
Ending balance September 30, 2013	$4,262

	Investment Securities Available for Sale
	Trust
	preferred	Other
(In thousands)	securities	securities	Total
Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	89	(818)	(729)
Included in other comprehensive income	(392)	(189)	(581)
Purchases	-	500	500
Sales and calls	(4,362)	(575)	(4,937)
Amortization of premium	(16)	-	(16)
Transfers in and/or out of Level 3	-	-	-
Ending balance September 30, 2012	$7,922	$5,836	$13,758

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of September 30, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$9,555	$9,555
Other real estate owned	-	-	8,740	8,740

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$9,180	$9,180
Other real estate owned	-	-	7,632	7,632
Loans and leases held for sale	-	-	1,572	1,572

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
Balances as of September 30, 2013		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$9,555	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -20.0% (-9.2%)
			Liquidation expenses	-4.0% to -23.3% (-6.5%)

		Salvageable value of		0.0%
		collateral (2)

Other real estate owned	8,740	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -81.1% (-4.4%)
		Sales prices	Liquidation expenses	-5.0% to -8.0% (-6.3%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses. Fair value may also be based on negotiated settlements with the borrower.
(2)	Leases are measured using the salvageable value of the collateral.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012.  The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below state the fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012.

			Fair Value Measurements
			At September 30, 2013
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$18,854	$18,854	$18,854	$-	$-
Investment securities available-for-sale	291,345	291,345	48	287,035	4,262
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	4,364	4,364	-	-	4,364
Loans, net	362,650	356,964	-	-	356,964
Accrued interest receivable	7,869	7,869	-	7,869	-
Financial Liabilities:
Demand deposits	63,338	63,338	-	63,338	-
NOW and money markets	202,014	202,014	-	202,014	-
Savings	17,588	17,588	-	17,588	-
Time deposits	239,680	237,679	-	237,679	-
Short-term borrowings	14,000	14,000	14,000	-	-
Long-term borrowings	97,994	94,832	-	94,832	-
Subordinated debt	25,774	24,579	-	24,579	-
Accrued interest payable	2,471	2,471	-	2,471	-

			Fair Value Measurements
			At December 31, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,802	$28,802	$28,802	$-	$-
Investment securities available-for-sale	349,203	349,203	47	344,992	4,164
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	6,011	6,011	-	-	6,011
Loans held for sale	1,572	1,572	-	-	1,572
Loans, net	326,904	330,260	-	-	330,260
Accrued interest receivable	10,256	10,256	-	10,256	-
Financial Liabilities:
Demand deposits	58,531	58,531	-	58,531	-
NOW and money markets	223,279	223,279	-	223,279	-
Savings	17,472	17,472	-	17,472	-
Time deposits	255,635	251,532	-	251,532	-
Long-term borrowings	108,333	102,824	-	102,824	-
Subordinated debt	25,774	23,837	-	23,837	-
Accrued interest payable	3,760	3,760	-	3,760	-

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

The following tables present selected financial information for reportable business segments for the three and nine month periods ended September 30, 2013 and 2012.

	Three months ended September 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$-	$522,620
Interest income	$6,485	$475	$6,960
Interest expense	1,560	330	1,890
Net interest income	$4,925	$145	$5,070
Provision for loan and lease losses	178	40	218
Total other income	1,344	593	1,937
Total other expenses	5,683	607	6,290
Income tax expense (benefit)	-	-	-
Net income	$408	$91	$499
Noncontrolling interest	$121	$36	$157
Net income attributable to Royal Bancshares	$287	$55	$342

	Three months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$6,542	$1,219	$7,761
Interest expense	1,782	597	2,379
Net interest income	$4,760	$622	$5,382
Provision (credit) for loan and lease losses	1,796	(35)	1,761
Total other income	847	304	1,151
Total other expenses	8,851	558	9,409
Income tax (benefit) expense	(156)	156	-
Net (loss) income	$(4,884)	$247	$(4,637)
Noncontrolling interest	$76	$99	$175
Net (loss) income attributable to Royal Bancshares	$(4,960)	$148	$(4,812)

	Nine months ended September 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$-	$522,620
Interest income	$18,511	$1,944	$20,455
Interest expense	4,525	1,142	5,667
Net interest income	$13,986	$802	$14,788
(Credit) provision for loan and lease losses	(563)	367	(196)
Total other income	3,056	1,250	4,306
Total other expenses	16,348	3,649	19,997
Income tax expense (benefit)	-	-	-
Net income (loss )	$1,257	$(1,964)	$(707)
Noncontrolling interest	$422	$(786)	$(364)
Net income (loss) attributable to Royal Bancshares	$835	$(1,178)	$(343)

	Nine months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$20,833	$4,157	$24,990
Interest expense	5,494	2,215	7,709
Net interest income	$15,339	$1,942	$17,281
Provision for loan and lease losses	3,239	121	3,360
Total other income	3,434	323	3,757
Total other expenses	21,435	4,633	26,068
Income tax expense (benefit)	201	(201)	-
Net loss	$(6,102)	$(2,288)	$(8,390)
Noncontrolling interest	$(1,398)	$639	$(759)
Net loss attributable to Royal Bancshares	$(4,704)	$(2,927)	$(7,631)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $330,000 and $597,000 for the three month periods ended September 30, 2013 and 2012, respectively and $1.1 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 18.    Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of September 30, 2013 and December 31, 2012, FHLB stock totaled $4.4 million and $6.0 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of September 30, 2013.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and nine month periods ended September 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012.

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

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At September 30, 2013, commercial real estate loans, commercial and industrial loans, leases, and construction and land development loans comprised 42%, 23%, 11%, and 10%, respectively, of Royal Bank’s loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.  The Company has managed to improve the mix of loan types with commercial and industrial loans increasing more than double from year end 2012 and tax certificates and commercial real estate loans declining 37% and 5%, respectively, from year end 2012.  Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread.  Refer to the “Net Interest Income and Net Interest Margin” section in Management’s Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.

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

The Company has developed a management Profitability Improvement Plan (the “Plan”) to generate steady revenue growth, expense management and gain operational efficiencies. Specific initiatives of the Plan focused on adjustments to personnel of the Company and discretionary expenses to bring the Company more in line with efficient peers. These efforts, which included a 21% reduction in workforce and an annualized reduction of approximately 10% of discretionary expenses, were implemented and enhanced day-to-day operations and the ability of the Company to drive new revenue.  The Company has reorganized and relocated certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish these objectives.  The Company also finalized a unique opportunity to reduce employee expenses as eight individuals became employees of a local company that provides servicing of the remaining tax lien and non-performing assets portfolios. Those portfolios continue to diminish per the Company's strategic plan. This outsourcing arrangement enables the Company to focus on the expansion of its core banking products while de-emphasizing legacy non-core activity such as tax liens.  Under the Plan the Company has developed a facilities rationalization plan as part of the overall strategic goal to return to profitability.  During 2013, the Company sold its storage facility site and a parking lot in Philadelphia and a building in Narberth that housed the training center.  The Company recorded gains of $1.2 million as a result of these sales.  During 2013, Royal Bank consolidated the leased Henderson Road office between the King of Prussia and Bridgeport offices and consolidated the 15th Street branch office into the Walnut Street branch office, which are both located in Center City Philadelphia.  These branch consolidations had minimal effect on deposit levels.  As a result of the reduction in workforce and the vacating of leased real estate, the Company recorded $230,000 in restructuring charges directly related to one-time employee termination benefits and an effective termination of a lease.    The Company is negotiating the relocations of approximately three branches to more attractive facilities and nearby locations over the next six to eight months. The Company has targeted to have the Plan fully implemented by the end of 2013. Through the reorganizing of the Lending and Credit departments during the last half of 2012, Royal Bank was able to increase LHFI $33.1 million from $344.2 million at December 31, 2012 to $377.3 million at September 30, 2013. All of these plans are focused on repositioning the Company for 2013 and beyond.

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

Consolidated Net Loss

The Company recorded net income of $342,000 for the third quarter of 2013 compared to a net loss of $4.8 million for the comparable quarter of 2012.  The quarter over quarter improvement was mainly related to a $2.6 million decrease in credit related expenses as the total level of non-performing assets continues to decline; a $1.5 million decline in provision for loan and lease losses due to the improving credit quality of the loan portfolio, a $526,000 gain on the sale of a Company owned parking lot, and a $401,000 increase on net gains on sales of other real estate owned (“OREO”).  Although the level of non-performing assets has declined it continues to negatively impact net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  The Company has been able to mitigate part of the impact of the nonperforming assets by reducing funding costs through the re-pricing of retail CDs and the re-pricing of FHLB advances.  Net interest margin improved six basis points quarter over quarter.  Losses per share for basic and diluted were both $0.01 for the third quarter of 2013, as compared to basic and diluted losses per share of $0.40 for the same quarter of 2012.

For the nine months ended September 30, 2013, the net loss amounted to $343,000 compared to a net loss of $7.6 million for the comparable period of 2012.  Contributing to the net loss was a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)  Absent the loss contingency accrual the Company would have recorded net income of $647,000 for the nine months ended September 30, 2013. The year over year improvement was mainly related to a $3.8 million decrease in credit related expenses as the total level of non-performing assets continues to fall, a $3.6 million decline in provision for loan and lease losses as a result of the improvement in the credit quality of the loan portfolio, a decline of a $2.0 million accrual recorded in 2012 for a DOJ fine related to the tax lien subsidiaries, a $1.3 million decrease in professional and legal fees, $1.2 million in gains on the sale of Company owned real estate, a $913,000 reduction in employee salaries and benefits, a $864,000 increase on net gains on sales of OREO, and a $859,000 decline in other-than-temporary investment impairment.  Partially offsetting these positive items was a $2.5 million drop in net interest income, a $1.8 million decrease in gains on sales of loans and leases, and the $1.65 million loss contingency accrual previously stated. As previously noted, while the level of non-performing assets has declined it continues to negatively impact net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Basic and diluted loss per share were both $0.14 for the first nine months of 2013, while basic and diluted loss per share were both $0.69 for the first nine months of 2012.

Interest Income

Total interest income of $7.0 million for the third quarter of 2013 amounted to a decline of $801,000 or 10.3%, from the comparable quarter of 2012.  The decrease was primarily driven by a decline in average balances on tax certificates within the loan portfolio quarter over quarter.  The 2013 third quarter average balance of the tax certificate portfolio declined $14.0 million, or 45.2% from the same period in 2012.  This decline in average balances resulted in a $743,000 decrease in interest income. Average interest-earning assets of $684.9 million in the third quarter of 2013 declined $59.4 million, or 8.0%, from $744.4 million in the third quarter of 2012, which was primarily attributed to a decline in investments.  Average investment securities of $305.2 million during the third quarter of 2013 decreased $47.2 million, or 13.4%, from the third quarter of 2012 due to sales of investment securities to fund loan advances and incoming cash flows on the Company’s government agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) investment securities.  Despite the decline in the investment portfolio, interest income increased $75,000 quarter over quarter as amortization of premiums on the MBS/CMO portfolio declined as prepayments slowed due to rising mortgage rates. Average loan balances amounted to $373.7 million in the third quarter of 2013, which resulted in a small improvement of $6.1 million, or 1.6%, quarter over quarter. Absent the decline in tax certificates the loan portfolio would have grown $20.0 million quarter over quarter.  Average cash equivalents for the three months ended September 30, 2013, amounted to $6.1 million which resulted in a decline of $18.3 million, or 75.1%, from the comparable quarter of 2012.  The decline resulted from funding new loan originations and improved funding options relative to the comparable period of 2012.

For the third quarter of 2013, the yield on average interest-earning assets of 4.03% decreased 12 basis points from the level recorded during the comparable quarter of 2012.  The yield reduction was primarily driven by a quarter over quarter decline of 105 basis points on loans (5.76% in 2013 versus 6.81% in 2012) and was partially offset by a quarter over quarter increase of 35 basis points on investments (1.99% in 2013 versus 1.64% in 2012) and an increase of 23 basis points on cash equivalents (0.39% in 2013 versus 0.16% in 2012).  The increase in investment yield was due to lower amortization of premiums paid on investment securities within the MBS/CMO portfolio as the result of a decline in prepayments.  The decline in loan yield reflected the reduced concentration of higher yielding tax certificates and lower rates on new loans.

For the nine months ended September 30, 2013, total interest income amounted to $20.5 million resulting in a decline of $4.5 million, or 18.1% year over year. The decrease was primarily driven by a decline in average loan balances year over year and a decline in the yield on investments.  Average interest-earning assets were $692.5 million for the first nine months of 2013 compared to $762.2 million for the comparable period of 2012 resulting in a decline of $69.8 million, or 9.2%.  Average loan balances of $363.9 million for the first nine months of 2013 decreased $32.6 million, or 8.2%, year over year and negatively impacted interest income by $3.4 million of which $2.2 million was directly related to the tax lien portfolio.  The decline in loan balances for the first nine months of 2013 was attributed to loan prepayments, loan pay downs, and transfers to OREO through foreclosure proceedings.  Average investments of $316.5 million decreased $27.1 million, or 7.9%, from the first nine months of 2012 due to sales of investment securities to fund loan advances and to incoming cash flows on the Company’s MBS and CMO investment securities.  The decrease in average investments contributed to a $1.1 million decline in interest income.

The yield on average interest-earning assets for the nine months ended September 30, 2013 of 3.95% declined by 43 basis points from 4.38% for the comparable period of 2012. The yield reduction was comprised of a year over year decrease of 66 basis points for loans (6.00% in 2013 versus 6.66% in 2012) and a 32 basis point decline in the investment yield (1.73% in 2013 versus 2.02% in 2012).  The drop in loan yield was consistent with the third quarter results and reflected a decline in the higher yielding tax certificates coupled with lower rates on new loan originations. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities during 2012 with lower yielding government agency securities coupled with the accelerated amortization of premiums on investment securities during the first nine months of 2012.

Interest Expense

For the third quarter of 2013, total interest expense amounted to $1.9 million which resulted in a decline of $489,000, or 20.6%, from the comparable quarter of 2012.  The reduction in interest expense was mainly associated with a lower level of interest-bearing liabilities and a decline in the interest rates paid on those liabilities. Average balances for interest-bearing liabilities of $593.0 million for the third quarter of 2013 represented a decline of $62.5 million, or 9.5%, from the comparable quarter of 2012 primarily due to a $60.8 million decline in average interest-bearing deposits.  Average time deposits declined $40.2 million, or 14.5%, from the third quarter of 2012 to $237.7 million for the third quarter of 2013 principally due to the intentional runoff of higher priced retail CDs. Average NOW and money market deposits decreased $21.7 million, or 9.7%, quarter over quarter.  Average balances for borrowings, primarily FHLB advances, declined $1.7 million, or 1.2%, quarter over quarter.

The yield on average interest-bearing liabilities was 1.26% for the third quarter of 2013 down 18 basis points from 1.44% for the comparable quarter of 2012 as all interest-bearing liabilities experienced interest rate declines quarter over quarter.  The average interest rate paid on average interest-bearing deposits for the third quarter of 2013 was 0.85% resulting in a decline of 25 basis points from the level of 1.10% during the comparable quarter of 2012. The average interest rate paid on CDs during the third quarter of 2013 was 1.38%, which declined 24 basis points, quarter over quarter, due to lower interest rates on new accounts and the re-pricing at lower interest rates on a significant portion of the maturing retail CDs. The yield on average NOW and money market deposits of 0.29% declined quarter over quarter by 23 basis points due to lower market interest rates. The average interest rate paid on borrowings during the third quarter of 2013 was 2.68% resulting in a decline of 7 basis points quarter over quarter due to the re-pricing of FHLB advances.

For the nine months ended September 30, 2013, total interest expense of $5.7 million decreased $2.0 million, or 26.5%, from the comparable period in 2012. The decline in interest expense for the first nine months of 2013 was due to a $74.6 million, or 11.0%, decline in average interest-bearing liabilities relative to the comparable nine month period of 2012 and a 26 basis point decline in the interest rates paid on interest-bearing liabilities year over year.  For the first nine months of 2013, average interest-bearing deposits of $468.9 million decreased $54.2 million, or 10.4%, year over year.  The reduction was mainly associated with the intentional runoff of higher priced retail CDs.  Average time deposits amounted to $239.5 million during the first nine months of 2013, which resulted in a decline of $39.7 million, or 14.2%, from the level during the comparable period in 2012.  Average NOW and money market deposits decreased $15.5 million, or 6.8%, year over year. Average borrowings of $134.1 million for the first nine months of 2013 declined $20.5 million, or 13.2%, from the first nine months of 2012 due to the pay down of FHLB advances.

The average interest rate paid on interest-bearing liabilities amounted to 1.26% for the first nine months of 2013 which represented a decline of 26 basis points year over year. The average interest rate paid on interest-bearing deposits in the first nine months of 2013 amounted to 0.87%, which resulted in a year over year decline of 31 basis points. Year over year lower average interest rates were paid on NOW and money market accounts (0.32% in 2013 versus 0.66% in 2012) and on CDs (1.43% in 2013 versus 1.65% in 2012). The average rate paid on borrowings amounted to 2.60% for the first nine months of 2013 as compared to 2.65%. During the second quarter of 2013, a maturing $50.0 million FHLB advance with a rate of 2.64% was replaced with four separate FHLB advances and short-term borrowings which carry an average rate of 1.13%.  This re-pricing opportunity will favorably impact interest expense in future quarters.  Partially offsetting the decrease in the average interest rate paid on interest-bearing liabilities was a $174,000 penalty that was assessed when the interest payment in arrears on the trust preferred securities was paid in the third quarter of 2013.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2013 was $5.1 million declining $312,000, or 5.8%, from the comparable quarter of 2012.  The decrease was primarily attributed to a reduction in interest-earning assets coupled with a decline in the yield on loans quarter over quarter.  The decrease in the investment portfolio was primarily due to incoming cash flows on the Company’s MBS and CMO investment securities.  However, the investment yield increased due to lower amortization of premiums paid on investment securities within the MBS/CMO portfolio as the result of a decline in prepayments.  The decrease in loan yields reflects a $14.0 million decline in higher yielding tax liens which negatively impacted interest income by $743,000 quarter over quarter and lower rates on new loan originations.  The decline in net interest income was partially offset by a reduction in the average balance of interest-bearing deposits and the average interest rates paid on those deposits which primarily were associated with the redemption of maturing retail CDs and lower rates paid on renewing and new retail CDs and NOW and money market accounts.

The net interest margin in the third quarter of 2013 of 2.94% rose 6 basis points from the comparable quarter of 2012. The 18 basis point improvement in funding costs was partially offset by a 12 basis point decline in the yield on interest-earning assets. The decline in the yield on interest-earning assets was driven by lower yields on average loan balances (5.76% in 2013 versus 6.81% in 2012) mainly due to the $14.0 million decline of the higher yielding tax certificates quarter over quarter.  The Company continued to redeem maturing retail CDs and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates.

Net interest income for the nine months ended September 30, 2013 was $14.8 million declining $2.5 million, or 14.4%, from the comparable period in 2012.  The decrease was primarily attributed to a reduction in interest-earning assets coupled with a decline in the yield on loans and investments year over year. The decline in loan balances was attributed to loan prepayments, loan pay downs and transfers to OREO.   The decrease in the investment portfolio was primarily due to incoming cash flows on the Company’s MBS and CMO investment securities.  The decrease in loan yields reflects a $17.2 million decline in higher yielding tax liens which negatively impacted interest income by $2.2 million year over year and lower rates on new loan originations.  The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities during the past year with lower yielding government agency securities and the accelerated amortization of premiums due to prepayments of MBS and CMO securities due to mortgage re-financings. The decline in net interest income was partially offset by a reduction in the average balance of interest-bearing liabilities and the average interest rates paid on average interest-bearing deposits which primarily were associated with the redemption of maturing retail CDs and lower rates paid on renewing and new retail CDs and NOW and money market accounts.

The net interest margin of 2.86% for the nine month period ended September 30, 2013, declined 17 basis points from 3.03% in the comparable period of 2012. The 26 basis point decrease in funding costs was more than offset by the overall decline of 43 basis points in the yield on interest-earning assets. The decline in the yield on interest-earning assets was driven by lower yields on average loan balances (6.00% in 2013 versus 6.66% in 2012) mainly due to the $17.2 million decline of the higher yielding tax liens and investment securities (1.73% in 2013 versus 2.02% in 2012) year over year.  The replacement of sold and called investment securities during the past year with lower yielding government agency securities and the accelerated amortization of premiums on investment securities also accounted for the decline in the yield on interest-earning assets.  Interest rates paid on total interest-bearing liabilities for the nine month period ended September 30, 2013 declined 26 basis points to 1.26% from the prior year’s comparable period. The Company continued to redeem maturing retail CDs and was also able to lower retail deposit costs through the lower re-pricing of maturing CDs.

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

	For the three months ended			For the three months ended
	September 30, 2013			September 30, 2012
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$6,072	$6	0.39%	$24,381	$10	0.16%
Investment securities	305,152	1,528	1.99%	352,336	1,453	1.64%
Loans	373,722	5,426	5.76%	367,664	6,298	6.81%
Total interest earning assets	684,946	6,960	4.03%	744,381	7,761	4.15%
Non-earning assets	52,532			73,323
Total average assets	$737,478			$817,704
Interest-bearing deposits
NOW and money markets	$203,189	149	0.29%	$224,898	292	0.52%
Savings	17,958	9	0.20%	16,901	14	0.33%
Time deposits	237,689	825	1.38%	277,878	1,134	1.62%
Total interest bearing deposits	458,836	983	0.85%	519,677	1,440	1.10%
Borrowings	134,186	907	2.68%	135,864	939	2.75%
Total interest bearing liabilities	593,022	1,890	1.28%	655,541	2,379	1.44%
Non-interest bearing deposits	61,513			56,963
Other liabilities	30,669			32,461
Shareholders' equity	52,274			72,739
Total average liabilities and equity	$737,478			$817,704
Net interest margin		$5,070	2.94%		$5,382	2.88%

	For the nine months ended			For the nine months ended
	September 30, 2013			September 30, 2012
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$12,083	$21	0.23%	$22,091	$28	0.17%
Investments securities	316,474	4,103	1.73%	343,622	5,196	2.02%
Loans	363,909	16,331	6.00%	396,526	19,766	6.66%
Total interest earning assets	692,466	20,455	3.95%	762,239	24,990	4.38%
Non-earning assets	55,782			72,340
Total average assets	$748,248			$834,579
Interest-bearing deposits
NOW and money markets	$211,529	464	0.29%	$227,008	1,126	0.66%
Savings	17,911	28	0.21%	16,911	57	0.45%
Time deposits	239,460	2,569	1.43%	279,154	3,458	1.65%
Total interest bearing deposits	468,900	3,061	0.87%	523,073	4,641	1.19%
Borrowings	134,068	2,606	2.60%	154,533	3,068	2.65%
Total interest bearing liabilities	602,968	5,667	1.26%	677,606	7,709	1.52%
Non-interest bearing deposits	59,595			54,663
Other liabilities	29,579			27,723
Shareholders' equity	56,106			74,587
Total average liabilities and equity	$748,248			$834,579
Net interest margin		$14,788	2.86%		$17,281	3.03%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and nine month periods ended September 30, 2013, as compared to the respective periods in 2012, into amounts attributable to both rate and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(2)	$(2)	$(4)	$(17)	$10	$(7)
Total short term earning assets	(2)	(2)	(4)	(17)	10	(7)

Investments securities	(345)	420	75	(349)	(745)	(1,094)
Loans
Commercial demand loans	(528)	(248)	(776)	(1,904)	(258)	(2,162)
Commercial mortgages	732	(151)	581	1,500	(513)	987
Residential and home equity	118	(12)	106	192	4	196
Leases receivables	(17)	113	96	(54)	257	203
Tax certificates	(435)	(308)	(743)	(1,606)	(535)	(2,141)
Other loans	(23)	(7)	(30)	(63)	(19)	(82)
Loan fees	(106)	-	(106)	(436)	-	(436)
Total loans	(259)	(613)	(872)	(2,371)	(1,064)	(3,435)
Total decrease in interest income	$(606)	$(195)	$(801)	$(2,737)	$(1,799)	$(4,536)
Interest expense
Deposits
NOW and money market	$(31)	$(112)	$(143)	$(72)	$(590)	$(662)
Savings	1	(5)	(4)	3	(32)	(29)
Time deposits	(152)	(158)	(310)	(456)	(433)	(889)
Total deposits	(182)	(275)	(457)	(525)	(1,055)	(1,580)
Trust preferred	-	164	164	(382)	(214)	(596)
Borrowings	(12)	(184)	(196)	-	134	134
Total decrease in interest expense	$(194)	$(295)	$(489)	$(907)	$(1,135)	$(2,042)
Total decrease in net interest income	$(412)	$100	$(312)	$(1,830)	$(664)	$(2,494)

Credit Risk Management

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio.  The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The amount of the allowance is reviewed and approved by the Chief Financial Officer (“CFO”), Chief Administrative and Risk Officer (“CARO”), Chief Credit Officer (“CCO”), and CLO on at least a quarterly basis.  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.

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

The provision for loan and lease losses was $218,000 and a credit for $196,000 for the three and nine months ended September 30, 2013, respectively compared to $1.8 million and $3.4 million for the three and nine months ended September 30, 2012. The provision for the third quarter of 2013 was directly related to specific reserves on impaired loans.  The credit for the nine months ended September 30, 2013 was the result of the overall improved credit quality of the loan portfolio and recoveries received on previously charged-off loans.  The 2012 provision was directly related to specific reserves on impaired loans. The allowance decreased $2.6 million from $17.3 million at December 31, 2012 to $14.7 million at September 30, 2013. The decline in the allowance was directly related to the charge-off of specific reserves and improved credit quality.  Impaired loans decreased $7.0 million during the first three quarters of 2013.  The allowance was 3.89% of total loans and leases at September 30, 2013 compared to 5.02% at December 31, 2012.

Management believes that the allowance at September 30, 2013 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the ALLL were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Balance at period beginning	$15,179	$17,495	$17,261	$16,380
Charge-offs
Commercial real estate	(605)	-	(1,440)	-
Construction and land development	-	(1,242)	(820)	(1,242)
Commercial and industrial	(34)	(156)	(228)	(364)
Residential real estate	(32)	(30)	(32)	(30)
Multi-family	-	(541)	-	(541)
Leases	(40)	(82)	(149)	(377)
Tax certificates	(126)	(29)	(410)	(307)
Total charge-offs	(837)	(2,080)	(3,079)	(2,861)
Recoveries
Commercial real estate	1	-	127	3
Construction and land development	106	232	297	423
Commercial and industrial	4	3	14	60
Residential real estate	2	-	157	2
Leases	4	6	24	22
Tax certificates	2	-	74	28
Total recoveries	119	241	693	538
Net charge offs	(718)	(1,839)	(2,386)	(2,323)
Provision (credit) for loan and lease losses	218	1,761	(196)	3,360
Balance at period end	$14,679	$17,417	$14,679	$17,417

An analysis of ALLL by loan type is set forth below:

	At September 30, 2013		December 31, 2012
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$6,189	41.9%	$8,750	48.5%
Construction and land development	2,195	10.5%	2,987	10.8%
Commercial and industrial	3,515	22.9%	1,924	11.8%
Multi-family	474	3.1%	654	3.4%
Residential real estate	498	6.6%	1,098	7.3%
Leases	1,096	10.7%	1,108	10.8%
Tax certificates	503	4.1%	472	7.1%
Consumer	15	0.2%	29	0.3%
Unallocated	194	-	239	-
Total allowance	$14,679	100.0%	$17,261	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At	At
	September 30,	December 31,
(Amounts in thousands)	2013	2012
Non-accrual LHFI (1)	$13,468	$21,432
Non-accrual LHFS	-	1,572
Other real estate owned	13,906	13,435
Total nonperforming assets	$27,374	$36,439
Nonperforming assets to total assets	3.71%	4.71%
Total non-accural loans to Total loans	3.57%	6.65%
ALLL to non-accrual LHFI	108.99%	80.54%
ALLL to Total LHFI	3.89%	5.02%

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	At September 30, 2013		At December 31, 2012
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Commercial real estate	$5,477	$230	$10,345	$835
Construction and land development	2,699	-	4,280	820
Commercial & industrial	3,855	209	4,961	255
Residential real estate	520	16	994	14
Leases	385	138	251	55
Tax certificates	532	67	601	47
Total non-accrual LHFI	$13,468	$660	$21,432	$2,026
Non-accrual loans held for sale
Commercial real estate	$-	$-	$1,572	$-
Total non-accrual LHFS	$-	$-	$1,572	$-
Total non-accrual loans	$13,468	$660	$23,004	$2,026

Non-accrual loan activity for the first three quarters of 2013 is set forth below:

		1st Quarter Actvity
(In thousands)	Balance at January 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at March 31, 2013
Non-accrual loans held for investment
Commercial real estate	$10,345	$-	$(1,631)	$(835)	$-	$7,879
Construction and land development	4,280	-	(418)	(820)	-	3,042
Commercial & industrial	4,961	141	(906)	(173)	-	4,023
Residential real estate	994	-	(462)	-	(100)	432
Leases	251	-	(84)	(10)	-	157
Tax certificates	601	100	(3)	(147)	-	551
Total non-accrual LHFI	$21,432	$241	$(3,504)	$(1,985)	$(100)	$16,084
Non-accrual loans held for sale
Commercial real estate	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual LHFS	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual loans	$23,004	$241	$(3,504)	$(2,085)	$(100)	$17,556

		2nd Quarter Actvity
(In thousands)	Balance at April 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at June 30, 2013
Non-accrual loans held for investment
	$7,879	$926	$(121)	$-	$-	$8,684
Construction and land development	3,042	-	(287)	-	-	2,755
Commercial & industrial	4,023	44	(364)	(21)	-	3,682
Residential real estate	432	59	-	-	-	491
Leases	157	197	(15)	(99)	-	240
Tax certificates	551	110	(39)	(138)	-	484
Total non-accrual LHFI	$16,084	$1,336	$(826)	$(258)	$-	$16,336
Non-accrual loans held for sale
Commercial real estate	$1,472	$-	$-	$(53)	$-	$1,419
Total non-accrual LHFS	$1,472	$-	$-	$(53)	$-	$1,419
Total non-accrual loans	$17,556	$1,336	$(826)	$(311)	$-	$17,755

		3rd Quarter Actvity
(In thousands)	Balance at July 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at September 30, 2013
Non-accrual loans held for investment
Commercial real estate	$8,684	$-	$(2,602)	$(605)	$-	$5,477
Construction and land development	2,755	-	(56)	-	-	2,699
Commercial & industrial	3,682	275	(68)	(34)	-	3,855
Residential real estate	491	77	(16)	(32)	-	520
Leases	240	185	-	(40)	-	385
Tax certificates	484	1,575	(5)	(126)	(1,396)	532
Total non-accrual LHFI	$16,336	$2,112	$(2,747)	$(837)	$(1,396)	$13,468
Non-accrual loans held for sale
Commercial real estate	$1,419	$-	$(1,419)	$-	$-	$-
Total non-accrual LHFS	$1,419	$-	$(1,419)	$-	$-	$-
Total non-accrual loans	$17,755	$2,112	$(4,166)	$(837)	$(1,396)	$13,468

Total non-accrual loans at September 30, 2013 were $13.5 million in LHFI.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $9.5 million decrease was the result of a $8.5 million reduction in existing non-accrual loan balances through payments and sales, $3.2 million in charge-offs and write downs, and $1.5 million in transfers to OREO, which were partially offset by additions of $3.7 million in non-accrual LHFI. If interest had been accrued, such income would have been approximately $317,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

(In thousands)	At September 30, 2013	At December 31, 2012
Impaired loans with a valuation allowance	$5,550	$9,405
Impaired loans without a valuation allowance	17,868	19,423
Impaired LHFS	-	1,572
Total impaired loans	$23,418	$30,400

Valuation allowance related to impaired loans	$660	$2,026

	For the nine months
	ended September 30,
(In thousands)	2013	2012
Average investment in impaired loans	$26,572	$47,726
Interest income recognized on impaired loans and leases	$442	$286
Interest income recognized on a cash basis on impaired loans and leases	$27	$66

Other Real Estate Owned

Other real estate owned (“OREO”) increased $471,000 from $13.4 million at December 31, 2012 to $13.9 million at September 30, 2013.  Set forth below is a table which details the changes in OREO from December 31, 2012 to September 30, 2013.

	2013
(In thousands)	First Quarter	Second Quarter	Third Quarter
Beginning balance	$13,435	$13,264	$13,002
Net proceeds from sales	(2,277)	(2,603)	(1,333)
Net gain (loss) on sales	162	418	629
Assets acquired on non-accrual loans	1,956	2,252	2,220
Impairment charge	(12)	(329)	(612)
Ending balance	$13,264	$13,002	$13,906

At September 30, 2013, OREO was comprised of $6.0 million in tax liens, $4.3 million in land, $3.3 million in commercial real estate, and residential real estate with a fair value of $283,000.  During the third quarter of 2013, the Company sold 23 condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $118,000 and recorded a net gain of $79,000.  The Company also sold fourteen properties acquired through the tax lien portfolio.  The Company received proceeds of $1.2 million and recorded net gains of $547,000 as a result of these sales.  During the third quarter of 2013, the Company recorded impairment charges of $498,000 on four properties based on annual updated appraisals or agreements of sale and $114,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $2.2 million to OREO.

During the second quarter of 2013, the Company sold collateral related to land, received net proceeds of $765,000 and recorded a net gain of $12,000. The Company also sold nine condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $99,000 and recorded a net gain of $37,000.  The Company also sold collateral related to two residential real estate loans.  The Company received net proceeds of $114,000 and recorded a small net gain of $5,000.  In addition to these second quarter sales, the Company sold 15 properties acquired through the tax lien portfolio.  The Company received proceeds of $1.6 million and recorded net gains of $364,000 as a result of these sales.  During the second quarter of 2013, the Company recorded impairment charges of $146,000 related to residential real estate and $183,000 related to properties acquired through the tax lien portfolio.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $2.3 million to OREO.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days and include non-impaired substandard loans. Potential problem loans amounted to approximately $13.7 million at September 30, 2013 and included $5.1 million in delinquent loans.  Potential problem loans were $13.3 million at December 31, 2012.

Other Income

For the third quarter of 2013, other income was $1.9 million compared to $1.2 million for the comparable period in 2012. The $786,000 increase in other income quarter over quarter was primarily the result a $526,000 gain on the sale of a Company owned parking lot and a $401,000 increase in net gains on the sale of OREO ($629,000 in 2013 compared to $228,000 in 2012).  Partially offsetting the improvement in other income was a $226,000 decline in net gains on sale of AFS securities (a net loss of $1,000 in 2013 versus net gains of $225,000 in 2012).

For the nine months ended September 30, 2013, other income amounted to $4.3 million compared to $3.8 million for the comparable period of 2012, resulting in an increase of $549,000.  The growth in other income was attributable to $1.2 million in gains on the sale of Company owned real estate, an $864,000 increase in net gains on the sale of OREO ($1.2 million in 2013 versus $345,000 in 2012), and an $859,000 decline in OTTI charges related to available for sale securities ($0 in 2013 versus $859,000 in 2012).  Partially offsetting these improvements was a $1.8 million decrease in gains on the sale of loans and leases ($257,000 in 2013 versus $2.0 million in 2012) which was due to the sale of one non-performing loan during the second quarter of 2012.   Additionally net gains on the sale of available for sale securities declined $315,000 ($69,000 in 2013 versus $384,000 in 2012).

Other Expense

Non-interest expense for the third quarter of 2013 plunged $3.1 million, or 33.1%, to $6.3 million from $9.4 million from the comparable quarter of 2012.  The quarter versus quarter reductions were mainly related to declines in credit related expenses, professional and legal fees, and salaries and benefits of $2.6 million, $417,000 and $319,000, respectively.   Credit related expenses ($974,000 in 2013 versus $3.6 million in 2012) and professional and legal fees ($569,000 in 2013 versus $986,000 in 2012) declined as a result of a decrease in the Company’s non-performing assets and the resolution of the DOJ investigation.  Salaries and benefits declined $319,000 ($2.5 million in 2013 versus $2.9 million in 2012) due to the reduction in work force executed in the first quarter of 2013, various salary reductions, and a phasing out of certain nonessential employee benefits.  Partially offsetting these reductions was a restructuring charge of $119,000 directly related to an effective termination of a lease.

For the nine months ended September 30, 2013, non-interest expense plummeted $6.1 million, or 23.3%, to $20.0 million from $26.1 million for the comparable period of 2012.  Driving the 2013 dramatic improvement were reductions in credit related expenses, professional and legal fees, and salaries and benefits of $3.8 million, $1.3 million, and $913,000.  Credit related expenses ($2.3 million in 2013 versus $6.1 million in 2012) and professional and legal fees ($2.0 million in 2013 versus $3.3 million in 2012) declined as a result of a decrease in the Company’s non-performing assets and the resolution of the DOJ investigation.  Salaries and benefits declined $913,000 ($8.0 million in 2013 versus $8.9 million in 2012) due to the reduction in work force related to the implementation of the Plan, various salary reductions, and a phasing out of certain nonessential employee benefits to bring the Company more in line with efficient peers.  Additionally in the 2012 period the Company recorded a $2.0 million accrual for a DOJ fine related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $1.2 million.  Offsetting these positive items was a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)

Income Taxes

Total income tax expense for the three and nine months ended September 30, 2013 and 2012 was $0. The Company did not record a tax benefit despite the net loss since it concluded at that time that it was more likely than not that the Company would not generate sufficient taxable income to realize all of the deferred tax assets.

The Company concluded at September 30, 2013 and December 31, 2012 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, 2010, 2011, and 2012 the Company established additional valuation allowances of $10.2 million, $7.7 million,  $3.0 million, and $3.2 million respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future.  The valuation allowance for deferred tax assets at September 30, 2013, totaled $39.6 million. The effective tax rate for the three and nine months ended September 30, 2013 and 2012 was 0%.

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

	Three months ended September 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$-	$522,620
Interest income	$6,485	$475	$6,960
Interest expense	1,560	330	1,890
Net interest income	$4,925	$145	$5,070
Provision for loan and lease losses	178	40	218
Total other income	1,344	593	1,937
Total other expenses	5,683	607	6,290
Income tax expense (benefit)	-	-	-
Net income	$408	$91	$499
Noncontrolling interest	$121	$36	$157
Net income attributable to Royal Bancshares	$287	$55	$342

	Three months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$6,542	$1,219	$7,761
Interest expense	1,782	597	2,379
Net interest income	$4,760	$622	$5,382
Provision (credit) for loan and lease losses	1,796	(35)	1,761
Total other income	847	304	1,151
Total other expenses	8,851	558	9,409
Income tax (benefit) expense	(156)	156	-
Net loss	$(4,884)	$247	$(4,637)
Noncontrolling interest	$76	$99	$175
Net (loss) income attributable to Royal Bancshares	$(4,960)	$148	$(4,812)

	Nine months ended September 30, 2013
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$-	$522,620
Interest income	$18,511	$1,944	$20,455
Interest expense	4,525	1,142	5,667
Net interest income	$13,986	$802	$14,788
(Credit) provision for loan and lease losses	(563)	367	(196)
Total other income	3,056	1,250	4,306
Total other expenses	16,348	3,649	19,997
Income tax expense (benefit)	-	-	-
Net income (loss )	$1,257	$(1,964)	$(707)
Noncontrolling interest	$422	$(786)	$(364)
Net income (loss) attributable to Royal Bancshares	$835	$(1,178)	$(343)

	Nine months ended September 30, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$759,099	$42,582	$801,681
Total deposits	$571,250	$-	$571,250
Interest income	$20,833	$4,157	$24,990
Interest expense	5,494	2,215	7,709
Net interest income	$15,339	$1,942	$17,281
Provision for loan and lease losses	3,239	121	3,360
Total other income	3,434	323	3,757
Total other expenses	21,435	4,633	26,068
Income tax expense (benefit)	201	(201)	-
Net loss	$(6,102)	$(2,288)	$(8,390)
Noncontrolling interest	$(1,398)	$639	$(759)
Net loss attributable to Royal Bancshares	$(4,704)	$(2,927)	$(7,631)

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

Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and Camden and Gloucester counties in New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen branches located throughout Montgomery, Philadelphia, Chester, Delaware and Berks counties and Camden and Gloucester counties in New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in fifteen states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania.

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

Employees: Royal Bank employed approximately 116 people on a full-time equivalent basis as of September 30, 2013 compared to 154 people at December 31, 2012.

Deposits: At September 30, 2013, total deposits of Royal Bank were distributed among demand deposits (13%), money market deposits, savings and NOW accounts (41%) and time deposits (46%). At September 30, 2013, deposits of $525.6 million declined $35.4 million from $561.0 million at year end 2012. Checking and savings accounts increased $1.6 million and $116,000, respectively, while money market accounts and time deposits declined $21.3 million and $16.0 million, respectively.  Included in Royal Bank’s deposits are approximately $2.9 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At September 30, 2013, Royal Bank, including its subsidiaries, had a total net loan portfolio (excluding loans held for sale) of $362.7 million, representing 50% of total assets. The loan portfolio is categorized into commercial and industrial, commercial real estate, residential real estate (including home equity lines of credit), construction, tax certificates, small business leases and consumer loans.  At September 30, 2013, total loans increased $35.7 million from year end 2012 due to new loan originations, approximately $17.0 million purchase of two jumbo residential mortgage pools on properties predominantly located in our service area and a decline in the allowance which collectively were partially offset by pay downs, payoffs, charge-offs, and transfers to OREO.

Business results: Total assets of Royal Bank were $729.9 million at September 30, 2013 compared to $767.3 million at year end 2012.  Royal Bank recorded net income of $587,000 for the third quarter of 2013 compared to a net loss of $4.7 million for the comparable quarter in 2012. Royal Bank recorded net income of $92,000 for the first nine months of 2013 compared to a net loss of $6.4 million for the comparable period in 2012.  Total interest income of Royal Bank for the quarter and nine months ended September 30, 2013 was $6.9 million and $20.4 million compared to $7.8 million and $25.0 million for the quarter and nine months ended September 30, 2012, respectively. The decline in interest income for both the quarter and year to date was attributed to a reduced level of interest-earning assets coupled with lower yields. Interest expense was $1.7 million and $5.5 million for the quarter and nine months ended September 30, 2013, compared to $2.4 million and $7.7 million for the quarter and nine months ended September 30, 2012, respectively. The decline in interest expense for both the quarter and year to date was due to the intentional run off of higher cost CDs and the re-pricing of maturing CDs and a higher interest-bearing FHLB advance.  The improvement in the net loss year over year was largely due to a $3.8 million decrease in credit related expenses, $3.6 million reduction in the provision for loan and lease losses, $1.2 million in gains on the sale of Company owned real estate, a $913,000 decline in salaries and benefits, an $864,000 increase in net gains on the sale of OREO and an $859,000 decline in OTTI charges related to available for sale securities.  Partially offsetting these improvements was a $2.4 million decline in net interest income, a $1.8 million decrease in gains on the sale of loans and leases and a $315,000 decline in net gains on the sale of available for sale securities.  During 2013, Royal Bank recorded a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  Partially mitigating this transaction was a decline of a $2.0 million for a DOJ fine related to the tax lien subsidiaries which was recorded in 2012.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $1.2 million.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)  The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly-owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are generally sold for a profit to other leasing companies. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first nine months of 2013 and 2012, neither sales nor purchases of lease portfolios were material.

Business results: At September 30, 2013, total assets of Royal Leasing were $40.8 million, including $40.6 million in net leases, as compared to $37.1 million in assets at December 31, 2012. During the quarter ended September 30, 2013, Royal Leasing had net interest income of $577,000, an increase of $47,000 from the comparable period of 2012; provision for lease losses of $134,000 versus $13,000 in the comparable quarter of 2012; non-interest income of $168,000 versus $147,000 for the 2012 period; and non-interest expense of $309,000 versus $225,000 for the third quarter of 2012.  Royal Leasing recorded net income prior to management distribution fees of $517,000 for the three months ended September 30, 2013 compared to $386,000 for the comparable period in 2012. For the first nine months of 2013, Royal Leasing recorded net income prior to management distribution fees of $1.7 million compared to $1.1 million for the comparable period of 2012.  The improvement in net income was also related to the treatment of the taxes for the entity. Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2013, the amount due Royal Bank from RBA Leasing was $37.0 million.

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

Business results: At September 30, 2013 and December 31, 2012, total assets of RIA were $5.9 million.  For the quarter ended September 30, 2013, RIA had a net loss of $9,000 compared to net income of $12,000 for the comparable period of 2012. The net loss for the first nine months of 2013 amounted to $13,000 compared to net income of $53,000 of 2012.  The decline in net income for the three and nine months ended September 30, 2012 was attributable to the deconsolidation of a variable interest entity at the end of 2011 that was associated with RIA as a result of the sale of the remaining condominium units.

Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At September 30, 2013, there were no outstanding loans from Royal Bank to RIA.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly-owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the quarter ended September 30, 2013, RID reported net income of $159,000, compared to net income of $152,000 for the quarter ended September 30, 2012.  For the first nine months of 2013, RID reported net income of $476,000 versus a net loss of $248,000 for the comparable period of 2012.  The 2012 loss was primarily due to $859,000 in investment impairment on a private equity real estate fund. At September 30, 2013, total assets of RID were $29.8 million, of which $2.8 million was held in cash and cash equivalents and $3.1 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly-owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At September 30, 2013 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly-owned subsidiary RID, established Royal Preferred LLC as a wholly-owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At September 30, 2013, Royal Preferred LLC had total assets of approximately $24.4 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2013 amounted to 2.40%.

On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. During the third quarter of 2013 the Company received approval from the Federal Reserve to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current on the trust preferred interest payments which included an interest penalty of $174,000.

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

Business results: Net interest expense for CSC was $85,000 for the quarter ended September 30, 2013 compared to net interest expense of $3,000 for the third quarter of 2012. Net interest expense for the first three quarters of 2013 decreased $261,000 from net interest income of $45,000 for the first nine months of 2012 to $216,000 due to the liquidation of the portfolio.   For the three and nine months ended September 30, 2013, CSC recorded net losses of $227,000 and $552,000, respectively, compared to net losses of $1.1 million and $2.6 million, respectively, for the comparable periods of 2012.  The net loss for the nine months ended September 30, 2012 was largely driven by $2.0 million for a DOJ fine for a settlement with the DOJ related to their investigation.  At September 30, 2013, total assets of CSC were $5.2 million, of which $2.2 million was held in tax liens compared to total assets at December 31, 2012 of $6.7 million, of which the majority was held in tax liens. The allowance for lien loss was $140,000 at September 30, 2013.

Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At September 30, 2013, the amount due Royal Bank from CSC was $5.4 million.

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

Business results: Net interest income for RTL was $230,000 and $1.0 million for the three and nine months ended September 30, 2013, respectively, compared to $624,000 and $1.9 million for the comparable periods in 2012, respectively. The decline in net interest income was largely due to the decline in the average tax liens outstanding.   RTL recorded net income of $327,000 for the quarter ended September 30, 2013 compared to net income of $1.2 million for the comparable quarter of 2012.  The $900,000 decline in net income quarter over quarter was primarily due to the reversal of a $1.0 million accrual for a DOJ fine for a settlement with the DOJ related to their investigation recorded in the first and second quarters of 2012.  For the first nine months of 2013, RTL recorded a net loss of $1.4 million compared to net income of $346,000 for the comparable period in 2012. The 2013 net loss was primarily due to a $1.65 million loss contingency accrual for a potential settlement with the plaintiffs in a class action lawsuit related to the tax lien subsidiaries. At September 30, 2013, total assets of RTL were $23.0 million, of which $13.1 million was held in tax liens compared to total assets at December 31, 2012 of $30.6 million, of which the majority was held in tax liens.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W.  At September 30, 2013, the amount due Royal Bank from RTL was $14.2 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at September 30, 2013 were $737.0 million, a decrease of $36.7 million, or 4.7%, from December 31, 2012.  This decrease was mainly attributed to a reduction of $57.9 million, or 16.6%, in investment securities and a $9.9 million, or 34.5%, decline in cash and cash equivalents. Partially offsetting these reductions was a $33.2 million increase in loans and leases held for investment. Cash flows from the investment portfolio including sales, calls and principal payment on mortgage-backed securities and CMOs were redeployed into new loan originations and to fund the reduction in deposits.

Cash and Cash Equivalents

Total cash and cash equivalents of $18.9 million at September 30, 2013 dropped $9.9 million, or 34.5%, from $28.8 million at December 31, 2012 mainly due to the decline in deposits.

Investment Securities

AFS investment securities of $291.3 million at September 30, 2013, declined $57.9 million, or 16.6%, from the level at December 31, 2012. The decrease was primarily due to changing the mix of interest-earning assets to loans and to fund the intentional run-off of maturing CDs.  FHLB stock was $4.3 million at September 30, 2013 and $6.0 million at December 31, 2012.

The AFS portfolio had gross unrealized losses of $7.8 million at September 30, 2013 compared to gross unrealized losses of $946,000 at December 31, 2012.  The considerable increase in the gross unrealized loss was directly impacted by increases of $4.5 million, $1.0 million and $914,000 in the gross unrealized loss on government agency debt securities, MBS, and CMOs, respectively.  These securities carry lower coupons and their market value was negatively impacted by a 49% increase in the 10-year Treasury yield from 1.76% at December 31, 2012 to 2.62% at September 30, 2013.  The Company did not record OTTI charges in 2013.  In 2012, the Company recorded $859,000 in OTTI on a private equity real estate fund due to the fund’s financial performance. The AFS portfolio had a net unrealized loss of $3.6 million at September 30, 2013 compared to net unrealized gains of $5.3 million at December 31, 2012.  The decrease in value of the investment portfolio is directly related to the increase in the 10-year Treasury yield at September 30, 2013.

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

Loans and Leases

Total loans and leases of $377.3 million grew $33.2 million, or 9.6%, from the level at December 31, 2012, as a result of successful business development efforts primarily associated with new customers.  The increase was attributed to new loan originations partially offset by balances being paid down, payoffs, charge-offs, and transfers to OREO.  The higher yielding tax certificates declined $9.2 million, or 37.5%. The Company has become more selective in approving commercial real estate loans. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate, middle market business lending and more recently home equity loans.

The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2013	2012
Commercial real estate	$158,223	$167,115
Construction and land development	39,594	37,215
Commercial and industrial	86,401	40,560
Multi-family	11,678	11,756
Residential real estate	24,830	24,981
Leases	40,408	37,347
Tax certificates	15,364	24,569
Consumer	831	1,139
Total gross loans and leases	$377,329	$344,682
Deferred fees, net (1)	-	(517)
Total loans and leases	$377,329	$344,165

1For the 2013 period net deferred fees were allocated among the loan types.

Deposits

Total deposits decreased $32.3 million, or 5.8%, from $554.9 million at December 31, 2012 to $522.6 million at September 30, 2013.  Retail CDs and money market and NOW accounts declined $21.3 million and $16.0 million, respectively.  Partially offsetting these declines was an increase in demand deposits of $4.8  million from December 31, 2012.

The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2013	2012
Demand (non-interest bearing)	$63,338	$58,531
NOW	40,497	43,920
Money Markets	161,517	179,359
Savings	17,588	17,472
Time deposits (over $100)	89,476	91,233
Time deposits (under $100)	150,204	164,402
Total deposits	$522,620	$554,917

Borrowings

At September 30, 2013, total borrowings, which include short-term and long-term borrowings and trust preferred securities, amounted to $137.8 million at September 30, 2013 compared to $134.1 million at December 31, 2012.

Shareholders’ Equity

Consolidated shareholders’ equity of $52.1 million at September 30, 2013 decreased $6.3 million or 10.8%, from $58.4 million at December 31, 2012. The decrease was related to an increase of $5.5 million in other comprehensive loss mostly related to a decline in the valuation of the investment portfolio, a $546,000 decline in non-controlling interest and a net loss of $343,000 for the first nine months of 2013.

In March 2013, the Company was notified by Treasury that it is highly likely that Treasury will conduct an auction of the Company’s Series A Preferred Stock held by Treasury (the “Auction”) sometime in 2013 and that the Company could participate with other interested purchasers by placing bids for the Series A Preferred Stock in the Auction. The Auction is structured as a modified “Dutch Auction,” in which the interested purchasers submit bids containing the price per share at which they are willing to purchase shares and the number of shares they are willing to purchase at that price. The highest price at which all of the shares offered would be sold to purchasers submitting bids becomes the price at which all of the shares are sold in the Auction.

In September 2013, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a shareholder rights offering for up to 5,000,000 shares of Class A common stock at a price of $1.20 per share.  The Company also expects to complete a private placement of shares of Class A common stock simultaneously with completion of the rights offering.  In the private placement, which was conducted separately from the rights offering, the Company offered shares of Class A common stock to certain institutional investors and to certain officers, directors and existing shareholders of the Company at a price of $1.20 per share.  Closing of the private placement is subject to a number of conditions, including (i) the Company’s bid to purchase a portion of the Series A Preferred Stock in the Auction being successful; (ii) trading in the Company’s Class A common stock not being suspended by the SEC or the NASDAQ Global Select Market and the shares of Class A common stock to be issued in the private placement having been authorized for listing on the NASDAQ Global Select Market; and (iii) the Company having received all necessary consents and approvals of any applicable bank regulatory agency.

The Company intends to use a portion of the net proceeds of the rights offering and the proceeds from the private placement to purchase Series A Preferred Stock in the Auction if any of the Company’s bids in the Auction are successful. The Company also intends to use a portion of the net proceeds from the rights offering to increase liquidity and capital. The Company cannot predict whether any of its bids in the Auction will be successful or the aggregate liquidation amount of Series A Preferred Stock, if any, that the Company will be able to purchase. The estimated net proceeds from the rights offering is $5,946,000, assuming all 5,000,000 shares are subscribed for and purchased in the offering.  The estimated net proceeds from the private placement are $12,000,000. The Company presently intends to use between $13.0 million and $15.0 million of the net proceeds from the rights offering and the private placement to bid on the Series A Preferred Stock in the Auction.

If the Company is not successful in purchasing Series A Preferred Stock in the Auction, including as a result of failure to obtain required regulatory approvals to purchase Series A Preferred Stock in the Auction, the Company will terminate the subscription rights offering and will not close the private placement. There can be no assurance that the Company will be able to successfully purchase any shares of Series A Preferred Stock in the Auction or that any shares of Class A common stock will be sold in the rights offering or the private placement.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2013, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the consolidated financial statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As shown in the table below, Royal Bank met these requirements at September 30, 2013 and December 31, 2012 and met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2013 and the previous twelve quarters in accordance with U.S. GAAP.  Royal Bank is in discussions with the FDIC to resolve the matter.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2013	$74,057	15.70%	$37,736	8.00%	$47,170	10.00%
At December 31, 2012	$71,891	16.10%	$35,732	8.00%	$45,169	10.00%
Tier I capital (to risk-weighted assets)
At September 30, 2013	$68,052	14.43%	$18,868	4.00%	$28,302	6.00%
At December 31, 2012	$66,164	14.81%	$17,866	4.00%	$27,101	6.00%
Tier I capital (to average assets, leverage)
At September 30, 2013	$68,052	9.39%	$28,995	4.00%	$36,244	5.00%
At December 31, 2012	$66,164	8.53%	$31,012	4.00%	$38,765	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the nine months ended	For the year ended
(In thousands)	September 30, 2013	December 31, 2012
RAP net loss	$(3,279)	$(17,974)
Tax lien adjustment, net of noncontrolling interest	3,372	4,731
U.S. GAAP net loss	$93	$(13,243)

	At September 30, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.70%	16.70%	16.10%	17.57%
Tier I capital (to risk-weighted assets)	14.43%	15.43%	14.81%	16.29%
Tier I capital (to average assets, leverage)	9.39%	10.09%	8.53%	9.45%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
At September 30, 2013	$88,266	18.29%	$38,606	8.00%	N/	A	N/	A
At December 31, 2012	$88,838	19.33%	$36,774	8.00%	N/	A	N/	A
Tier I capital (to risk-weighted assets)
At September 30, 2013	$76,352	15.82%	$19,303	4.00%	N/	A	N/	A
At December 31, 2012	$77,450	16.85%	$18,387	4.00%	N/	A	N/	A
Tier I capital (to average assets, leverage)
At September 30, 2013	$76,352	10.35%	$29,499	4.00%	N/	A	N/	A
At December 31, 2012	$77,450	9.80%	$31,614	4.00%	N/	A	N/	A

As of September 30, 2013, the Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the nine months ended	For the year ended
(In thousands)	September 30, 2013	December 31, 2012
U.S. GAAP net loss	$(343)	$(15,625)
Tax lien adjustment, net of noncontrolling interest	(3,372)	(4,731)
RAP net loss	$(3,715)	$(20,356)

	At September 30, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.29%	17.34%	19.33%	17.90%
Tier I capital (to risk-weighted assets)	15.82%	14.46%	16.85%	14.82%
Tier I capital (to average assets, leverage)	10.35%	9.41%	9.80%	8.56%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  At September 30, 2013, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At September 30, 2013, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

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

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios.  The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At September 30, 2013, the Company’s liquidity ratios were approximately three times the policy minimums.

On August 13, 2009, the Company’s Board determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Board also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the liquidity position of Royal Bank, a wholly owned subsidiary of the Company.  During the third quarter of 2013 the Company received approval from the Federal Reserve Bank to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current on the trust preferred interest payments which included an interest penalty of $174,000.  As of September 30, 2013 the Series A Preferred stock dividend in arrears was $7.2 million and has not been recognized in the consolidated financial statements. In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate will prospectively increase to 9% per annum.

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

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2013:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$8.6	$-	$-	$-	$10.3	$18.9
Investment securities AFS	18.9	25.5	159.4	91.1	(3.6)	291.3
Loans:
Fixed rate	20.6	42.0	117.7	81.2	(14.7)	246.8
Variable rate	64.6	51.3	-	-	-	115.9
Total loans	85.2	93.3	117.7	81.2	(14.7)	362.7
Other assets	-	21.7	-	-	42.4	64.1
Total Assets	$112.7	$140.5	$277.1	$172.3	$34.4	$737.0
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$63.3	$63.3
Interest bearing deposits	24.1	72.0	123.5	-	-	219.6
Certificate of deposits	34.8	89.6	100.8	14.5	-	239.7
Total deposits	58.9	161.6	224.3	14.5	63.3	522.6
Borrowings	42.8	-	95.0	-	-	137.8
Other liabilities	-	-	-	-	24.5	24.5
Capital	-	-	-	-	52.1	52.1
Total liabilities & capital	$101.7	$161.6	$319.3	$14.5	$139.9	$737.0
Net interest rate GAP	$11.0	$(21.1)	$(42.2)	$157.8	$(105.5)
Cumulative interest rate GAP	$11.0	$(10.1)	$(52.3)	$105.5
GAP to total assets	1%	-3%
GAP to total equity	21%	-40%
Cumulative GAP to total assets	1%	-1%
Cumulative GAP to total equity	21%	-19%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At September 30, 2013, floating rate loans with floors and without floors were $87.8 million and $28.1 million, respectively.

REGULATORY ORDERS

FDIC and Department of Banking Memorandum of Understanding

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”).  Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At September 30, 2013, based on capital levels calculated under RAP, Royal Bank’s Tier 1 leverage and total risk-based capital ratios were 9.39% and 15.70%, respectively.

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank, effective July 17, 2013.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s common stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Royal Bank holds a 60% equity interest in each of CSC and RTL.  The Company acquired its ownership interest in CSC in 2001.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the plea agreement, which the Court accepted at the September 26, 2012 plea hearing, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC, which had been previously recognized in the Company’s consolidated financial statements.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.

On March 13, 2012, March 30, 2012, April 20, 2012, May 2, 2012, May 11, 2012, May 18, 2012, June 18, 2012 and June 29, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations: Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division (“the Boyer Action”), Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Ledford v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; T&B Associates v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Jacobs et al v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey; Senatore Builders, LLC  v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey, respectively alleging a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the above actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to a master complaint for the consolidated action.  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.  During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis.  Subsequently, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC, and RTL reached asettlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

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

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2013.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 12, 2013.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2013.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of  Royal Bancshares of Pennsylvania on November 12, 2013

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: November 12, 2013
/s/ Michael S. Thompson
Michael S. Thompson
Principal Financial and Accounting Officer