Form 10-K
period 2013-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2014-03-27
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $7,520,307 based on the June 30, 2013 closing price of the Registrant’s Common Stock of $1.42 per share.

As of February 28, 2014, the Registrant had 11,032,162 and 1,987,142 shares outstanding of Class A and Class B common stock, respectively.

Documents Incorporated by Reference

Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on June 18, 2014—Part III.

FORWARD LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates”, “could”, “may”, “plan”, or similar expressions, we are making forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Royal Bancshares of Pennsylvania, Inc.

Royal Bancshares of Pennsylvania, Inc. (the “Company”), is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The Company’s legal headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania, 19072.

The principal activities of the Company are supervising Royal Bank America (“Royal Bank”) which engages in general banking business principally in Montgomery, Delaware, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania, southern New Jersey, and Delaware.  Royal Bank is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the Pennsylvania Department of Banking (the “Department”).  The Company also has a wholly-owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

At December 31, 2013, the Company had consolidated total assets of approximately $732.3 million, total deposits of approximately $529.0 million and shareholders’ equity of approximately $47.8 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).  The Company has two reportable operating segments, “Community Banking” and “Tax Liens”.

Regulatory Actions

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the FDIC and the Department. Included in the MOU is the requirement of maintaining a ratio of tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At December 31, 2013, based on capital levels calculated under regulatory accounting purposes (“RAP”), Royal Bank’s leverage and total risk-based capital ratios were 9.21% and 15.71%, respectively.  See “Capital Adequacy” in “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations” of this Form 10-K for additional information regarding capital ratios.

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  Effective July 17, 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s common stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Department, and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963.  Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980.  The deposits of Royal Bank are insured by the FDIC.  On October 17, 2008, December 1, 2008, and November 4, 2009, Royal Bank established RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC, respectively.  All three wholly-owned subsidiaries were formed to hold other real estate owned (“OREO”) acquired through foreclosure of collateral associated with non-performing loans.  Royal Bank had a 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services (“RTL”), LLC. CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.  Effective December 31, 2013, Royal Bank agreed to a $1.25 million cash settlement with the former President of CSC and RTL, in which Royal Bank acquired his 40% ownership interest in RTL for $850,000.  The former President also relinquished his 20% ownership interest in CSC to Royal Bank. The combined value of the ownership interests was $2.6 million.  The settlement resulted in a $1.5 million gain for Royal Bank which was recorded as an increase to Additional Paid in Capital within Stockholders Equity.  As part of the cash settlement Royal Bank agreed to pay $400,000 for prior tax distribution. Additionally, the settlement agreement also includes a possible tax payment upon completion of the 2013 Forms K-1.  Effective, December 31, 2013, Royal Bank is an 80% owner of CSC and 100% owner of RTL.

Royal Bank derives its income principally from interest charged on loans and leases, interest earned on investment securities, and fees received in connection with the origination of loans and other services.  Royal Bank’s principal expenses are interest expense on deposits and borrowings and operating expenses.  Operating revenues, deposit growth, investment maturities, loan sales and the repayment of outstanding loans provide the majority of funds for activities.

Royal Bank conducts business operations as a commercial bank offering checking, money market and savings accounts and time deposits, and commercial and consumer loans, including residential mortgages, home equity and SBA loans.  Royal Bank also offers safe deposit boxes, collections, internet banking and bill payment along with other customary bank services (excluding trust) to its customers.  Drive-up, ATM, and night depository facilities are available.  Services may be added or deleted from time to time.  Royal Bank’s business and services are not subject to significant seasonal fluctuations.  Royal Bank is a member of the Federal Reserve FedLine Wire Transfer System.

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and Camden and Gloucester counties in New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in fourteen states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, such companies may provide a broader range of products and services with which Royal Bank must compete.  Management believes this statute further narrowed the differences and intensified competition among commercial banks, investment banks, insurance firms and other financial services companies.  The Company has not elected financial holding company status.

Employees:  Royal Bank employed approximately 115 persons on a full-time equivalent basis as of December 31, 2013.

Deposits: At December 31, 2013, total deposits of Royal Bank were distributed among demand deposits (12%), money market deposit, savings and NOW accounts (43%) and time deposits (45%).  At year-end 2013, deposits decreased $29.4 million to $531.6 million, from year-end 2012, or 5.2%.  Time deposits decreased $14.8 million primarily due to the intentional run-off of maturing CDs.  Additionally, NOW and money market accounts and demand deposits declined $13.2 million and $1.4 million, respectively.   Included in Royal Bank’s deposits are approximately $2.7 million of intercompany deposits that are eliminated through consolidation.

Lending:  At December 31, 2013, Royal Bank had a total net loan portfolio of $352.8 million, representing 48.6% of total assets.  The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans.  At year-end 2013, net loans grew $25.9 million from year end 2012.

Non-Bank Subsidiaries

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly-owned subsidiary.  RID’s legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19899.  RID buys, holds and sells investment securities. At December 31, 2013, total assets of RID were $30.1 million, of which $2.9 million was held in cash and cash equivalents and $3.5 million was held in investment securities.  RID had net interest income of $664,000 and $665,000 for 2013 and 2012, respectively.  Non-interest income for 2013 was $95,000 and included gains on sale of investment securities.  Non-interest income for 2012 was a loss of $1.7 million and included other-than-temporary impairment (“OTTI”) on investment securities of $2.4 million which was partially offset by gains on sale of investment securities of $654,000.  RID recorded net income of $728,000 for 2013 compared to a net loss of $1.0 million for 2012.  Royal Bank has previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At December 31, 2013, no loans were outstanding.  The amounts above include the activity related to RID’s wholly-owned subsidiary Royal Preferred LLC.

The Company, through its wholly-owned subsidiary Royal Bank, held a 60% ownership interest in CSC.  CSC acquired, through auction, delinquent property tax certificates in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by state law.  Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.  As mentioned previously, effective December 31, 2013, Royal Bank reached a settlement with the former President of CSC in which he relinquished his 20% ownership of CSC to Royal Bank. CSC’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. At December 31, 2013 and 2012, total assets of CSC were $4.8 million and $6.7 million, respectively.  For 2013, CSC recorded net interest expense of $179,000 compared to net interest income of $74,000 for 2012 due to the continued liquidation of CSC’s tax lien portfolio.  The 2013 provision for lien losses was $184,000 compared to $236,000 for 2012.  For 2013 and 2012, non-interest income was $268,000 and $86,000, respectively.  Non-interest income is mostly comprised of gains on sales of OREO.  Non-interest expense was $590,000 and $2.9 million for 2013 and 2012, respectively.   The $2.3 million decrease in non-interest expense was principally driven by a $2.0 million fine assessed in 2012 by the United States Department of Justice (“DOJ”) related to its investigation.  See “Item 3 Legal Proceedings” of this Form 10-K for additional information regarding the DOJ investigation.  CSC recorded a net loss of $686,000 in 2013 compared to $3.0 million in 2012.  The 2012 loss was impacted by the $2.0 million fine and OREO impairment of $495,000.

On June 23, 2003, the Company, through its wholly-owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly-owned subsidiary.  RIA’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation.  At December 31, 2013 and 2012, total assets of RIA were $5.9 million, which included $5.4 million and $5.3 million in cash, respectively.  For 2013, RIA had a net loss of $10,000 compared to net income of $69,000 for 2012.  The $79,000 decline in net income was related to $75,000 recorded in 2012 for income related to an equity investment in real estate.

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of trust preferred securities.

On July 25, 2005, the Company, through its wholly-owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Royal Leasing’s legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania 19422.  Royal Leasing was formed to originate small business financing leases.  Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will hold in its portfolio individual leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold to other leasing companies. At December 31, 2013 and 2012, total assets of Royal Leasing were $42.3 million and $37.1 million, respectively.  For 2013 and 2012, Royal Leasing had net interest income of $2.2 million.  For 2013, the provision for lease losses was $468,000 compared to $230,000 for 2012.  The increase in the provision was primarily related to the growth in the leasing portfolio year over year.  Total net leases were $42.1 million at December 31, 2013 compared to $36.8 million at December 31, 2012.  Non-interest income for 2013 was $604,000 compared to $574,000 for 2012.  Non-interest expense was $1.2 million for 2013 and 2012.  Royal Leasing recorded net income prior to management distribution fees of $1.9 million for the year ended December 31, 2013 compared to a $1.7 million for the year ended December 31, 2012.

On November 17, 2006, the Company, through its wholly-owned subsidiary Royal Bank, formed RTL to purchase and service delinquent tax certificates.  RTL typically acquired delinquent property tax certificates through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by state law. RTL ceased acquiring tax certificates at public auctions in 2010.  Royal Bank held a 60% ownership interest in RTL. As mentioned previously, effective December 31, 2013, Royal Bank reached a $1.25 million settlement with the former President of RTL in which Royal Bank acquired his 40% ownership of RTL for $850,000 and agreed to pay $400,000 for tax distributions. RTL’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  At December 31, 2013, total assets of RTL, of which the majority was held in tax certificates, were $21.7 million compared to $30.6 million at December 31, 2012.  Tax certificates declined $8.9 million from $20.7 million at December 31, 2012 to $11.8 million at December 31, 2013.  For 2013, RTL had net interest income of $1.1 million compared to $2.3 million for 2012 due to the reduction in average tax certificates outstanding over the past year.  Provision for lien losses was $402,000 compared to $584,000 for 2013 and 2012, respectively.  Non-interest expense was $3.8 million and $2.3 million for 2013 and 2012, respectively.  The $1.5 million increase in non-interest expense was mostly related to a $1.65 million loss contingency accrual for a settlement of a class action lawsuit. See “Item 3 Legal Proceedings” of this Form 10-K for additional information regarding the lawsuit.  RTL recorded a net loss of $1.9 million for 2013 compared to net income of $44,000 for 2012.

On June 16, 2006, the Company, through its wholly-owned subsidiary RID, established Royal Preferred LLC as a wholly-owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. At December 31, 2013 and 2012, Royal Preferred LLC had total assets of approximately $24.1 million and $23.5 million, respectively.

Website Access to Company Reports

We post publicly available reports required to be filed with the SEC on our website, www.royalbankamerica.com, as soon as reasonably practicable after filing such reports with the SEC.  The required reports are available free of charge through our website.  Information available on our website is not part of or incorporated by reference into this Report or any other report filed by this Company with the SEC.

Products and Services with Reputation Risk

The Company offers a diverse range of financial and banking products and services.  In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by the Company or any of its subsidiaries, whether legally justified or not, the resulting negative publicity with respect to any such product or service could have an adverse impact on the Company’s reputation.  The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have an unfavorable impact on the Company’s reputation.

Future Acquisitions

The Company’s acquisition strategy consists of identifying financial institutions and other financial companies with business philosophies that are similar to our business philosophies, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost.  In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities.  The Company currently has no formal commitments with respect to future acquisitions.

Concentrations, Seasonality

The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business.  No substantial portion of loans or investments is concentrated within a single industry or group of related industries, but a significant majority of loans are secured by real estate.  The business of the Company and its subsidiaries is not seasonal in nature.

Environmental Compliance

The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on their capital expenditures, earnings or competitive position in 2013, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2014.

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

The Company is subject to the provisions of the BHCA and to supervision, regulation and examination by the Federal Reserve Board.  The BHCA requires the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank.  A bank holding company also is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any such company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

As a bank holding company, the Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Holding Company and any or all of its subsidiaries.  Further, under the BHCA and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services.The so called “anti-tying” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or services from the banks, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of the holding company’s subsidiaries, on investments in the stock or other securities of the bank holding company and on taking stock or securities of the bank holding company as collateral for loans to any borrower.

Under the Pennsylvania Banking Code of 1965, as amended, the (“Code”), the Company is permitted to control an unlimited number of banks.  However, the Company would be required under the BHCA to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than Royal Bank, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank.  A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States may control one or more banks, bank and trust companies, national banks, interstate banks and, with the prior written approval of the Department, may acquire control of a bank and trust company or a national bank located in Pennsylvania.  A Pennsylvania-chartered institution may maintain a bank, branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Department.

Federal law also prohibits the acquisition of control of a bank holding company without prior notice to certain federal bank regulators.  Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank or bank holding company or to vote 25% or more of any class of voting securities of a bank or bank holding company.

Royal Bank

The Department and the FDIC routinely examine Pennsylvania state-chartered, non-member banks such as Royal Bank in areas such as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of depositors rather than the Company’s shareholders.  As previously mentioned under “Regulatory Actions”, Royal Bank entered into a MOU with both the FDIC and the Department. The deposits of Royal Bank are insured by the FDIC to the maximum amount permitted by law.

In addition, Royal Bank is subject to a variety of state and federal laws that affect its operation.  Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of banks with respect to mergers and consolidations, and the establishment of branches.  Pennsylvania law permits statewide branching.

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

Under the Community Reinvestment Act (“CRA”), the FDIC uses a five-point rating scale to assign a numerical score for a bank’s performance in each of three areas: lending, service and investment.  Under the CRA, the FDIC is required to:  (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of another bank.  The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank’s record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods.  This evaluation will include a descriptive rating (“outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”) and a statement describing the basis for the rating.

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

Capital Requirements and Basel III:  In order to minimize losses to the deposit insurance funds, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), established a format to monitor FDIC-insured institutions and to enable “prompt corrective action” by the appropriate federal supervisory agency if an institution begins to experience any difficulty.  The FDICIA establishes five capital categories for insured depository institutions under the prompt corrective action regulations:

•	Well capitalized—equals or exceeds a 10% total risk-based capital ratio, 6% tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized—equals or exceeds an 8 % total risk-based capital ratio, 4% tier 1 risk-based capital ratio, and 4% leverage ratio;

•	Undercapitalized—total risk-based capital ratio of less than 8%, or a tier 1 risk-based ratio of less than 4%, or a leverage ratio of less than 4% (3% for institutions with a regulatory rating of 1 that do not evidence rapid growth or other heightened risk indicators);

•	Significantly undercapitalized—total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and

•	Critically undercapitalized—a ratio of tangible equity to total assets equal to or less than 2%.

An “undercapitalized” institution is one that fails to meet one or more of the required minimum capital levels for an adequately capitalized institution.  An “undercapitalized institution” must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth.  In addition, the institution is prohibited from making acquisitions, opening new branches, engaging in new lines of business without the prior approval of its primary federal regulator and other restrictions may be imposed.

A “significantly undercapitalized” institution is subject to similar regulatory requirements and restrictions as an “undercapitalized institution.  Additional regulatory directives include mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions.

A “critically undercapitalized” institution is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency:  engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions; amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution’s market area.  In addition, a “critically undercapitalized” institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

The overall goal of these capital measures is to impose scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.  Federal bank regulators may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. As mentioned under “Regulatory Actions”, Royal Bank has a requirement of maintaining a minimum leverage ratio of 8% and a minimum total risk-based capital ratio of 12%. At December 31, 2013, based on capital levels calculated under RAP, Royal Bank’s leverage and total risk-based capital ratios were 9.13% and 15.61%, respectively.

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

In July 2013, the federal bank regulatory agencies adopted final rules with the aim to improve the quality and increase the quantity of capital for all banks as well as set higher standards for large internationally active banks. The agencies view the new capital requirements as a better reflection of banking organizations’ risk profiles, thereby improving the overall resiliency of the banking system. The rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement or “CET1”, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital.  Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements are effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.

The following table shows the required capital ratios with the conservation buffer over the phase-in period.

	Basel III Community Banks
	Minimum Capital Ratio Requirments
	2015	2016	2017	2018	2019

Common equity tier 1 capital (CET1)	4.500%	5.125%	5.750%	6.375%	7.000%
Tier I capital (to risk-weighted assets)	6.000%	6.625%	7.250%	7.875%	8.500%
Total capital (to risk-weighted assets)	8.000%	8.625%	9.250%	9.875%	10.500%
Tier I capital (to average assets, leverage)	4.000%	4.000%	4.000%	4.000%	6.500%

The July 2013 final rules include three significant changes from earlier proposals:  (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.  Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s results of operations.  The Company believes that, as of December 31, 2013, the Company and Royal Bank would meet the minimum capital adequacy requirements under the proposed rules on a fully phased-in basis if such requirements were currently effective. The following table shows our capital ratios under the new requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law.  The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry and includes provisions that, among other things:

•	create the Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•	centralize the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	permanently raise the current standard maximum deposit insurance amount to $250,000;

•	establish strengthened capital standards for banks, and disallowing trust preferred securities as qualifying as Tier 1 capital (subject to certain exceptions and grandfather provisions for existing trust preferred securities);

•	amend the Truth in Lending Act with respect to mortgage originations and establishing new minimum mortgage underwriting standards;

•	strengthen the SEC’s powers to regulate securities markets;

•	grant the Federal Reserve Board the power to regulate debit card interchange fees;

•	allow the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to offset the effect of increased assessments on insured depository institutions with assets of less than $10 billion;

•	allow financial institutions to pay interest on business checking accounts; and

•	implement provisions that affect corporate governance and executive compensation at all publicly traded companies.

Additionally the Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and investing in covered funds. This statutory provision, commonly known as the “Volcker Rule,” defines covered funds as hedge funds or private equity funds.  While the Federal Reserve Board issued the final rule on December 10, 2013, community banks have until July 21, 2015 to conform their activities and policies to the final rule. If a community bank were to retain an ownership interest in a covered fund that it organized and offered, the final rule places a number of limitations on those ownership interests. In particular, the community bank (including all its affiliates) must limit its total interest in each covered fund to no more than 3% of the ownership interests issued by the covered fund, and to no more than 3% of the value of the entire covered fund. In addition, the aggregate of all interests the community bank (together with its affiliates) has in all covered funds may not exceed 3 percent of the community bank’s tier 1 capital.  At December 31, 2013, the Company had $4.1 million invested in private equity funds, of which $597,000 is invested by Royal Bank.  Management believes that the Volker Rule will not have a material impact on the operations of the Company and/or Royal Bank.

It is difficult to predict the specific impact the Dodd-Frank Act will have on community banks since many of the required regulations have not yet been proposed or finalized by the regulatory agencies. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s and Royal Bank’s operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

FDIC Insurance Assessments:  Royal Bank is a member of the FDIC.  The FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution.  Each depositor is insured to at least $250,000.

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

In addition to deposit insurance, Royal Bank is also subject to assessments to pay the interest on Financing Corporation bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  For the first quarter of 2014, the Financing Corporation’s assessment for Royal Bank (and all other banks), is an annual rate of $.0062 for each $100 of deposits.  The Financing Corporation bonds are expected to be paid off between 2017 and 2019.

American Recovery and Reinvestment Act of 2009: On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted.  ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch.  The bill included federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.

Under ARRA, an institution that received funds under the Troubled Asset Relief Program (“TARP”), such as the Company, is subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer).  The following summarizes the significant requirements of ARRA and applicable United States Department of Treasury (“Treasury”) regulations:

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

Emergency Economic Stabilization Act of 2008: The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA was designed to enable the federal government, under terms and conditions developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions.  EESA includes, among other provisions: (a) the $700 billion TARP, under which the Secretary of the Treasury was authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.

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

Sarbanes-Oxley Act of 2002: The primary aims of the Sarbanes-Oxley Act of 2002 (“SOX”) was to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX addresses, among other matters, requirements for audit committee membership and responsibilities, requirements of management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, including certification of financial statements and the effectiveness of internal controls by the primary executive officer and primary financial officer; established standards for auditors and regulation of audits, including independence provisions that restrict  non-audit services that accountants may provide to their audit clients; and expanded the disclosure requirements for our Company insiders; and increased various civil and criminal penalties for fraud and other violations of securities laws.

USA Patriot Act of 2001: A major focus of governmental policy in recent years that impacts financial institutions has been combating money laundering and terrorist financing. The Patriot Act broadened anti-money laundering regulations to apply to additional types of financial institutions and strengthened the ability of the U. S. Government to help prevent and prosecute international money laundering and the financing of terrorism.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act requires regulated financial institutions, among other things, to establish an anti-money laundering program that includes training and auditing components, to take additional precautions with non-U.S. owned accounts, and to comply with regulations related to verifying client identification at account opening. The Patriot Act also provides rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Failure of a financial institution to comply with the requirements of the Patriot Act could have serious legal and reputational consequences for the institution. The Company has implemented systems and procedures to meet the requirements of the regulation and will continue to revise and update policies, procedures and necessary controls to reflect changes required by the Patriot Act.

Gramm-Leach-Bliley Act of 1999: The Gramm-Leach-Bliley Act of 1999 (“GLBA”), also known as the Financial Services Modernization Act, repeals the two anti-affiliation provisions of the Glass-Steagall Act.  GLBA establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers.  It revises and expands the framework of the Holding Company Act to permit a holding company to engage in a full range of financial activities through a new entity known as a financial holding company.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Regulation W: Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under Sections 23A and 23B of Federal Reserve Act.  The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System.  The Federal Reserve Board also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.  The Company is considered to be an affiliate of Royal Bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	To an amount equal to 10% of Royal Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	To an amount equal to 20% of Royal Bank’s capital and surplus, in the case of covered transactions with all affiliates.

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

Truth in Savings Act: The Truth in Savings Act (“Act”) was implemented in 1993.  The purpose of this Act is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by Royal Bank and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products.  This Act requires Royal Bank to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account:  (1) the annual percentage yield earned; (2) the amount of interest earned; (3) the amount of any fees and charges imposed; and (4) the number of days in the reporting period. This Act allows for civil lawsuits to be initiated by customers if Royal Bank violates any provision or regulation under this Act.

Real Estate Lending Guidelines: Pursuant to the FDICIA, the FDIC issued real estate lending guidelines that establish loan-to-value (“LTV”) ratios for different types of real estate loans.  A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated.  If a bank does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio.  In addition to establishing the LTV ratios, the FDIC’s real estate guidelines require all real estate loans to be based upon proper loan documentation and a recent independent appraisal of the property.

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

Other Legislation/Regulatory Requirements: Congress and the federal banking agencies routinely propose new regulations.  The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business or the business of Royal Bank in the future.

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

Risks Related to Our Business

Our business may be impacted by the existence of the FDIC informal agreement for Royal Bank and the informal agreement with the Federal Reserve Bank of Philadelphia.

Our success as a business is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the informal agreements limits and impacts our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the informal agreements. Our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all funding alternatives in this interest rate environment could be potentially impacted and thereby limit liquidity alternatives. Royal Bank’s ability to pay dividends to the Company, which provides funding for cash dividends to our shareholders, is subject to prior written consent of the FDIC and Department.  Moreover, we are prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Our ability to raise capital could be potentially limited or impacted as a result of the informal agreements. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the informal agreements. Under the MOU, Royal Bank must maintain a minimum leverage ratio and a minimum total risk-based capital ratio of 8% and 12%, respectively. At December 31, 2013, based on capital levels calculated under RAP, Royal Bank’s leverage ratio and total risk-based capital ratio were 9.13% and 15.61%, respectively.

Our business is subject to the success of the local economies and real estate markets in which we operate.

Our earnings are significantly generated from net interest income which is heavily reliant on the interest and fees we earn on loans.  If prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected.  Unfavorable economic conditions in our targeted market areas, specifically depressed or declining real estate values could affect the ability of customers to repay their loans, impede our growth, and generally affect our financial condition and results of operations through potential increases in credit losses.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across broader and more diverse economies.

Our concentration of commercial real estate and construction loans is subject to unique risks that could adversely affect our earnings.

Our commercial real estate and construction and land development loan portfolio held for investment was $193.6 million at December 31, 2013 comprising 53% of total loans.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.  Commercial and industrial loans comprise 22% of the loan portfolio. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions.  Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.

Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.  It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise expected to maintain as a result of Royal Bank’s commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce shareholder returns.

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

Our future growth may require us to raise additional capital but, that capital may not always be available.

We are required by regulatory authorities to maintain adequate capital levels to support our operations. We anticipate that our current capital will satisfy our regulatory requirements for the foreseeable future. However, in order to maintain our well-capitalized status and to support future growth we may need to raise capital. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Under the informal agreement as described in “Regulatory Actions” under “Item 1 – Business” of this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the informal agreement.  Additionally, Basel III introduces new minimum capital requirements that are effective on January 1, 2015, with the capital conservation buffer requirements phased in over a three-year period beginning January 1, 2016.   In addition, on February 20, 2009, we issued 30,407 shares of Fixed Rate Cumulative Preferred Stock, Series A, to the United States Department of Treasury under its TARP Capital Purchase Program,  The Series A Preferred Stock issued to Treasury has a liquidation preference of $1,000 per share and contains other provisions, including restrictions on the payment of dividends on common stock and on repurchases of any shares of preferred stock ranking equal to or junior to the Series A Preferred Stock or common stock while the Series A Preferred Stock is outstanding, which provisions may make it more difficult to raise additional capital on favorable terms while the Series A Preferred Stock is outstanding.  Therefore, we may be unable to raise additional capital, or to raise capital on terms acceptable to us. If we cannot raise additional capital when required, our ability to further expand operations through both internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional capital, the existing shareholders are subject to dilution and a potential capital raise could adversely impact the Company’s deferred tax asset.

We may not be successful in redeeming our Series A Preferred Stock.

We have raised approximately $14.0 million in a private placement with the sole use to partially redeem our Series A Preferred Stock through a bid at a future Treasury TARP auction.  If we are not successful in the partial redemption of the Series A Preferred Stock then the money raised will be returned to the individual investors. As of December 31, 2013, the Series A Preferred stock dividend in arrears was $7.7 million and has not been recognized in the consolidated financial statements.  In February 2014, the preferred cumulative dividend rate prospectively increased from 5% to 9% per annum.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  These practices often include: analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet these criteria.

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

We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity.  Substantially all of our assets are held by our direct and indirect subsidiaries.  Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries.  Royal Bank is our primary source of dividends.  Dividend payments from Royal Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2013, as a result of significant losses within Royal Bank, we had an accumulated deficit and therefore would not have been able to declare and pay any cash dividends.  There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Royal Bank must receive prior written approval from the FDIC and the Department before declaring and paying a dividend to the Company.

Under the terms of the TARP CPP, we are not permitted to declare or pay cash dividends on, or redeem or otherwise acquire, stock that is junior to or on parity with the Series A Preferred Stock issued to Treasury at any time when we have not declared and paid full dividends on the Series A Preferred Stock.  We suspended regular quarterly cash dividends on the Series A Preferred Stock in August 2009 and, accordingly, are not permitted at this time to pay dividends on our Class A or Class B Common Stock.  Additionally, under the terms of the informal agreement, we are prohibited from redeeming the Series A Preferred Stock, which includes participating in a TARP auction, or paying any dividends on shares of our stock without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Failure to pay dividends on our stock could have a material adverse effect on the market price of our Class A Common Stock.

Competition from other financial institutions may adversely affect our profitability.

We face substantial competition in originating commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders.  Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

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

We monitor and manage our liquidity position on a regular basis to insure that adequate funds are in place to manage the day to day operations and to cover routine fluctuations in available funds. However, our funding decisions can be influenced by unplanned events. These unplanned events include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, we are not certain that those sources of liquid funds will be available in the future when required. As a result, loan growth may be curtailed to maintain adequate liquidity.  Additionally, loans may need to be sold in the secondary market, investments may need to be sold or deposits may need to be raised at above market interest rates to maintain liquidity.

Negative publicity could damage our reputation and adversely impact our business and financial results.

Reputation risk, or the risk to our earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, and actions taken by government regulators and community organizations in response to those activities.  Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action.  Although we take steps to minimize reputation risk in dealing with customers and other constituencies, as a larger diversified financial services company with a high industry profile, we are inherently exposed to this risk.

We have identified a material weakness relating to accounting for net income tax receivables in connection with the preparation of our financial statements, and failure to develop and maintain adequate internal controls could cause us to have additional material weaknesses, which could adversely affect our operations and financial position.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2013 and 2012, we identified a material weakness in our accounting for net income tax receivables.  The tax receivables related to amended tax returns for 2005 through 2007, in which the Company carried back losses from 2008 through 2009.  These amended returns were filed during the time period 2008 through 2011.  During 2013 after an IRS joint committee concluded their review of the amended returns, management determined that the tax receivables would not be realized and recorded a $4.8 million reversal to accumulated deficit with the offsetting adjustment to other assets and other liabilities.  There was no effect on net income or net loss for the periods presented herein as a result of the adjustment.

To remediate the weakness identified above with respect to internal controls related to the accounting for income taxes, we have engaged a nationally recognized independent public accounting firm to review and improve the Company’s accounting procedures related to income taxes.  While we believe that the planned steps will remediate the material weakness in our internal control over financial reporting with respect to accounting for net income tax receivables, no assurances can be made that our remediation is effective until our remedial controls operate for a period of time.

We may in the future also discover additional material weaknesses that require remediation. In addition, an internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

Risks Related to Our Industry

Difficult real estate market conditions and economic trends have adversely affected our industry and our business and may continue to adversely affect the Company.

We are exposed to downturns in commercial and residential real estate.  Dramatic declines in the housing market over the past few years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and sustained unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy had resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit had led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions also experienced decreased access to borrowings.

While the economy and market conditions have improved, the current economic recovery has been slow. A decline in current economic conditions would likely put pressure on consumers and businesses and may adversely affect our business, financial condition, results of operations and stock price.  In particular, as the result of a deteriorating economy we may face the following risks:

•	We could face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of customers and to accurately estimate the losses inherent in our credit portfolio could be more complex.

•	We may be required to pay higher Federal Deposit Insurance Corporation premiums because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

•	Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events.

•	We may experience increases in foreclosures, delinquencies and customer bankruptcies.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities.  As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities.  In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations.  An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.  Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume, pre-payment speeds and overall profitability.

Recent and future governmental regulation and legislation could limit our future growth.

As described under “Supervision and Regulation” we are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  These laws may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance funds.  Any changes to these laws may negatively affect our ability to expand our services and to increase the value of our business.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on our business, these changes could be materially adverse to shareholders.

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

Our business is exposed to cyber-security risks, which may include denial of service, hacking and identity theft.

Cyber threats are increasing and rapidly changing.  Therefore, we may not be able to prevent all cyber-attacks.  Denial of service attacks are meant to disrupt our internet site by slowing it down or causing it to be temporarily unavailable.  This type of attack is not intended to penetrate our firewall and steal customer financial information.  Hacking and identity theft are meant to breach our security and steal corporate and customer information.  While we believe we have the appropriate measures and safeguards in place to mitigate cyber-security risks, we cannot be certain that they are entirely protected from a cyber-attack.  Successful cyber-attacks of any nature could have a material adverse impact on our business and results of operations through substantial reputational harm, remedial costs, loss of customers, increased regulatory scrutiny and potential financial liability.

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

Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 56% of our Class A common stock and 84% of our Class B common stock outstanding as of February 28, 2014. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2013, Royal Bank was headquartered and had a retail office at 732 Montgomery Avenue, Narberth, Pennsylvania.  Royal Bank has twelve additional retail banking locations situated in Pennsylvania and New Jersey.  Additionally, Royal Bank’s Customer Center, which includes a loan production office, is located in Bala Cynwyd, Pennsylvania.

Royal Bank currently owns seven of the branch properties.  During 2013, the Company executed a facilities rationalization plan and sold four properties, which included two branch locations and recorded net gains of $2.5 million.  Within the next six months, these two branches will be relocated to leased facilities within the same market area of their existing locations.  Additionally two branches were consolidated into nearby retail offices with the majority of the deposits being retained.  The remaining properties are leased with expiration dates between 2014 and 2024.  During 2013, Royal Bank made aggregate lease payments of approximately $785,000.  The Company believes that all of its properties are sufficiently insured, maintained and are adequate for Royal Bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS

As described under “Item 1 – Business” of this Report, Royal Bank held a 60% equity interest in each of CSC and RTL.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the Court accepted plea agreement, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.

In 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations which alleged a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to a master complaint for the consolidated action.  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.

During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis.  Subsequently, the Company, Royal Bank, CSC, and RTL reached a settlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

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

The following table shows the range of high and low closing sale prices for the Company’s stock as reported by NASDAQ.

Closing Prices
2013	High	Low
First Quarter	$1.85	$1.21
Second Quarter	1.54	1.20
Third Quarter	1.92	1.35
Fourth Quarter	1.75	1.34

2012	High	Low
First Quarter	$1.65	$1.25
Second Quarter	1.97	1.23
Third Quarter	3.03	1.70
Fourth Quarter	2.25	1.02

The approximate number of record holders of the Company’s Class A and Class B Common Stock, as of February 28, 2014, is shown below:

Title of Class	Number of record holders
Class A Common stock	246
Class B Common stock	130

Dividends

Subject to certain limitations imposed by law or the Company’s articles of incorporation, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.

The Company did not pay cash dividends on its common stock in 2013 and 2012.  Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come primarily from dividends paid by its direct and indirect subsidiaries, including Royal Bank to the Company.

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if, after giving effect to the dividend payment, the total assets of the Company would exceed the total liabilities of the Company plus the amount necessary to satisfy preferential rights of holders of senior shareholders, and the Company is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”), and in the Federal Deposit Insurance Act (“FDIC Act”) concerning the payment of dividends by Royal Bank.  Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings).  Under the FDIC Act, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.  Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to the Company.  See “Note 14 – Shareholder’s Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

On August 13, 2009, the Company’s board of directors suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  As of December 31, 2013, the Series A Preferred stock dividend in arrears was $7.7 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however, they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate prospectively increased from 5% to 9% per annum.

Under its MOU with the FDIC and the Department, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Bank MOU as described under “Regulatory Actions” in “Item 1 – Business” of this Report, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

COMMON STOCK PERFORMANCE GRAPH

The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2008, (with all dividends reinvested), in each of the following:

•	Royal Bancshares of Pennsylvania, Inc. Class A common stock;
•	The stock of all United States companies trading on the NASDAQ Global Market;
•	Common stock of a 2013 Peer Group consisting of 21 banks headquartered in the Mid-Atlantic region, that trade on a major exchange and have total assets between $700 million and $1.5 billion; and
•	SNL Bank and Thrift Index.

Total Return Performance
Royal Bancshares of Pennsylvania, Inc.
NASDAQ Composite
SNL Bank and Thrift
RBPAA Peer Group Index*
Index Value
350
300
250
200
150
100
50
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Royal Bancshares of Pennsylvania, Inc.	100.00	39.04	42.04	37.54	36.03	41.44
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46
RBPAA Peer Group Index*	100.00	85.31	94.90	83.17	99.56	131.72

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2013	2012	2011	2010	2009
Interest income	$27,524	$31,981	$39,377	$57,262	$66,043
Interest expense	7,357	9,899	14,086	25,994	37,439
Net interest income	20,167	22,082	25,291	31,268	28,604
(Credit) Provision for loan and lease losses	(872)	5,997	7,728	22,140	20,605
Net interest income after loan and lease losses	21,039	16,085	17,563	9,128	7,999
Non-interest income
Gain on sale of premises & equipment	2,524	-	-	-	-
Net gains on sales of other real estate owned	1,427	363	1,638	1,019	294
Service charges and fees	1,323	1,218	1,128	1,266	1,419
Gains on sale of loans and leases	686	2,057	337	666	914
Income from bank owned life insurance	539	553	391	379	1,099
Net gains on investment securities	158	1,030	1,782	1,290	1,892
Gains on sales related to real estate joint ventures	-	-	1,750	-	-
Income related to real estate owned via equity investments	-	-	478	564	1,302
Gain on sale of security claim	-	-	-	1,656	-
Gain on sale of premises & equipment related to real estate owned via equity investments	-	-	-	667	1,817
Other income	207	747	1,110	737	578
Total other than-temporary-impairment losses on investment securities	-	(2,359)	(1,796)	(566)	(13,431)
Portion of loss recognized in other comprehensive loss	-	-	-	87	2,390
Net impairment losses recognized in earnings	-	(2,359)	(1,796)	(479)	(11,041)
Total non-interest income (loss)	6,864	3,609	6,818	7,765	(1,726)
Income before non-interest expenses & income taxes	27,903	19,694	24,381	16,893	6,273
Non-interest expense
Salaries and benefits	10,276	11,576	11,013	11,626	12,235
Impairment related to OREO	1,517	6,741	5,522	7,374	4,537
Impairment related to real estate owned via equity investments	-	-	-	2,600	-
Expenses related to real estate owned via equity investments	-	-	-	529	907
Impairment related to real estate joint venture	-	-	-	1,552	-
Other expenses	14,537	18,007	15,534	17,062	19,977
Total non-interest expense	26,330	36,324	32,069	40,743	37,656
Income (loss) before tax expense	1,573	(16,630)	(7,688)	(23,850)	(31,383)
Income tax expense	42	-	-	-	474
Net income (loss)	$1,531	$(16,630)	$(7,688)	$(23,850)	$(31,857)
Less net (loss) income attributable to noncontrolling interest	(578)	(1,005)	875	243	1,402
Net income (loss) attributable to Royal Bancshares	2,109	(15,625)	(8,563)	(24,093)	(33,259)
Less Series A Preferred stock accumulated dividend and accretion	2,075	2,038	2,003	1,970	1,672
Net income (loss) to common shareholders	34	(17,663)	(10,566)	(26,063)	(34,931)

Basic and diluted earnings (loss) per common share	$-	$(1.33)	$(0.80)	$(1.97)	$(2.64)

Balance Sheet Data	For the years ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Total assets	$732,254	$769,455	$844,187	$976,365	$1,288,465
Total average assets (1)	740,324	819,211	902,241	1,173,661	1,290,865
Loans, net	352,810	326,904	397,863	475,725	656,533
Total deposits	528,964	554,917	575,916	693,913	881,755
Total average deposits	527,452	573,233	621,709	791,026	857,742
Total borrowings (2)	133,655	134,107	173,774	180,723	283,601
Total average borrowings (2)	133,261	149,416	177,517	256,688	307,225
Total shareholders' equity (3)	47,805	53,568	71,098	79,246	96,309
Total average shareholders' equity (3)	50,533	67,794	76,337	99,048	102,664
Return on average assets	0.28%	(1.91%)	(0.95%)	(2.05%)	(2.58%)
Return on average equity	4.17%	(23.05%)	(11.22%)	(24.32%)	(32.40%)
Average equity to average assets	6.83%	8.28%	7.89%	6.76%	7.46%

(1)	Includes premises and equipment of VIE for years 2009 and 2010
(2)	Includes obligations through VIE equity investments and subordinated debt.
(3)	Excludes noncontrolling interest

ITEM 7.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes in Item 8 of this Report.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  Critical accounting policies, judgments and estimates relate to allowance for loan and lease losses, loans held for sale, the valuation of other real estate owned (“OREO”), the valuation of deferred tax assets, other-than-temporary impairment losses on investment securities, net periodic pension costs and the pension benefit obligation.  The policies which significantly affect the determination of the Company’s financial position, results of operations and cash flows are summarized in “Note 1 - Summary of Significant Accounting Polices” to the Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale (“AFS”) securities.   AFS Securities are reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (loss) component of shareholders’ equity. The Company did not hold trading securities at December 31, 2013 and 2012.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  The gain or loss on sales of AFS securities is based on the specific identification method.

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

Results of Operations

Financial Highlights and Business Results

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

During the past few years, the Company recorded significant impairment charges on non-accrual loans, OREO and investment securities, which has weighed heavily on earnings and was the largest contributing factor to the Company’s losses.  Also contributing to the losses were increased costs associated with the high level of non-performing assets, legal expenses related to credit quality issues and the DOJ tax lien investigation (for additional information see Item 3 “Legal Proceedings” of this Form 10-K).  Finally, the establishment of a valuation allowance in 2008 and subsequent years that currently amounts to $37.2 million, has prevented the Company from utilizing tax credits on losses during the past five years.

The Company’s strategic plan included improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, and returning to profitability.  While the Company’s past deleveraging strategy improved the risk profile of the Company by shedding higher risk assets and paying off higher cost brokered CDs, it has had a negative impact on income. The deleveraging has resulted in lower average loan balances and a higher proportion of lower yielding investment securities, which have negatively impacted net interest income, a principal source of income. While credit quality costs associated with non-performing assets negatively affect financial results, during 2013 their impact has lessened as the overall level of non-performing assets declined.

For 2013, the strategic plan evolved into transitioning Royal Bank into a community bank built on a solid commercial revenue and retail delivery foundation.  During the first quarter of 2013, to support the strategic goals, management had announced a set of sweeping initiatives through the Company's "Profitability Improvement Plan" ("PIP") designed to enhance company-wide efficiency, productivity and modernization.  During 2013, the Company realized a 22% reduction in the workforce, which included reorganizing and relocating certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish their objectives.  The Company recorded a restructuring charge of $87,000 related to workforce reduction. The Company also finalized a unique opportunity to reduce employee expenses as eight individuals became employees of a local company that provides servicing of the remaining tax lien and non-performing assets portfolios. Those portfolios continue to diminish per the Company's strategic plan. This outsourcing arrangement enables the Company to focus on the expansion of its core banking products while de-emphasizing legacy non-core activity such as tax liens.

During 2013, pursuant to the real estate rationalization plan under PIP, two branches were consolidated and four Company-owned buildings were sold.  Royal Bank consolidated the leased Henderson Road branch between the King of Prussia and Bridgeport branches and consolidated the 15th Street branch into the Walnut Street branch, which are both located in Center City Philadelphia.  These branch consolidations had minimal effect on deposit levels. Included in the real estate sales were two buildings that are the sites of the Fairmount and Phoenixville retail branches. In refreshing our retail branch network, these two branches along with a third will be relocated to more attractive, convenient, high-traffic locations within the same markets over the next three to eight months.  Additionally the Villanova branch was relocated in January 2014.  The Company recorded restructuring charges of $274,000 related to the effective termination of two leases.

During 2013, the Company launched a completely redesigned website which takes advantage of the latest technologies and trends in web development, including responsive design which reformats content to fit any screen, improving both aesthetics and user experience.  Visitors will also find a renewed emphasis on our most important products and services, including quick links to key revenue driving product lines and our secure home equity application. Complementing the launch of the new website was the debut of our mobile banking solution, TouchBanking.   With the addition of Lars Eller, as Chief Retail Banking Officer, to executive management the Company looks to grow its retail customer base with the deployment of new commercial and consumer solutions, enhancement of product offerings and further development of the retail sales teams.  To support the marketing of these enhancements the Company began refreshing its brand with new advertising through billboards, online and print media.  The expense reductions, revenue growth and planned additional improvements have repositioned the Company in 2013 and for the future.

Net Income

Net income for 2013 amounted to $2.1 million and basic and diluted earnings per share of $0.00 compared to a net loss of $15.6 million and basic and diluted loss per share of $1.33 for 2012. The $17.7 million improvement for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was mainly related to the following items:

•	Credit related expenses declined $7.4 million, or 67.8%, with non-performing assets now at 2.7% of total assets compared to 4.7% at December 31, 2012.
•	Provision for loan and lease losses dropped $6.9 million as a result of the loan portfolio’s improved credit quality.
•	Other-than-temporary investment impairment declined $2.4 million.
•	Gains on the sale of Company owned real estate were $2.5 million.
•	Salaries and benefits declined $1.3 million, or 11.2%, as a result of a 22% reduction in the workforce.
•	Professional and legal fees decreased $1.2 million, or 29.3%.
•	Net gains on sales of other real estate owned (“OREO”) increased $1.1 million.

Partially offsetting these positive items was a $1.9 million decrease in net interest income, a $1.4 million decrease in gains on sales of loans and leases, and an $872,000 decline in gains on sale of investment securities. The Company's leasing subsidiary continued to positively contribute to the annual financial results.

Total non-performing loans at December 31, 2013 were $10.2 million and were classified as loans held for investment (“LHFI”), which amounted to an improvement of $12.8 million or 55.8%, from the level at December 31, 2012 and resulted from payments, payoffs, charge-offs and impairments, sales of loans, transfers to OREO and improved credit quality. Total non-performing loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in loans held for sale (“LHFS”).  OREO at December 31, 2013, amounted to $9.6 million versus $13.4 million at year end 2012, which amounted to a decline of $3.8 million, or 28.4%. Impaired and non-accrual loans and OREO assets are reviewed in the “Credit Quality” section of this report.

Interest Income

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

Total interest income of $27.5 million for 2013 declined $4.5 million, or 13.9%, from $32.0 million for 2012.  The decrease was primarily driven by a decline in average loan balances year over year and a decline in the yield on investments.  Average interest-earning assets were $690.3 million for 2013 compared to $751.9 million for 2012, resulting in a decline of $61.6 million, or 8.2%.  Average loan balances of $367.2 million for 2013 decreased $17.2 million, or 4.5%, year over year and negatively impacted interest income by $3.5 million, of which $2.5 million was directly related to the tax lien portfolio.  The decline in loan balances in 2013 was attributed to loan prepayments, loan pay downs, and transfers to OREO through foreclosure proceedings.  Average investments of $312.1 million decreased $32.7 million, or 9.5%, from 2012 due to sales of investment securities to fund loan advances and principal payments received on the Company’s MBS and CMO investment securities.  The decrease in average investments contributed to a $920,000 decline in interest income.  Average loan and investment balances for 2012 were $384.4 million and $344.9 million, respectively.

For 2013, the yield on average interest-earning assets was 3.99% and declined 26 basis points from 4.25% for the comparable period of 2012. The yield reduction was comprised of a year over year decrease of 65 basis points for loans (5.92% in 2013 versus 6.57% in 2012) and a 10 basis point decline in the investment yield (1.84% in 2013 versus 1.94% in 2012).  The drop in loan yield reflected a decline in the higher yielding tax certificates coupled with lower rates on new loan originations. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities during 2012 with lower yielding government agency securities.

Interest Expense

For 2013, total interest expense of $7.4 million decreased $2.5 million, or 25.7%, from $9.9 million for 2012. The decline in interest expense for 2013 was due to a $66.3 million, or 9.9%, decline in average interest-bearing liabilities and a 26 basis point decline in the interest rates paid on interest-bearing liabilities year over year.  For 2013, average interest-bearing deposits of $467.5 million decreased $50.1 million, or 9.7%, year over year.  The reduction was mainly associated with a decline in money market accounts and the intentional runoff of higher priced retail CDs.  Average time deposits amounted to $239.6 million for 2013, which resulted in a decline of $36.4 million, or 13.2%, from 2012.  Average NOW and money market deposits decreased $14.5 million, or 6.5%, year over year. Average borrowings of $107.5 million for 2013 declined $16.1 million, or 13.1%, from 2012 due to the pay down of FHLB advances. Average interest-bearing deposits and borrowings for 2012 were $517.6 million and $123.6 million, respectively.

The average interest rate paid on interest-bearing liabilities amounted to 1.22% for 2013 which represented a decline of 26 basis points from 1.48% for 2012. The average interest rate paid on interest-bearing deposits in 2013 amounted to 0.86%, which resulted in a decline of 28 basis points from 1.14% for 2012. Year over year lower average interest rates were paid on NOW and money market accounts (0.29% in 2013 versus 0.59% in 2012) and on CDs (1.41% in 2013 versus 1.64% in 2012). The average rate paid on borrowings amounted to 2.35% for 2013 compared to 2.68% for 2012. During the second quarter of 2013, a maturing $50.0 million FHLB advance with a rate of 2.64% was replaced with four separate FHLB advances and short-term borrowings which carry an average rate of 1.19%.  This re-pricing opportunity has favorably impacted interest expense in subsequent quarters.  Partially offsetting the decrease in the average interest rate paid on interest-bearing liabilities was a $174,000 penalty that was assessed when the interest payment in arrears on the trust preferred securities was paid in the third quarter of 2013.

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

Net interest income, which amounted to $20.2 million in 2013, decreased by $1.9 million, or 8.7%, from the prior year’s results of $22.1 million. The decrease was primarily attributed to a reduction in interest-earning assets coupled with a decline in the yield on loans and investments year over year. The decline in loan balances negatively impacted net interest income during the past year.  The decline in loan balances was attributed to loan prepayments, loan pay downs and transfers to OREO.   The decrease in the investment portfolio was primarily due to principal payments on the Company’s MBS and CMO investment securities.  The decrease in loan yields reflects a $15.9 million decline in higher yielding tax liens, which negatively impacted interest income by $2.5 million year over year, and lower rates on new loan originations.  The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities during the past year with lower yielding government agency securities and the accelerated amortization of premiums due to prepayments of MBS and CMO securities due to mortgage re-financings. The decline in net interest income was partially offset by a reduction in the average balance of interest-bearing liabilities and the average interest rates paid on average interest-bearing deposits which primarily were associated with the redemption of maturing retail CDs and lower rates paid on renewing and new retail CDs and NOW and money market accounts.

Despite the decrease in net interest income, the net interest margin of 2.92% for 2013 declined only 2 basis points from 2.94% for 2012. The 26 basis point decrease in funding costs was matched by the overall decline of 26 basis points in the yield on interest-earning assets. The decline in the yield on interest-earning assets was driven by lower yields on average loan balances (5.92% in 2013 versus 6.57% in 2012) mainly due to the $15.9 million decline in higher yielding tax liens and investment securities (1.84% in 2013 versus 1.94% in 2012) year over year.  The replacement of sold and called investment securities during the past year with lower yielding government agency securities and the accelerated amortization of premiums on investment securities also accounted for the decline in the yield on interest-earning assets.  Interest rates paid on total interest-bearing liabilities for 2013 declined 26 basis points to 1.22% from 2012. The Company continued to redeem maturing retail CDs and was also able to lower retail deposit costs through the lower re-pricing of maturing CDs.

Average Balances

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest-bearing assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	For the years ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest earning deposits	$10,941	$26	0.24%	$22,551	$38	0.17%	$29,016	$78	0.27%
Federal funds	-	-	0.00%	-	-	0.00%	2,822	3	0.11%
Investment securities-available for sale	312,127	5,757	1.84%	344,862	6,677	1.94%	320,362	9,645	3.01%
Loans & Leases (1)
Commercial demand loans	127,372	6,024	4.73%	174,029	8,804	5.06%	219,554	10,044	4.57%
Real estate secured	199,705	12,261	6.14%	168,079	13,143	7.82%	213,737	16,268	7.61%
Other loans and leases	40,142	3,456	8.61%	42,332	3,319	7.84%	41,756	3,339	8.00%
Total loans	367,219	21,741	5.92%	384,440	25,266	6.57%	475,047	29,651	6.24%
Total interest-earning assets	690,287	27,524	3.99%	751,853	31,981	4.25%	827,247	39,377	4.76%
Non interest-earning assets
Cash & due from banks	8,768			9,632			11,725
Other assets	56,648			74,592			83,468
Allowance for loan loss	(15,379)			(16,308)			(19,567)
Unearned discount(2)	-			(558)			(632)
Total non interest-earning assets	50,037			67,358			74,994
Total assets	$740,324			$819,211			$902,241
Liabilities & Shareholders' Equity
Deposits
Savings	$17,802	38	0.21%	$17,006	67	0.39%	$15,727	86	0.55%
NOW and money markets	210,077	617	0.29%	224,602	1,317	0.59%	221,158	1,958	0.89%
Time deposits	239,584	3,367	1.41%	275,959	4,514	1.64%	327,583	6,906	2.11%
Total interest-bearing deposits	467,463	4,022	0.86%	517,567	5,898	1.14%	564,468	8,950	1.59%
Borrowings	107,487	2,526	2.35%	123,642	3,318	2.68%	151,743	4,493	2.96%
Subordinated debt	25,774	809	3.14%	25,774	683	2.65%	25,774	643	2.49%
Total interest bearing liabilities	600,724	7,357	1.22%	666,983	9,899	1.48%	741,985	14,086	1.90%
Non interest-bearing deposits	59,989			55,666			57,241
Other liabilities	29,078			28,768			26,678
Total liabilities	689,791			751,417			825,904
Shareholders' equity	50,533			67,794			76,337
Total liabilities and shareholders' equity	$740,324			$819,211			$902,241
Net interest income		$20,167			$22,082			$25,291
Net interest margin			2.92%			2.94%			3.06%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.
(2)	For the 2013 period net deferred fees were allocated among the various loan types.

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended December 31, 2013 and 2012, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2013 versus 2012			2012 versus 2011
	Changes due to:			Changes due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Short term earning assets
Interest bearing deposits in banks	$(27)	$16	$(11)	$(11)	$(29)	$(40)
Federal funds sold	-	-	-	-	(3)	(3)
Total short term earning assets	(27)	16	(11)	(11)	(32)	(43)

Total Investments securities	(575)	(345)	(920)	812	(3,780)	(2,968)
Loans
Commercial demand loans	(2,193)	(218)	(2,411)	(2,075)	1,539	(536)
Commercial real estate	2,160	(709)	1,451	(1,251)	113	(1,138)
Residential and home equity loans	378	(16)	362	(23)	(23)	(46)
Leases	(14)	348	334	55	(135)	(80)
Tax certificates	(1,989)	(525)	(2,514)	(3,251)	891	(2,360)
Other loans	(86)	(23)	(109)	(8)	(19)	(27)
Loan fees	(639)	-	(639)	(198)	-	(198)
Total loans	(2,383)	(1,143)	(3,526)	(6,751)	2,366	(4,385)

Total decrease in interest income	$(2,985)	$(1,472)	$(4,457)	$(5,950)	$(1,446)	$(7,396)
Interest expense
Deposits
NOW and money market	$(81)	$(620)	$(701)	$30	$(670)	$(640)
Savings	3	(32)	(29)	6	(25)	(19)
Time deposits	(556)	(590)	(1,146)	(989)	(1,404)	(2,393)
Total deposits	(634)	(1,242)	(1,876)	(953)	(2,099)	(3,052)
Borrowings
Borrowings	(406)	(386)	(792)	(780)	(395)	(1,175)
Trust preferred	-	126	126	-	40	40
Total Borrowings	(406)	(260)	(666)	(780)	(355)	(1,135)
Total decrease in interest expense	(1,040)	(1,502)	(2,542)	(1,733)	(2,454)	(4,187)
Total (decrease) increase in net interest income	$(1,945)	$30	$(1,915)	$(4,217)	$1,008	$(3,209)

Provision for Loan and Lease Losses

Due to the improved credit quality of the loan portfolio and the decline in non-accrual loan balances, the Company recorded a credit to the allowance of $872,000 in 2013.  The provision for loan and lease losses was $6.0 million for 2012.  During 2013, non-accrual LHFI decreased $11.3 million, or 52.6% from 2012.  The Company recorded $2.7 million in net charge-offs in 2013, which were primarily related to specific reserves.    Net charge-offs in 2012 were $5.1 million and also were primarily related to specific reserves.

Total Non-interest Income

Non-interest income includes service charges on depositors’ accounts, safe deposit rentals and fees for various services such as wire transfers and issuing Treasurers’ checks.   In addition, other forms of non-interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”).  Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, OREO, loans, and premises and equipment. From period to period these sources of income may vary considerably.  Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.

For 2013 and 2012, total non-interest income amounted to $6.9 million and $3.6 million, respectively.  Positively impacting the 2013 results were gains on the sale of Company owned real estate of $2.5 million, an increase of $1.1 million in gains on the sale of OREO ($1.4 million in 2013 versus $363,000 in 2012) and a $2.4 million drop in OTTI ($0 in 2013 versus $2.4 million in 2012).  The OTTI charges recorded in 2012 were related to two private equity funds and included the entire carrying value of one of the private equity funds in the amount of $1.5 million and credit related impairment charge of $859,000 on another private equity fund.  As a component of PIP, management developed a facilities rationalization plan.  The Company identified and sold four buildings to unlock the value in the real estate.  Management had identified two attractive sites that were better locations for our retail branches than two of the buildings sold.  These two branches will be relocated within the next six months to more convenient and high-traffic locations within the same market area.  By leasing these new facilities, the Company is better positioned to manage our retail footprint in the future.  Unfavorable items included a $1.4 million decline in gains on the sale of loans and leases ($686,000 in 2013 versus $2.1 million in 2012) and a decrease of $872,000 in gains on the sale of investment securities ($158,000 in 2013 versus $1.0 million in 2012).

Total Non-interest Expense

Non-interest expense plunged $10.0 million, or 27.5%, from $36.3 million for 2012 to $26.3 million for 2013. The improvement in non-interest expense was directly related to a $7.4 million, or 67.8% drop in credit related expenses ($3.5 million in 2013 versus $10.9 million in 2012), a $1.3 million, or 11.2%, decline in salaries and benefits ($10.3 million in 2013 versus $11.6 million in 2012), and a $1.2 million, or 29.3%, decrease in professional and legal fees ($3.0 million in 2013 versus $4.2 million in 2012).  Credit related expenses are directly affected by the Company’s level of non-performing assets, which fell $16.7 million, or 45.7%, from $36.4 million at December 31, 2012 to $19.8 million at December 31, 2013. Non-performing assets were 2.7% of total assets at December 31, 2013 compared to 4.7% of total assets at December 31, 2012.  The reduction in salaries and benefits was the result of a 22% contraction in the workforce and a phasing out of certain nonessential employee benefits.  Professional and legal fees declined as a result of the decline in the Company’s non-performing assets and the resolution of the DOJ investigation.  Additionally, the Company recorded a restructuring charge of $361,000 as a result of PIP.

In 2013 and 2012, the Company recorded loss contingencies related to the tax lien subsidiaries (for additional information see “Item 3.  Legal Proceedings” of this Form 10-K).  In 2013, the Company recorded a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000. Additionally, in 2012 the Company recorded a $2.0 million accrual for a DOJ fine related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the DOJ fine amounted to $1.2 million.

Accounting for Income Tax Expense

In 2013, the Company recorded $42,000 in tax expense compared to $0 for 2012. The Company did not record a tax benefit despite the net loss for 2012 since it concluded at December 31, 2012 that it was more likely than not that the Company would not generate sufficient taxable income to realize all of the deferred tax assets.

As of December 31, 2013 and December 31, 2012, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations.  During 2013 and 2012, the Company had valuation allowances on deferred tax assets which were a result of the net operating losses and the portion of the future tax benefit that more likely than not will not be utilized in the future.  As of December 31, 2013 and December 31, 2012 the valuation allowance for deferred tax assets totaled $37.2 million and $39.6 million, respectively.

The Company’s effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2013 and 2012 was 2% and 0%, respectively.  In general our effective tax rate is different from the federal statutory rate primarily due to the establishment of a valuation allowance which was $37.2 million as of December 31, 2013.

Results of Operations by Business Segments

Under FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), management of the Company has identified two reportable operating segments, “Community Banking” and “Tax Liens”.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer (“CEO”) and the Chief Administrative and Risk Officer (“CARO”).

▪	Community Bank segment: At December 31, 2013, the Community Bank segment had total assets of $706.0 million, a decrease of $26.1 million, or 3.6%, from $732.1 million at December 31, 2012. Total deposits declined $25.9 million, or 4.7%, from $554.9 million at December 31, 2012 to $529.0 million at December 31, 2013. Net interest income for 2013 was $19.2 million compared to $19.8 million for 2012 representing a decrease of $556,000, or 2.8%. The decline in net interest income was primarily attributed to a reduction in average loan balances and investment securities coupled with lower yields on loans and investment securities. Mitigating the decline in net interest income was the re-pricing of time deposits at a lower rate as they matured and the payoff of a higher interest-bearing FHLB advance. The credit to the allowance for loan and lease losses was $1.5 million in 2013 compared to a provision of $5.2 million for 2012 as a result of the improved credit quality of the loan portfolio. For 2013, total non-interest income was $5.5 million compared to total non-interest income of $2.9 million for 2012. The growth is mostly attributed to $2.5 million in gains on the sale of Company owned real estate and a $2.4 million decline in OTTI on the investment portfolio. For 2013 and 2012, total non-interest expense was $21.9 million and $31.1 million, respectively. Credit related expenses, salaries and benefits, and professional and legal fees declined $7.4 million, $1.0 million, and $1.1 million, respectively. Net income for 2013 was $3.7 million compared to a net loss of $15.8 million for 2012.

▪	Tax Lien segment: At December 31, 2013, the Tax Lien segment had total assets of $26.2 million compared to $37.3 million at December 31, 2012 representing a decrease of $11.1 million, or 29.7%. Net interest income decreased $1.3 million, or 58.4%, from $2.3 million in 2012 to $969,000 in 2013. The provision for lien losses decreased $233,000 from $820,000 in 2012 to $587,000 in 2013. The improvement in the 2013 provision was mostly related to the declining portfolio balance. Total non-interest income was $1.4 million in 2013 compared to $741,000 in 2012. Total non-interest income is derived mostly from the gains on sale of OREO property. Total non-interest expense decreased $835,000 from $5.2 million for 2012 to $4.4 million for 2013. In 2013 the Tax Lien segment recorded a $1.65 million loss contingency accrual for a settlement of a class action law suit. In 2012 the Tax Lien segment recorded a $2.0 million DOJ fine related to its investigation. Salaries and benefits declined $278,000 due to the outsourcing of the portfolio management to an unrelated third party in 2013. Additionally, professional and legal fees and credit related expenses decreased $148,000 and $31,000, respectively. Net loss was $1.6 million in 2013 compared to $1.8 million for 2012.

Financial Condition

Total assets decreased $37.2 million, or 4.8%, to $732.3 million at December 31, 2013 from $769.5 million at year-end 2012.

Cash and Cash Equivalents:  Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold.  Cash and cash equivalents decreased $12.0 million from $28.8 million at December 31, 2012 to $16.8 million at December 31, 2013.  The average balance of cash and cash equivalents was approximately $19.7 million for 2013 versus $32.2 million for 2012. The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds.  The excess cash is invested daily in overnight and federal funds.  The decline in cash and cash equivalents was mainly associated with the decline in deposits.

Investment Securities Available for Sale (“AFS”):  AFS investment securities represented 45.2% of average interest earning assets during 2013 and consisted of government secured agency bonds, government secured mortgage-backed securities, collateralized mortgage obligations (“CMOs”), municipal bonds, domestic corporate debt, and third party managed equity funds.  At December 31, 2013, AFS investment securities were $308.7 million as compared to $349.2 million at December 31, 2012, a decrease of $40.5 million. The reduction was partially due to the reinvestment of cash flows from principal payments and calls into loans.

Loans:  The Company’s primary earning assets are loans, representing approximately 53.2% of average interest-earning assets during 2013.  The loan portfolio consists primarily of commercial demand loans and commercial mortgages secured by real estate, tax liens, leases, and to a significantly lesser extent, residential loans comprised of one to four family residential and home equity loans.  During 2013, total loans held for investment grew $22.3 million from $344.2 million at December 31, 2012 to $366.5 million at December 31, 2013.  The growth was attributed to new loan originationns partially offset by balances being paid down, payoffs, charge-offs, and transfers to OREO.

Commercial real estate, and construction and land development loans make up a significant portion of our loan portfolio and represented 52.8% of total loans at December 31, 2013 compared to 59.3% of total loans at December 31, 2012.  Management believes our current allowance for loan and lease losses is adequate at December 31, 2013 to cover losses arising from these loan categories as well as all others within the portfolio.  We continue to monitor these loans as part of our loan review process to evaluate the impact these loans will have on our allowance.

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

The amount of the allowance is reviewed and approved by the Chief Lending Officer (“CLO”), Chief Financial Officer (“CFO”), Chief Credit Officer (“CCO”) and the CARO on at least a quarterly basis.  Management believes that the allowance for loan and lease losses at December 31, 2013 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary.  These changes could be based in the credits comprising the portfolio and changes in the financial condition of borrowers, as the result of changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Total Loans	$366,481	$344,165	$414,243	$496,854	$686,864
Daily average loan balance	$367,219	$384,440	$475,047	$643,450	$715,521
Allowance for loan and lease losses:
Balance at the beginning of the year	$17,261	$16,380	$21,129	$30,331	$28,908
Charge-offs by loan type:
Commercial real estate	1,684	1,313	1,685	7,352	7,404
Commercial real estate-mezzanine	-	-	-	-	1,132
Construction and land development	820	2,452	5,755	13,413	6,231
Construction and land develop-mezzanine	-	-	-	-	2,756
Commercial and industrial	383	586	2,901	5,930	258
Multi-family	-	542	328	787	-
Residential real estate	46	111	635	731	1,361
Residential real estate-mezzanine	-	-	-	2,480	-
Leases	382	465	868	972	676
Tax certificates	578	802	1,039	49	-
Total charge-offs	3,893	6,271	13,211	31,714	19,818
Recoveries by loan type:
Commercial real estate	600	3	357	684	431
Construction and land development	297	816	196	116	-
Commercial and industrial	17	67	22	81	15
Multi-family	-	-	-	18	-
Residential real estate	158	208	153	313	190
Leases	29	32	6	51	-
Tax certificates	74	29	-	-	-
Consumer	-	-	-	37	-
Total recoveries	1,175	1,155	734	1,300	636
Net loan charge-offs	(2,718)	(5,116)	(12,477)	(30,414)	(19,182)
(Credit) provision for loan and lease losses	(872)	5,997	7,728	22,140	20,605
Allowance related to disposed assets	-	-	-	(928)	-
Balance at end of year	$13,671	$17,261	$16,380	$21,129	$30,331
Net charge-offs to average loans	(0.74%)	(1.33%)	(2.63%)	(4.73%)	(2.68%)
Allowance to total loans at year-end	3.73%	5.02%	3.95%	4.25%	4.42%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2013		2012		2011		2010		2009
(In thousands, except percentages)	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$5,498	40.5%	$8,750	48.5%	$7,744	44.0%	$9,534	39.0%	$9,824	40.3%
Construction and land development	2,316	12.3%	2,987	10.8%	2,523	13.0%	3,976	16.0%	7,895	17.3%
Commercial and industrial	3,006	21.7%	1,924	11.8%	2,331	13.1%	3,797	14.9%	6,542	15.1%
Multi-family	402	3.2%	654	3.4%	531	2.8%	652	2.1%	215	3.2%
Residential real estate	473	7.0%	1,098	7.3%	1,188	6.4%	1,106	5.9%	2,762	7.1%
Residential real estate-mezzanine	-	0.0%	-	0.0%	-	0.0%	-	0.0%	1,000	0.4%
Leases	1,223	11.6%	1,108	10.8%	1,311	8.7%	1,670	7.8%	1,757	5.7%
Tax certificates	555	3.5%	472	7.1%	425	11.8%	380	14.1%	290	10.6%
Consumer	15	0.2%	29	0.3%	20	0.2%	12	0.2%	25	0.3%
Unallocated	183	0.0%	239	0.0%	307	0.0%	2	0.0%	21	0.0%
Total	$13,671	100.0%	$17,261	100.0%	$16,380	100.0%	$21,129	100.0%	$30,331	100.0%

Due to the improved credit quality of the loan portfolio and the decline in non-accrual loan balances, the Company recorded a credit of $872,000 to the allowance in 2013.  The provision for loan and lease losses was $6.0 million for 2012.  During 2013 non-accrual LHFI decreased $11.3 million, or 52.6% from 2012.  The Company recorded $2.7 million in net charge-offs in 2013, which were primarily related to specific reserves.  Commercial, construction and land development, and commercial real estate loans represent 35.7%, 26.1%, and 22.9%, respectively, of the total $10.2 million in non-accrual loans at December 31, 2013.  Total charge-offs recorded in 2013 related to construction and land development loans and commercial real estate loans were $2.5 million, or 64.3%, of total charge-offs in 2013.

The provision for loan and lease losses was $6.0 million in 2012 compared to $7.7 million in 2011. Commercial real estate, commercial loans, and construction and land loans represent 51.8%, 21.6%, and 18.6%, respectively, of the total $23.0 million in non-accrual loans at December 31, 2012.  Total charge-offs recorded in 2012 related to construction and land development loans and commercial real estate loans were $3.8 million, or 60.0%, of total charge-offs in 2012.

Deposits:  The Company’s deposits are an important source of funding. Total deposits of $529.0 million at December 31, 2013 decreased $25.9 million, or 4.7%, from $554.9 million at December 31, 2012.  Time deposit accounts of $240.8 million at December 31, 2013 decreased $14.8 million, or 5.8%, from $255.6 million at December 31, 2012 primarily as a result of the Company electing to partially run off the higher cost deposits.  Money market accounts declined $14.7 million while demand and NOW accounts increased $1.9 million and $1.5 million, respectively.

FHLB Borrowings:  Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances).  Total FHLB borrowings were $65.0 million at December 31, 2013 and 2012.  During the second quarter of 2013, a maturing $50.0 million FHLB advance with a rate of 2.64% was replaced with four separate FHLB advances and short-term borrowings which currently carry an average yield of 1.13%.

Other Borrowings:  The Company has a note payable with PNC Bank (“PNC”) at December 31, 2013 in the amount of $2.9 million with a maturity date of August 25, 2016.  The note payable balance at December 31, 2012 was $3.3 million.  The interest rate is a variable rate using a rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2013 and 2012 was 0.32% and 0.36%, respectively.  At December 31, 2013 and 2012, the Company had other borrowings of $40.0 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgaged-backed securities.  These borrowings have a weighted average interest rate of 3.65%.  As of December 31, 2013, investment securities with a market value of $49.7 million were pledged as collateral to secure all borrowings with PNC.

Subordinated Debentures:  The Company has outstanding $25.0 million of trust preferred securities which have a maturity date of October 2034.  The interest rate resets quarterly at 3-month LIBOR plus 2.15% and was 2.39% at December 31, 2013. On August 13, 2009, the Company’s Board suspended the interest payments on the trust preferred securities.  Under the Federal Reserve MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  During the third quarter of 2013, the Company received approval from the Federal Reserve Bank to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current on the trust preferred interest payments which included an interest penalty of $174,000.  The Company received approval and paid the fourth quarter interest payment in December 2013.

Other Liabilities:  At December 31, 2013, other liabilities of $20.9 million decreased $2.2 million from December 31, 2012.  This was principally due to a decline of $2.4 million related to unfunded pension plan obligations.

Shareholders’ Equity:  Shareholders’ equity decreased $5.8 million, or 10.8%, in 2013 to $47.8 million primarily due to a $6.0 million increase in accumulated other comprehensive loss due to declines in valuations in the bond markets that negatively impacted the investment portfolio and pension.  Noncontrolling interest declined $3.5 million from $3.8 million at December 31, 2012 to $271,000 at December 31, 2013 due to the Company’s acquisition of an additional 20% interest in CSC and 40% interest of RTL.  See “Item 1 Business” “Royal Bank America” of this Form 10-K for additional information regarding the acquisitions.

The Company has entered into binding commitments with Emerald Advisers, Inc., a group of institutional investors, certain directors and officers of Royal, and other private investors to issue and sell a total of 11,656,666 shares, or $14.0 million in proceeds, of Royal’s Class A common stock in a private placement.  Emerald and the group of institutional investors have each agreed to purchase up to 2,400,000 shares of Class A common stock in the private placement.

All shares issued in the private placement will be sold at a price of $1.20 per share.  Royal’s obligation to issue such shares in the private placement, and the purchasers’ obligation to purchase such shares, is contingent on, among other things (i) Royal receiving approval from the Board of Governors of the Federal Reserve to bid to purchase shares of Royal’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2009 to the United States Department of the Treasury in an auction of such shares to be conducted by the Treasury, and (ii) at least part of Royal’s bid to purchase such shares being accepted in such auction.  The number of shares to be issued in the private placement is subject to adjustment based on the total purchase price of the Series A shares that Royal is successful in purchasing in the auction.  In addition, no purchaser will be obligated to purchase, and Royal will not be obligated to issue shares to any purchaser, if after giving effect to the issuance of such shares such purchaser would own more than 9.9% of the Class A common stock outstanding.  The date of the auction has not been scheduled.

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

Liquidity:  Liquidity is the ability of the financial institution to ensure that adequate funds will be available to meet its financial commitments as they become due.  In managing its liquidity position, the financial institution evaluates all sources of funds, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments, and the repayment of loans.  These sources provide the financial institution with alternatives to meet its short-term liquidity needs.  Longer-term liquidity needs may be met by issuing longer-term deposits and by raising additional capital.

The Company generally targets liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities. At December 31, 2013, liquidity as a percent of deposits was 72% and liquidity as a percent of total liabilities was 56%.  At December 31, 2012, liquidity as a percent of deposits was 48% and liquidity as a percent of total liabilities was 38%.  Management believes that the Company’s liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy.  Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands.  However, any financial institution could have unmet liquidity demands at any time.

Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. The Company has a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, events could arise that may render sources of liquid funds unavailable in the future when required.  The Company’s ALCO meets monthly to monitor liquidity management.

Contractual Obligations and Other Commitments:  The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2013.

	As of December 31, 2013
(In thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
FHLB borrowings	$65,000	$10,000	$20,000	$35,000	$-
Operating leases	6,367	858	1,760	1,679	2,070
PNC Bank	42,881	-	2,881	40,000	-
Benefit obligations	10,612	970	2,002	2,030	5,610
Standby letters of credit	2,679	2,679	-	-	-
Subordinated debt	25,774	-	-	-	25,774
Non-interest bearing deposits	60,473	60,473	-	-	-
Interest bearing deposits	227,646	99,605	128,041	-	-
Time deposits	240,845	117,181	100,945	8,577	14,142
Total	$682,277	$291,766	$255,629	$87,286	$47,596

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2013 and the previous 13 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the office of the Controller of the Currency ("OCC").

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	As of December 31,
	2013	2012

Leverage ratio	9.13%	8.00%
Tier 1 risk based capital ratio	14.34%	13.94%
Total risk based capital ratio	15.61%	15.22%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the years ended December 31,
(In thousands)	2013	2012
RAP net loss	$(139)	$(17,974)
Tax lien adjustment, net of noncontrolling interest	2,844	4,731
U.S. GAAP net income (loss)	$2,705	$(13,243)

	At December 31, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.61%	16.49%	15.22%	16.73%
Tier I capital (to risk-weighted assets)	14.34%	15.22%	13.94%	15.44%
Tier I capital (to average assets, leverage)	9.13%	9.73%	8.00%	8.93%

The tables below reflect the Company’s capital ratios and the Company’s performance ratios:

	As of December 31,
	2013	2012

Leverage ratio	9.79%	9.05%
Tier 1 risk based capital ratio	15.31%	15.62%
Total risk based capital ratio	18.09%	18.46%

Capital performance
Return on average assets	0.28%	(1.91%)
Return on average equity	4.17%	(23.05%)

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for December 31, 2013 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the tables below.

	For the years ended December 31,
(In thousands)	2013	2012
U.S. GAAP net income (loss)	$2,109	$(15,625)
Tax lien adjustment, net of noncontrolling interest	(2,844)	(4,731)
RAP net loss	$(735)	$(20,356)

	At December 31, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under US GAAP	for RAP	under US GAAP	for RAP
Total capital (to risk-weighted assets)	18.09%	17.24%	18.46%	17.01%
Tier I capital (to risk-weighted assets)	15.31%	14.10%	15.62%	13.55%
Tier I capital (to average assets, leverage)	9.79%	8.98%	9.05%	7.79%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At December 31, 2013, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At December 31, 2013, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.  As described in “Regulatory Action” under “Item 1 – Business” in this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% as part of an informal agreement.  Royal Bank met those requirements at December 31, 2013.  See “Note 15 – Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8 of this Report.  Royal Bank met the criteria for a well-capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.

Management Options to Purchase Securities

The 2007 Long-Term Incentive Plan was approved by shareholders at the 2007 Annual Meeting.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock.  As of December 31, 2013, options to purchase 206,072 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant.  The options are exercisable based on the vesting schedule of the specific grant and begin one year after the date of grant.  The options must be exercised within ten years of the grant.  At December 31, 2013, 89,386 of the options that have been granted are outstanding.  The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.

The Company had a non-qualified outside directors’ stock option plan and a non-qualified employee stock option and appreciation right plan.  The ability to grant new options under these two plans expired. At December 31, 2013, 25,670 of the options that have been granted under the outside directors’ stock option plan are outstanding and exercisable and 82,780 of the options that have been granted under employee stock option are outstanding and exercisable.

Loans and Lease Financing Receivables

The Company originates commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2013.  A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.

The Company classifies its leases as finance leases, in accordance to FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company has made loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate dollar amount of these loans was $234,000 and $1.4 million at December 31, 2013 and 2012.  During 2013, there were no new related party loans.  Total payments received on related party loans in 2013 were $1.2 million.

The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2013		2012		2011		2010		2009
Commercial real estate	$148,293	40.5%	$167,115	48.5%	$182,579	44.0%	$194,203	39.0%	$277,234	40.3%
Construction and land development	45,261	12.3%	37,215	10.8%	54,120	13.0%	79,638	16.0%	119,074	17.3%
Commercial and industrial	79,589	21.7%	40,560	11.8%	54,136	13.1%	74,027	14.9%	104,063	15.1%
Multi-family	11,737	3.2%	11,756	3.4%	11,622	2.8%	10,277	2.1%	22,017	3.2%
Residential real estate	25,535	7.0%	24,981	7.3%	26,637	6.4%	29,299	5.9%	48,498	7.1%
Residential real estate-mezzanine	-		-		-	0.0%	-	0.0%	2,480	0.4%
Leases	42,524	11.6%	37,347	10.8%	36,014	8.7%	38,725	7.8%	39,097	5.7%
Tax certificates	12,716	3.5%	24,569	7.1%	48,809	11.8%	70,443	14.1%	73,106	10.6%
Consumer	826	0.2%	1,139	0.3%	949	0.2%	793	0.2%	2,173	0.3%
Total gross loans and leases	$366,481	100%	$344,682	100%	$414,866	100%	$497,405	100%	$687,742	100%
Unearned income*	-		(517)		(623)		(551)		(878)
	$366,481		$344,165		$414,243		$496,854		$686,864
Allowance for loan and lease losses	(13,671)		(17,261)		(16,380)		(21,129)		(30,331)
Total net loans and leases	$352,810		$326,904		$397,863		$475,725		$656,533

*	For the 2013 period net deferred fees were allocated among the various loan types.

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

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CFO, CCO, CLO, CARO, and Chief Accounting Officer (“CAO”) meet as required and provide regular updated reports to the Board of Directors.  Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

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

Credit Quality

The following table presents the principal amounts of non-accrual loans held for investment and other real estate owned:

	As of December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans (1)	$10,157	$21,432	$38,755	$43,162	$73,679
Other real estate owned	9,617	13,435	21,016	29,244	30,317
Total non-performing assets	$19,774	$34,867	$59,771	$72,406	$103,996
Non-performing assets to total assets	2.70%	4.53%	7.08%	7.42%	8.07%
Non-performing loans to total loans	2.77%	6.23%	9.36%	8.69%	10.73%
Allowance for loan loss to non-accrual loans	134.60%	80.54%	42.27%	48.95%	41.17%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for each of the four quarters in 2013 is set forth below:

		1st Quarter Activity
(In thousands)	Balance at January 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at March 31, 2013
Non-accrual loans held for investment
Commercial real estate	$10,345	$-	$(1,631)	$(835)	$-	$7,879
Construction and land development	4,280	-	(418)	(820)	-	3,042
Commercial & industrial	4,961	141	(906)	(173)	-	4,023
Residential real estate	994	-	(462)	-	(100)	432
Leases	251	-	(84)	(10)	-	157
Tax certificates	601	1,955	(3)	(147)	(1,855)	551
Total non-accrual LHFI	$21,432	$2,096	$(3,504)	$(1,985)	$(1,955)	$16,084
Non-accrual loans held for sale
Commercial real estate	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual LHFS	$1,572	$-	$-	$(100)	$-	$1,472
Total non-accrual loans	$23,004	$2,096	$(3,504)	$(2,085)	$(1,955)	$17,556

		2nd Quarter Activity
(In thousands)	Balance at April 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at June 30, 2013
Non-accrual loans held for investment
Commercial real estate	$7,879	$926	$(121)	$-	$-	$8,684
Construction and land development	3,042	-	(287)	-	-	2,755
Commercial & industrial	4,023	44	(364)	(21)	-	3,682
Residential real estate	432	59	-	-	-	491
Leases	157	197	(15)	(99)	-	240
Tax certificates	551	2,362	(39)	(138)	(2,252)	484
Total non-accrual LHFI	$16,084	$3,588	$(826)	$(258)	$(2,252)	$16,336
Non-accrual loans held for sale
Commercial real estate	$1,472	$-	$-	$(53)	$-	$1,419
Total non-accrual LHFS	$1,472	$-	$-	$(53)	$-	$1,419
Total non-accrual loans	$17,556	$3,588	$(826)	$(311)	$(2,252)	$17,755

		3rd Quarter Activity
(In thousands)	Balance at July 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at September 30, 2013
Non-accrual loans held for investment
Commercial real estate	$8,684	$-	$(2,602)	$(605)	$-	$5,477
Construction and land development	2,755	-	(56)	-	-	2,699
Commercial & industrial	3,682	275	(68)	(34)	-	3,855
Residential real estate	491	77	(16)	(32)	-	520
Leases	240	185	-	(40)	-	385
Tax certificates	484	2,399	(5)	(126)	(2,220)	532
Total non-accrual LHFI	$16,336	$2,936	$(2,747)	$(837)	$(2,220)	$13,468
Non-accrual loans held for sale
Commercial real estate	$1,419	$-	$(1,419)	$-	$-	$-
Total non-accrual LHFS	$1,419	$-	$(1,419)	$-	$-	$-
Total non-accrual loans	$17,755	$2,936	$(4,166)	$(837)	$(2,220)	$13,468

		4th Quarter Activity
(In thousands)	Balance at October 1, 2013	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at December 31, 2013
Non-accrual loans held for investment
Commercial real estate	$5,477	$1,643	$(4,551)	$(244)	$-	$2,325
Construction and land development	2,699	-	(49)	-	-	2,650
Commercial & industrial	3,855	-	(71)	(155)	-	3,629
Residential real estate	520	149	(23)	(14)	-	632
Leases	385	315	-	(233)	-	467
Tax certificates	532	2,726	(13)	(167)	(2,624)	454
Total non-accrual LHFI	$13,468	$4,833	$(4,707)	$(813)	$(2,624)	$10,157

*	Charge-offs on LHFI were recorded in the allowance while impairment on LHFS was recorded in other expenses.

Total non-accrual loans at December 31, 2013 were $10.2 million in LHFI.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $12.8 million decline in total non-accrual loans was the result of a $13.2 million reduction in existing non-accrual loan balances through payments or payoffs, $4.0 million in charge-offs and write downs related to impairment, and transfers to OREO of $9.1 million, which collectively were offset by $13.5 million in additions. The majority of the new non-accrual activity and transfers to OREO originated from the tax certificate portfolio.  Commercial, construction and land, and commercial real estate loans represent 36%, 26%, and 23%, respectively, of the total $10.2 million in non-accrual loans at December 31, 2013.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Impaired loans include TDRs. The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as interest income on a cash basis. The Company recognizes interest income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize interest income. If interest had been accrued, such interest income would have been approximately $1.7 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the Company had no loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	As of December 31,
(In thousands)	2013	2012
Impaired LHFI with a valuation allowance	$3,835	$9,405
Impaired LHFI without a valuation allowance	14,671	19,423
Impaired LHFS	-	1,572
Total impaired loans and leases	$18,506	$32,412
Valuation allowance related to impaired LHFI	$886	$2,026

Total cash collected on impaired loans and leases during 2013 and 2012 was $16.1 million and $23.4 million, respectively, of which $15.3 million and $21.1 million was credited to the principal balance outstanding on such loans, respectively.

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At December 31, 2013, the Company had twelve TDRs, of which five are on non-accrual status, with a total carrying value of $12.1 million.  At the time of the modifications, five of the loans were already classified as impaired loans.   At December 31, 2012, the Company had twelve TDRs, of which eight were on non-accrual status, with a total carrying value of $21.1 million.  At the time of the modifications, eight of the loans were already classified as impaired loans.    The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2013.

	As of December 31, 2013
(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	3	$3,847	$-	$3,847
Construction and land development	4	1,257	479	1,736
Commercial & industrial	3	4,420	1,960	6,380
Residential real estate	2	-	121	121
Total	12	$9,524	$2,560	$12,084

The following table presents newly restructured loans that occurred during the year ended December 31, 2013.

	Modifications by type for the year ended December 31, 2013
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$-	$-	$-	$3,705	$3,705	$3,761	$3,761
Commercial & industrial	1	-	-	-	82	82	87	87
Total	3	$-	$-	$-	$3,787	$3,787	$3,848	$3,848

At December 31, 2013, all of the TDRs were in compliance with their restructured terms.

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $9.1 million and $13.3 million at December 31, 2013 and December 31, 2012, respectively. Included in potential problem loans is one relationship with a carrying value of $4.9 million.  While the loan relationship was not delinquent at December 31, 2013, management is concerned about the credit and has been monitoring it closely.

Other Real Estate Owned (“OREO”):

OREO declined $3.8 million from $13.4 million at December 31, 2012 to $9.6 million at December 31, 2013.  During 2013 there was a shift in OREO composition from real estate acquired through, or in lieu of foreclosure in settlement of loans to real estate acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2012 to December 31, 2013.

	For the year ended December 31, 2013
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$11,365	$2,070	$13,435
Net proceeds from sales	(8,869)	(3,910)	(12,779)
Net gain on sales	228	1,199	1,427
Assets acquired on non-accrual loans	100	8,951	9,051
Impairment charge	(1,099)	(418)	(1,517)
Ending balance	$1,725	$7,892	$9,617

At December 31, 2013, OREO was comprised of $7.9 million in tax liens, $769,000 in land, $521,000 in commercial real estate, and a residential condominium project with a fair value of $435,000.  During 2013, the Company sold five separate land parcels and sold residential real estate properties related to five loan relationships. The Company received $6.0 million in net proceeds and recorded a net loss of $194,000 as a result of these sales.  Additionally, the Company sold a commercial real estate property, which was a hotel construction project in Minneapolis, Minnesota in which the Company was a participant. The Company received its pro rata share of net proceeds in the amount of $2.5 million and recorded a net gain of $262,000.  The Company also sold 42 condominiums related to the construction project in Minneapolis, Minnesota. The Company received its pro rata share of net proceeds in the amount of $330,000 and recorded net gains of $160,000.  During 2013, the Company recorded impairment charges of $628,000 on three land properties.  Due to the length of time that these properties have been classified as OREO and the inability to close on prior agreements of sales, the Company decided to a make a steep reduction in the selling prices of these three properties.  In addition the Company recorded impairment charges of $325,000 and $146,000 related to commercial real estate and residential real estate properties due to updated annual appraisals or agreements of sale.

In 2013 as the composition of the OREO assets evolved to properties acquired through the tax lien portfolio, the Company transferred $9.0 million to OREO which represents 84 separate properties.  During 2013, the Company sold 49 of the tax lien properties, received proceeds of $3.9 million, and recorded net gains of $1.2 million as a result of these sales. Additionally, the Company recorded impairment charges of $418,000 in 2013 related to the tax lien properties.  At December 31, 2012, OREO assets acquired through the tax lien portfolio were $2.1 million and were comprised of 30 properties.

The Company is working to satisfactorily sell the remaining OREO properties.  However the Company recognizes that the successful disposition of the properties, specifically the land, will likely take considerable time.

Investment Securities

The following tables present the consolidated amortized cost and approximate fair value at December 31, 2013 and 2012, respectively, for each major category of the Company’s AFS investment securities portfolio.

As of December 31, 2013		Included in AOCL*
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available-for-sale
U.S. government agencies	$68,207	$-	$(6,171)	$62,036
Mortgage-backed securities-residential	32,769	210	(882)	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,887	(1,978)	189,103
Non-agency	4,454	25	-	4,479
Corporate bonds	9,669	25	(256)	9,438
Municipal bonds	7,163	-	(263)	6,900
Common stocks	33	16	-	49
Other securities	3,363	1,405	(143)	4,625
Total available-for-sale investment securities	$313,852	$4,568	$(9,693)	$308,727

As of December 31, 2012		Included in AOCL*
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available-for-sale
U.S. government agencies	$66,371	$151	$(78)	$66,444
Mortgage-backed securities-residential	30,038	518	(47)	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,556	5,031	(611)	233,976
Non-agency	1,007	4	-	1,011
Corporate bonds	7,477	32	(72)	7,437
Municipal bonds	5,645	-	(30)	5,615
Common stocks	33	14	-	47
Other securities	3,752	520	(108)	4,164
Total available-for-sale investment securities	$343,879	$6,270	$(946)	$349,203

*	Accumulated other comprehensive loss

The contractual maturity distribution and weighted average rate of the Company’s AFS debt securities at December 31, 2013 are presented in the following table.  Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2013
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. government agencies	$-	-	$-	-	$24,153	2.00%	$37,883	2.49%	$62,036	2.30%
Mortgage-backed securities-residential	4	3.00%	8,238	3.60%	23,855	2.79%	-	-	32,097	2.99%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	2,291	4.14%	115,163	3.79%	71,649	3.39%	-	-	189,103	3.64%
Non-agency	-	-	4,479	3.32%	-	-	-	-	4,479	3.32%
Corporate bonds	100	1.40%	3,661	2.91%	3,858	2.58%	1,819	4.00%	9,438	2.98%
Municipal bonds	-	-	2,698	3.52%	3,235	4.06%	967	3.50%	6,900	3.76%
Total AFS debt securities	$2,395	3.50%	$134,239	3.83%	$126,750	3.08%	$40,669	2.23%	$304,053	3.25%

The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Non-agency collateralized mortgage obligations may be evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  If the Company intends to sell a security or will be required to sell a security, the OTTI is recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If the Company does not intend to sell a security and it is not more likely than not that the entity will be required to sell a security before the recovery of its amortized cost basis, the OTTI is separated into two amounts, the credit related loss and the loss related to other factors.  The credit related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.

At December 31, 2013 investment securities were $308.7 million with a net unrealized loss of $5.1 million compared to $349.2 million with a net unrealized gain of $5.3 million at December 31, 2012.  The considerable swing to a net unrealized loss was directly impacted by increases of $6.1 million, $1.4 million and $835,000 in the gross unrealized loss on government agency debt securities, CMOs, and MBS, respectively.  These securities carry lower coupons and their market value was negatively impacted by a 72.2% increase in the 10-year Treasury yield from 1.76% at December 31, 2012 to 3.03% at December 31, 2013.  Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.

Deposits

The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2013		2012		2011
(In thousands, except percentages)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits
Non interest bearing	$59,989	-	$55,666	-	$57,241	-
Interest bearing (NOW)	42,576	0.11%	42,305	0.33%	42,488	0.56%
Money market deposits	167,501	0.34%	182,297	0.65%	178,670	0.96%
Savings deposits	17,802	0.21%	17,006	0.39%	15,727	0.55%
Certificate of deposit	239,584	1.41%	275,959	1.64%	327,583	2.11%
Total deposits	$527,452		$573,233		$621,709

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
(In thousands)	2013	2012
Three months or less	$13,598	$23,418
Over three months through twelve months	30,724	34,655
Over twelve months through five years	43,464	22,425
Over five years	4,977	10,735
Total	$92,763	$91,233

Short and Long Term Borrowings

	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Short term borrowings	$10,000	$-	$54,218	$22,000	$114,500
Long term borrowings
Other borrowings	42,881	43,333	43,782	44,230	44,674
Obligations through RE owned via equity invest(1)	-	-	-	-	3,652
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	55,000	65,000	50,000	88,719	95,001
Total borrowings	$133,655	$134,107	$173,774	$180,723	$283,601

(1)	This obligation is consolidated from requirements under ASC Topic 810 of which $0 was guaranteed by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on net interest income and net income.  This model produces an interest rate exposure report that forecasts changes in the economic value of equity (“EVE”) and net interest income under alternative interest rate environments.  This model assumes that the change in interest rates occurs immediately.  The EVE is the difference between the present value of the expected future cash flows from Royal Bank’s existing assets and the present value of the expected future cash flows from Royal Bank’s existing liabilities.  The assumptions used in evaluating the vulnerability of earnings and capital to changes in interest rates are based on management’s considerations of past experience, current position and anticipated future economic conditions.  The interest rate sensitivity of assets and liabilities as well as the estimated effect of changes in interest rates on the EVE and net interest income could vary substantially if different assumptions are used or actual experience differs from what the calculations may be based.

The simulation model indicates that the Company is outside of the Company’s policy limits in all increasing rate scenarios for the EVE but within policy limits for net interest income.  The cause of the policy exceptions is primarily related to extension risk within the Company’s investment portfolio.  In a rising interest rate environment general expectations are for prepayments of principal to slow down which cause the life of the Company’s mortgage-backed and CMO securities to extend.  Management continues to work on changing the mix of interest-earning assets to mitigate this risk.  The calculated estimates of changes in the EVE as of December 31, 2013 and net interest income for 2014 for Royal Bank are as follows:

(In thousands, except percentages)	As of December 31, 2013
Changes in Rates	Economic Value of Equity	Percent of Change	Policy Limits
+ 400 basis points	$25,825	(67.3%)	+/- 45%
+ 300 basis points	38,730	(51.0%)	+/- 35%
+ 200 basis points	53,417	(32.4%)	+/- 25%
+ 100 basis points	66,873	(15.4%)	+/- 15%
Flat rate	79,061	0.0%	N/	A
- 100 basis points	86,480	9.4%	+/- 15%
- 200 basis points	81,905	3.6%	+/- 25%

(In thousands, except percentages)	Net Interest Income for 2014
Changes in Rates	Net Interest Income	Percent of Change	Policy Limits
+ 400 basis points	$18,911	(16.9%)	+/- 40%
+ 300 basis points	20,210	(11.2%)	+/- 30%
+ 200 basis points	21,364	(6.1%)	+/- 20%
+ 100 basis points	22,165	(2.6%)	+/- 10%
Flat rate	22,755	0.0%	N/	A
- 100 basis points	22,257	(2.2%)	+/- 10%
- 200 basis points	21,042	(7.5%)	+/- 20%

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2013, and the difference or “GAP” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At December 31, 2013, the Company is in a liability sensitive position of $19.7 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.

	As of December 31, 2013
(In millions)	0 – 90 days	91 – 365 days	One to five years	Over five years	Non-rate sensitive	Total
Assets (1)
Interest-bearing deposits in banks	$7.7	$-	$-	$-	$9.2	$16.9
Investment securities	13.5	26.4	151.6	122.3	(5.1)	308.7
Loans: (2)
Fixed rate	14.2	37.7	117.9	81.7	(13.5)	238.0
Variable rate	49.2	65.6	-	-	-	114.8
Total loans	63.4	103.3	117.9	81.7	(13.5)	352.8
Other assets (3)	-	21.6	-	-	32.3	53.9
Total Assets	$84.6	$151.3	$269.5	$204.0	$22.9	$732.3
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$60.5	$60.5
Interest bearing deposits	25.0	74.7	128.0	-	-	227.7
Certificate of deposits	36.1	81.1	109.5	14.1	-	240.8
Total deposits	61.1	155.8	237.5	14.1	60.5	529.0
Borrowings (1)	38.7	-	95.0	-	-	133.7
Other liabilities	-	-	-	-	21.8	21.8
Capital	-	-	-	-	47.8	47.8
Total liabilities & capital	$99.8	$155.8	$332.5	$14.1	$130.1	$732.3
Net interest rate GAP	$(15.2)	$(4.5)	$(63.0)	$189.9	$(107.2)
Cumulative interest rate GAP	$(15.2)	$(19.7)	$(82.7)	$107.2
GAP to total assets	(2%)	(1%)
GAP to total equity	(32%)	(9%)
Cumulative GAP to total assets	(2%)	(3%)
Cumulative GAP to total equity	(32%)	(41%)

(1)	Interest earning assets are included in the period in which the balances are expected to be repaid and/or re-priced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	Reflects principal maturing within the specified periods for fixed and re-pricing for variable rate loans; includes non-performing loans.
(3)	Includes FHLB stock.

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

We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Philadelphia, Pennsylvania
March 27, 2014

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2013	2012
	(In thousands, except share data)
Cash and due from banks	$9,154	$10,621
Interest bearing deposits	7,690	18,181
Total cash and cash equivalents	16,844	28,802
Investment securities available-for-sale ("AFS”), at fair value	308,727	349,203
Other investment, at cost	2,250	2,250
Federal Home Loan Bank ("FHLB") stock, at cost	4,204	6,011
Loans and leases held for sale ("LHFS"), at lower of cost or fair market value	1,446	1,572
Loans and leases held for investment ("LHFI")	366,481	344,165
Less allowance for loan and lease losses	13,671	17,261
Net loans and leases	352,810	326,904
Bank owned life insurance	15,124	14,585
Accrued interest receivable	7,054	10,256
Other real estate owned ("OREO"), net	9,617	13,435
Premises and equipment, net	4,475	5,232
Other assets	9,703	11,205
Total assets	$732,254	$769,455
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$60,473	$58,531
Interest bearing	468,491	496,386
Total deposits	528,964	554,917
Short-term borrowings	10,000	-
Long-term borrowings	97,881	108,333
Subordinated debentures	25,774	25,774
Accrued interest payable	965	3,760
Other liabilities	20,865	23,103
Total liabilities	684,449	715,887
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at December 31, 2013 and 2012	29,950	29,396
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 11,469,940 and 11,431,638 at December 31, 2013 and December 31, 2012, respectively	22,940	22,863
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 1,987,142 and 2,020,449 at December 31, 2013 and December 31, 2012, respectively	199	202
Additional paid in capital	127,299	126,287
Accumulated deficit	(120,396)	(121,877)
Accumulated other comprehensive loss	(6,122)	(142)
Treasury stock - at cost, shares of Class A, 453,077 and 498,488 at December 31, 2013 and 2012	(6,336)	(6,971)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	47,534	49,758
Noncontrolling interest	271	3,810
Total shareholders’ equity	47,805	53,568
Total liabilities and shareholders’ equity	$732,254	$769,455

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2013	2012
	(In thousands, except per share data)
Interest income
Loans and leases, including fees	$21,741	$25,266
Investment securities available for sale	5,757	6,677
Deposits in banks	26	38
Total Interest Income	27,524	31,981
Interest expense
Deposits	4,022	5,898
Short-term borrowings	22	309
Long-term borrowings	3,313	3,692
Total Interest Expense	7,357	9,899
Net Interest Income	20,167	22,082
(Credit) provision for loan and lease losses	(872)	5,997
Net Interest Income after (Credit) Provision for Loan and Lease Losses	21,039	16,085
Non-interest income
Gains on sales of premises and equipment	2,524	-
Net gains on sales of other real estate owned	1,427	363
Service charges and fees	1,323	1,218
Gains on sales of loans and leases	686	2,057
Income from bank owned life insurance	539	553
Net gains on the sale of AFS investment securities	158	1,030
Other income	207	747
Total other-than-temporary impairment losses on investment securities	-	(2,359)
Total Non-interest Income	6,864	3,609
Non-interest expense
Salaries and benefits	10,276	11,576
Professional and legal fees	2,954	4,180
OREO expenses and impairment charges	2,785	8,401
Occupancy and equipment	2,281	2,192
Loss contingency	1,750	-
Pennsylvania shares tax	1,123	1,148
FDIC and state assessments	1,038	1,056
Loan collection expenses	557	465
Directors fees	490	401
Restructuring charges	361	-
Impairment of loans held for sale	153	2,002
Department of Justice fine	-	2,000
Other operating expenses	2,562	2,903
Total Non-interest Expense	26,330	36,324
Income (Loss) Before Income Taxes	1,573	(16,630)
Income tax expense	42	-
Net Income (Loss)	$1,531	$(16,630)
Less net loss attributable to noncontrolling interest	(578)	(1,005)
Net Income (Loss) Attributable to Royal Bancshares of Pennsylvania, Inc.	$2,109	$(15,625)
Less Preferred stock Series A accumulated dividend and accretion	$2,075	$2,038
Net Income (Loss) to Common Shareholders	$34	$(17,663)
Net Income (Loss) - basic and diluted	$-	$(1.33)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Loss

	For the years ended December 31,
	2013	2012
(In thousands)
Net income (loss)	$1,531	$(16,630)
Other comprehensive loss, net of tax
Unrealized losses on investment securities:
Unrealized holding losses arising during period	(6,719)	(1,038)
Less adjustment for impaired investments[1]	-	(1,557)
Less reclassification adjustment for gains realized in net income (loss)[2]	104	680
Unrealized losses on investment securities	(6,823)	(161)
Unrecognized benefit obligation expense:
Actuarial gain (loss)	627	(1,092)
Less reclassification adjustment for amortization[3]	(216)	(311)
Other comprehensive loss	(5,980)	(942)
Comprehensive loss	(4,449)	(17,572)
Less net loss attributable to noncontrolling interest	(578)	(1,005)
Comprehensive loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(3,871)	$(16,567)

1Amounts are included in total other-than-temporary impairment on investment securities on the Consolidated Statements of Operations in total noninterest income.
2Amounts are included in net gains on the sale of available for sale investment securities on the Consolidated Statements of Operations in total noninterest income.
3 Amounts are included in salaries and benefits on the Consolidated Statements of Operations in noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	stock	Interest	Equity
Balance January 1, 2012	$28,878	11,362	$22,723	2,081	$208	$126,245	$(105,600)	$800	$(6,971)	$4,815	$71,098
Comprehensive loss
Net loss							(15,625)			(1,005)	(16,630)
Other comprehensive loss, net of reclassifications and taxes								(942)			(942)
Common stock conversion from Class B to Class A		70	140	(61)	(6)		(134)				-
Accretion of discount on preferred stock	518						(518)				-
Stock option expense						42					42
Balance December 31, 2012	$29,396	11,432	$22,863	2,020	$202	$126,287	$(121,877)	$(142)	$(6,971)	$3,810	$53,568
Comprehensive loss
Net income (loss)							2,109			(578)	1,531
Other comprehensive loss, net of reclassifications and taxes								(5,980)			(5,980)
Purchase of subsidiary shares from noncontrolling interest						1,559				(2,409)	(850)
Distributions to noncontrolling interests										(552)	(552)
Common stock conversion from Class B to Class A		38	77	(33)	(3)		(74)				-
Accretion of discount on preferred stock	554						(554)				-
Treasury shares issued for compensation						(569)			635		66
Stock option expense						22					22
Balance December 31, 2013	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income (loss)	$2,109	$(15,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	451	417
Stock compensation expense	22	42
Net amortization of investment securities	4,183	6,423
Net accretion on loans	(382)	(241)
Impairment of AFS investment securities	-	2,359
Net gains on sales of AFS investment securities	(158)	(1,030)
(Credit) provision for loan and lease losses	(872)	5,997
Impairment charge on loans held for sale	153	2,002
Proceeds from sales of loans and leases	3,919	11,052
Gains on sales of loans and leases	(686)	(2,057)
Impairment charge for other real estate owned	1,517	6,741
Net gains on sales of other real estate	(1,427)	(363)
Gains on sales of premises and equipment	(2,524)	-
Income from equity investments	-	(75)
Income from bank owned life insurance	(539)	(553)
Changes in assets and liabilities:
Decrease in accrued interest receivable	3,202	5,207
Decrease in other assets	1,502	3,121
(Decrease) increase in accrued interest payable	(2,795)	310
(Decrease) increase in other liabilities	(2,238)	3,154
Net cash provided by operating activities	5,437	26,881
Cash flows from investing activities
Proceeds from maturities, calls and paydowns of AFS investment securities	94,676	148,112
Proceeds from sales of AFS investment securities	31,046	28,246
Purchase of AFS investment securities	(99,720)	(205,265)
Net redemption of Federal Home Loan Bank stock	1,807	2,463
Net (increase) decrease in loans	(34,408)	52,691
Proceeds from sales of real estate owned	12,779	12,014
Proceeds from sale of premises and equipment	3,267	-
Purchase of premises and equipment	(437)	(255)
Distribution from investments in real estate	-	75
Net cash provided by investing activities	9,010	38,081

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2013	2012
Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	3,397	4,745
(Decrease) increase in money market and savings accounts	(14,560)	(2,262)
Decrease in certificates of deposit	(14,790)	(23,482)
Change in short-term borrowings	10,000	(54,218)
Repayments of long-term borrowings	(50,452)	(449)
Proceeds from long-term borrowings	40,000	15,000
Net cash used in financing activities	(26,405)	(60,666)
Net increase (decrease) in cash and cash equivalents	(11,958)	4,296
Cash and cash equivalents at beginning of period	28,802	24,506
Cash and cash equivalents at end of period	$16,844	$28,802
Supplemental Disclosure
Interest	$10,152	$9,589
Income taxes	$-	$-
Transfers to other real estate owned	$9,051	$10,811

The accompanying notes are an integral part of these consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Captive Insurance Company, Royal Preferred, LLC, and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC. In addition, Royal Bank has a 60% ownership interest in Royal Bank America Leasing, LP.  Royal Bank had a 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  Effective December 31, 2013, Royal Bank agreed to a $1.25 million cash settlement with the former President of CSC and RTL, in which Royal Bank acquired his 40% ownership interest in RTL for $850,000.  The former President also relinquished his 20% ownership interest in CSC to Royal Bank. The combined value of the ownership interests was $2.6 million.  The settlement resulted in a $1.5 million gain for Royal Bank which was recorded as an increase to Additional Paid in Capital within Stockholders Equity.  As part of the cash settlement Royal Bank agreed to pay $400,000 for prior tax distributions. Additionally, the settlement agreement also includes a possible tax payment upon completion of the 2013 Forms K-1.  Effective, December 31, 2013, Royal Bank is an 80% owner of CSC and 100% owner of RTL. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Significant Concentration of Credit Risk

Credit risk is one of the Company’s most significant risks. It is critical for consistent profitability that the Company effectively manages credit risk. Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country.  “Note 3 – Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests.  “Note 4 – Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which the Company engages.  The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business.  The Company has 92% of its investment portfolio in securities issued by government sponsored entities.  The Company’s tax lien portfolio has a geographic concentration in the State of New Jersey.

No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. Over the last few years, the Company had been impacted by deterioration in economic conditions as it pertains to real estate loans.  The Company’s commercial real estate, commercial and construction and development loans comprised 40%, 22% and 12%, respectively, of the loan portfolio.

The Company attempts to mitigate these risks through conservative underwriting policies and procedures which include an analysis of the borrower’s business and industry history, its financial position, as well as that of the business owner.  The Company will also require the borrower to provide current financial information on the operation of the business periodically over the life of the loan.  In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

U.S. GAAP RAP Difference

In connection with a prior bank regulatory examination, the Federal Deposit Insurance Company (“FDIC”) concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2013 and the previous 13 quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 2 - Regulatory Matters and Significant Risks And Uncertainties” and “Note 15 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the office of the Controller of the Currency ("OCC").

Reclassifications

Certain items in the 2012 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net income or net loss for the periods presented herein as a result of the reclassification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Restatement

In the fourth quarter of 2013, the Company recorded an error correction in previously issued financial statements related to net income tax receivables.  The tax receivables were related to amended tax returns for 2005 through 2007, in which the Company carried back losses from 2008 through 2009.  These amended returns were filed during the time period 2008 through 2011. In the fourth quarter of 2013, after an IRS joint committee concluded their review of the amended returns, management determined that the tax receivables would not be realized. The Company recorded a cumulative effect adjustment of $4.8 million to accumulated deficit, a component of the consolidated statement of changes in shareholders' equity, as of January 1, 2012 with the offsetting adjustment recorded to other assets and other liabilities.  There was no effect on net income, net loss, or earnings or loss per basic and diluted shares for the periods presented herein as a result of the restatement.  Below are the consolidated balance sheets and changes in shareholder equity statements that show the previously issued financial statement, the error correction, and the restated balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Royal Bancshares of Pennsylvania, Inc and Subsidiaries
Restatement of the Consolidated Balance Sheet

At December 31, 2012	As Originally Reported	Adjustment	As Restated
	(In thousands)
Assets
Total cash and cash equivalents	$28,802	$-	$28,802
Investment securities AFS, at fair value	349,203	-	349,203
Other investment, at cost	2,250	-	2,250
FHLB stock, at cost	6,011	-	6,011
Loans and leases held for sale	1,572	-	1,572
Loans and leases, net	326,904	-	326,904
Bank owned life insurance	14,585	-	14,585
Accrued interest receivable	10,256	-	10,256
OREO, net	13,435	-	13,435
Premises and equipment, net	5,232	-	5,232
Other assets	15,466	(4,261)	11,205
Total assets	$773,716	$(4,261)	$769,455
Liabilities
Total deposits	$554,917	$-	$554,917
Long-term borrowings	108,333	-	108,333
Subordinated debentures	25,774	-	25,774
Accrued interest payable	3,760	-	3,760
Other liabilities	22,517	586	23,103
Total liabilities	715,301	586	715,887

Shareholders' equity
Preferred stock	29,396	-	29,396
Common stock	23,065	-	23,065
Additional paid in capital	126,287	-	126,287
Accumulated deficit	(117,080)	(4,797)	(121,877)
Accumulated other comprehensive loss	(142)	-	(142)
Treasury stock	(6,971)	-	(6,971)
Noncontrolling interest	3,860	(50)	3,810
Shareholders' equity	58,415	(4,847)	53,568
Total liabilities and shareholders' equity	$773,716	$(4,261)	$769,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Royal Bancshares of Pennsylvania, Inc and Subsidiaries
Restatement of Consolidated Statement of Changes in Shareholders' Equity

At January 1, 2012	As Originally Reported	Adjustment	As Restated
	(In thousands)

Preferred stock	$28,878	$-	$28,878
Class A common stock	22,723	-	22,723
Class B common stock	208	-	208
Additional paid in capital	126,245	-	126,245
Accumulated deficit	(100,803)	(4,797)	(105,600)
Accumulated other comprehensive income	800	-	800
Treasury stock	(6,971)	-	(6,971)
Noncontrolling interest	4,865	(50)	4,815
Total shareholders' equity	$75,945	$(4,847)	$71,098

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income component of shareholders’ equity.  The Company did not hold trading securities nor had securities classified as held to maturity at December 31, 2013 and 2012.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” or under FASB ASC Topic 325, “Investments-Other” when applicable.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

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

Other Investment

This investment includes the Solomon Hess SBA Loan Fund, which the Company invested in to partially satisfy its community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have their investment in the Fund redeemed for the balance of their capital account at any quarter end with a 60-day notice to the Fund.  The investment in this Fund is recorded at cost.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2013 and 2012, FHLB stock totaled $4.2 million and $6.0 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be realized.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2013.

Loans Held for Sale

At December 31, 2013, the Company’s loans held for sale (“LHFS”) were comprised of three loans totaling $1.4 million.  The loans were transferred from loans held for investment (“LHFI”) to LHFS at fair market value using expected net sales proceeds.  At the time of transfer to LHFS, a gain of $429,000 was recorded in non-interest income. Generally any subsequent credit losses on LHFS are recorded as a component of non-interest expense. At December 31, 2012, LHFS were comprised of one $1.6 million non-accrual commercial real estate loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
Loans and Leases

Loans and leases are classified as LHFI when management has the intent and ability to hold the loan or lease for the foreseeable future or until maturity or payoff.  LHFI are stated at their outstanding unpaid principal balances, net of an allowance for loan and leases losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.  The Company’s commercial and real estate loans, including construction and land development loans, are primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2013.

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

For all classes of loans receivable, with the exception of tax certificates, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. When a loan is placed on non-accrual all unpaid interest is reversed from interest income. Interest payments received on impaired nonaccrual loans are normally applied against principal. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.  Generally, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.  Tax certificates have no contractual maturity.  Collection is dependent upon the tax payer’s redemption of the lien, which includes principal interest and fees.

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) a concession is made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  The Company’s policy for TDRs is to recognize interest income on currently performing restructured loans under the accrual method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The specific reserves are determined utilizing standards required under ASC Topic 310.  A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Non-accrual loans and loans restructured under a TDR are evaluated for impairment on an individual basis considering all known relevant factors that may affect loan collectability such as the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of current collateral values (current appraisals or rent rolls for income producing properties), and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Non-accrual loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals or real estate brokers’ opinions (“BPOs”) to establish the fair value of real estate collateral.  Appraised values or BPOs are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. A specific reserve is established for an impaired loan for the amount that the carrying value exceeds its estimated fair value. Once a loan is determined to be impaired it will be deducted from the portfolio balance and the net remaining balance will be used in the general and qualitative analysis.

Based on management’s comprehensive analysis of the loan and lease portfolio, management believes the current level of the allowance is adequate at December 31, 2013.   However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary.  These changes could be based in the credits comprising the portfolio and changes in the financial condition of borrowers, as the result of changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination, which may not be currently available to management.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  Foreclosed real estate properties acquired through the tax certificate portfolio are transferred at the lower of cost or fair value principally due to uncertainty around the fair value of the foreclosed properties.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount recorded at acquisition date or fair value less costs to sell.  Third-party appraisals or agreements of sale are utilized to determine fair value the loan collateral while BPOs, agreements of sale, or in some cases, third-party appraisals are utilized to value properties from the tax certificate portfolio.  Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.  For fair value measurement, OREO is included in level 3 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily using the modified accelerated cost recovery system (“MACRS”) over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.  Expected term includes lease options periods to the extent that the exercise of such options is reasonably assured.

Bank-Owned Life Insurance

Royal Bank has purchased life insurance policies on certain executives.  These policies are reflected on the consolidated balance sheets at their cash surrender value, or the amount that can be realized.  Income from these policies and changes in the cash surrender value are recorded in other income.

Advertising Costs

Advertising costs are expensed as incurred.  The Company’s advertising costs were $209,000 and $127,000 for 2013 and 2012, respectively.

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

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2013 and 2012, no matching contribution was made as a result of a management decision to reduce costs.

Stock Compensation

FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements.  The costs are measured based on the fair value of the equity or liability instruments issued.  ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of ASC Topic 718 is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  ASC Topic 718 permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company recorded compensation expense relating to stock options and restricted stock of $22,000 and $42,000 during 2013 and 2012, respectively.

At December 31, 2013, the Company had a director stock-based plan, an employee stock-based plan, and a long-term incentive compensation plan, which are more fully described in “Note 17 – Stock Compensation Plans” to the Consolidated Financial Statements.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC Topic 740, Income Taxes), which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2013 and 2012.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. The Company is subject to examination by taxing authorities for the years 2006, 2007 and 2009 through 2013.

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

Restrictions on Cash and Amounts Due From Banks

Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank.  At December 31, 2013 and 2012, these reserve balances amounted to $100,000.

2. Recent Accounting Pronouncements

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

In January 2014, FASB issued ASU No. 2014-04 Receivables (Topic 310): Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”).  ASC Topic 310 includes guidance that states that a creditor should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been in substance a repossession or foreclosure by the creditor, that is, the creditor receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. However, the terms in substance a repossession or foreclosure and physical possession are not defined in the accounting literature and there is diversity about when a creditor should derecognize the loan receivable and recognize the real estate property. That diversity has been highlighted by recent extended foreclosure timelines and processes related to residential real estate properties.

The objectives in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in ASU 2014-04 are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted. Early adoption is permitted.  The adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the FDIC and the Pennsylvania Department of Banking (the “Department”). Included in the MOU is the requirement of maintaining a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At December 31, 2013, based on capital levels calculated under RAP, Royal Bank’s leverage and total risk-based capital ratios were 9.13% and 15.61%, respectively.  Please refer to “Note 15 – Regulatory Capital Requirements” to the Consolidated Financial Statements.

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

2013 Net Income

For the five years prior to 2013, the Company had recorded significant losses totaling $118.2 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance.  In addition to reducing the total shareholders’ equity, the accumulated deficit impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  For 2013, the Company recorded net income of $2.1 million compared to a net loss of $15.6 million in 2012. Declines in credit related expenses, provision for loan and lease losses, OTTI on investment securities, salaries and benefits and professional and legal fees of $7.4 million, $6.9 million, $2.4 million, $1.3 million and $1.2 million, respectively, positively impacted 2013 results.  Included in net income for 2013 were $2.5 million in gains on the sale of company owned real estate and an increase of $1.1 million in net gains on the sale of OREO properties.  Partially offsetting these positive items was a $1.9 million decrease in net interest income, a $1.4 million decrease in gains on sales of loans and leases, and an $872,000 decline in gains on sale of investment securities. The Company’s deferred tax valuation allowance amounted to $37.2 million at the end of 2013.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES- Continued

Credit Quality

The financial services and real estate industries were hit particularly hard during the “Great Recession” and as a result the Company’s loan and investment portfolios were directly affected.  The Company’s commercial real estate loans, including construction and land development loans, saw a decline in the collateral values and a reduction in the borrowers’ ability to meet the payment terms of their loans due to reduced cash flow.  Further declines in collateral values and borrowers’ liquidity with sustained unemployment at current levels may lead to additional increases in foreclosures, delinquencies and customer bankruptcies.  The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

The Company has been successful in reducing net classified loans, which includes LHFS, and OREO.  Net classified loans were $32.2 million and $51.8 million at December 31, 2013 and 2012, respectively. The Company had total non-performing loans and recorded charge-offs of $10.2 million and $3.9 million at December 31, 2013, compared to $23.0 million and $6.3 million at December 31, 2012, respectively.  OREO balances were $9.6 million and $13.4 million at December 31, 2013 and 2012, respectively.  The Company’s delinquent loans held for investment (30 to 89 days) amounted to $2.6 million and $4.6 million at December 31, 2013 and 2012, respectively.  No material advances were made on any classified or delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. Other-than-temporary-impairment losses were $0 at December 31, 2013 compared to $2.4 million at December 31, 2012.

Liquidity and Funds Management

Royal Bank previously had limited capacity to borrow additional funds in the event it was needed for liquidity purposes.  However, Royal Bank has continued to maintain liquidity measures that are in excess of the target levels.  During the third quarter of 2013, the FHLB released Royal Bank from the over collateralized delivery requirement of 105% subject to reevaluation on a quarterly basis. Additionally during the fourth quarter of 2013 the FHLB released Royal Bank from loan-level listing status.  As of December 31, 2013, Royal Bank had approximately $190.0 million of available borrowing capacity at the FHLB as a result of the two collateral restrictions being removed.  Royal Bank also has availability to borrow from the Federal Reserve Discount Window, which was approximately $7.2 million at December 31, 2013, and was based on collateral pledged.  Borrowings were $107.9 million and $108.3 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, the liquidity to deposits ratio was 72.2% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 55.8% compared to Royal Bank’s 10% policy target. The Company also has unfunded pension plan obligations of $14.5 million as of December 31, 2013 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued
Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and the interest payments on the $25.8 million in trust preferred securities.  As of December 31, 2013, the Series A Preferred stock dividend in arrears was $7.7 million and has not been recognized in the consolidated financial statements.  The Company believes the decision to suspend the preferred cash dividends will better support the liquidity position of Royal Bank.  During the third quarter of 2013, the Company received approval from the Federal Reserve Bank to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current and is current on the interest payments on the trust preferred securities which included an interest penalty of $174,000.  The Company received approval and paid the fourth quarter interest payment in December 2013.

At December 31, 2013 and 2012, as a result of significant losses within Royal Bank, the Company had an accumulated deficit and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve MOU the Company may not declare or pay any dividends or make interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2013 and the previous 13 quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 15 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and OCC.

Under the MOU, Royal Bank must maintain a minimum Tier 1 leverage ratio and a minimum total risk-based capital ratio of 8% and 12%, respectively. At December 31, 2013, based on capital levels calculated under RAP, Royal Bank’s leverage and total risk-based capital ratios were 9.13% and 15.61%, respectively.

Company Plans and Strategy

During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which has weighed heavily on earnings and was the largest contributing factor to the Company’s losses.  The Company’s strategic plan included improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, and returning to profitability. The Board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the FDIC MOU.  As a result, the Board and management developed a contingency plan to maintain capital ratios at required levels. This strategy also assisted in reducing the level of classified assets by giving management the ability to actively pursue exit strategies on loans and OREO which were at historically high levels.

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

For 2013, the strategic plan evolved into transitioning Royal Bank into a community bank built on a solid commercial revenue and retail delivery foundation.  During the first quarter of 2013, to support the strategic goals, management had announced a set of sweeping initiatives through the Company's "Profitability Improvement Plan" ("PIP") designed to enhance company-wide efficiency, productivity and modernization.  During 2013, the Company realized a 22% reduction in the workforce, which included reorganizing and relocating certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish their objectives.  The Company recorded a restructuring charge of $87,000 related to the reduction in workforce.  The Company also finalized a unique opportunity to reduce employee expenses as eight individuals became employees of a local company that provides servicing of the remaining tax lien and non-performing assets portfolios. Those portfolios continue to diminish per the Company's strategic plan. This outsourcing arrangement enables the Company to focus on the expansion of its core banking products while de-emphasizing legacy non-core activity such as tax liens.

During 2013, pursuant to the real estate rationalization plan under PIP, two branches were consolidated and four Company-owned buildings were sold.  Royal Bank consolidated the leased Henderson Road office between the King of Prussia and Bridgeport offices and consolidated the 15th Street branch office into the Walnut Street branch office, which are both located in Center City Philadelphia.  These branch consolidations had minimal effect on deposit levels. Included in the real estate sales were two buildings that are the sites of the Fairmount and Phoenixville retail branches. In refreshing our retail branch network, these two branches along with a third will be relocated to more attractive, convenient, high-traffic locations within the same markets over the next three to eight months.  Additionally the Villanova branch was relocated in January 2014.

During 2013, the Company launched a completely redesigned website which takes advantage of the latest technologies and trends in web development, including responsive design which reformats content to fit any screen, improving both aesthetics and user experience.  Visitors will also find a renewed emphasis on our most important products and services, including quick links to key revenue driving product lines and our secure home equity application. Complementing the launch of the new website was the debut of our mobile banking solution, TouchBanking.   With the addition to executive management of Lars Eller, as Chief Retail Banking Officer, the Company looks to grow its retail customer base with the deployment of new commercial and consumer solutions, enhancement of product offerings and further development of the retail sales teams.  To support the marketing of these enhancements the Company began refreshing its brand with new advertising through billboards and online and print media.  The expense reductions, revenue growth and planned additional improvements have repositioned the Company in 2013 and for the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale investment securities are summarized as follows:

As of December 31, 2013		Included in AOCL*
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available-for-sale
U.S. government agencies	$68,207	$-	$(6,171)	$62,036
Mortgage-backed securities-residential	32,769	210	(882)	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,887	(1,978)	189,103
Non-agency	4,454	25	-	4,479
Corporate bonds	9,669	25	(256)	9,438
Municipal bonds	7,163	-	(263)	6,900
Common stocks	33	16	-	49
Other securities	3,363	1,405	(143)	4,625
Total available for sale	$313,852	$4,568	$(9,693)	$308,727

As of December 31, 2012		Included in AOCL*
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available-for-sale
U.S. government agencies	$66,371	$151	$(78)	$66,444
Mortgage-backed securities-residential	30,038	518	(47)	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,556	5,031	(611)	233,976
Non-agency	1,007	4	-	1,011
Corporate bonds	7,477	32	(72)	7,437
Municipal bonds	5,645	-	(30)	5,615
Common stocks	33	14	-	47
Other securities	3,752	520	(108)	4,164
Total available for sale	$343,879	$6,270	$(946)	$349,203

*	Accumulated other comprehensive loss

The investment portfolio declined $40.5 million from $349.2 million at December 31, 2012 to $308.7 million at December 31, 2013.  The decline was partially due to the reinvestment of cash flows from principal payments and calls into loans and the $10.4 million change to a net unrealized loss of $5.1 million at December 31, 2013 from a net unrealized gain of $5.3 million at December 31, 2012.

NOTE 3 - INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2013
(In thousands)	Amortized cost	Fair value
Within 1 year	$11,806	$10,257
After 1 but within 5 years	6,432	6,359
After 5 but within 10 years	33,519	31,246
After 10 years	33,282	30,512
Mortgage-backed securities-residential	32,769	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	189,103
Non-agency	4,454	4,479
Total available for sale debt securities	310,456	304,053
No contractual maturity	3,396	4,674
Total available for sale securities	$313,852	$308,727

Proceeds from the sales of investments available for sale during 2013 and 2012 were $31.0 million and $28.2 million, respectively.  The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2013	2012
Gross realized gains	$416	$1,211
Gross realized losses	(258)	(181)
Net realized gains	$158	$1,030

As of December 31, 2013, investment securities with a market value of $70.4 million were pledged as collateral to secure advances with the FHLB.

The Company evaluates securities for OTTI at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Non-agency collateralized mortgage obligations maybe evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” or under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES – Continued

Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security.  If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income (loss).

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

As of December 31, 2013	Less than 12 months			12 months or longer			Total
(In thousands)	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions
Investment securities available for sale
U.S. government agencies	$48,919	$(5,035)	16	$12,267	$(1,136)	5	$61,186	$(6,171)	21
Mortgage-backed securities-residential	18,045	(518)	7	6,276	(364)	2	24,321	(882)	9
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	67,240	(1,446)	21	9,974	(532)	3	77,214	(1,978)	24
Corporate bonds	4,848	(221)	5	965	(35)	1	5,813	(256)	6
Municipal bonds	3,019	(102)	5	3,881	(161)	4	6,900	(263)	9
Other securities	-	-	-	301	(143)	2	301	(143)	2
Total available for sale	$142,071	$(7,322)	54	$33,664	$(2,371)	17	$175,735	$(9,693)	71

As of December 31, 2012	Less than 12 months			12 months or longer			Total
(In thousands)	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions
Investment securities available for sale
U.S. government agencies	$23,818	$(78)	8	$-	$-	-	$23,818	$(78)	8
Mortgage-backed securities-residential	7,280	(47)	2	-	-	-	7,280	(47)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	44,937	(592)	15	3,975	(19)	2	48,912	(611)	17
Corporate bonds	2,165	(13)	2	941	(59)	1	3,106	(72)	3
Municipal bonds	4,597	(21)	5	882	(9)	1	5,479	(30)	6
Other securities	289	(38)	1	255	(70)	1	544	(108)	2
Total available for sale	$83,086	$(789)	33	$6,053	$(157)	5	$89,139	$(946)	38

The AFS portfolio had gross unrealized losses of $9.7 million and $946,000 at December 31, 2013 and 2012, respectively.  The considerable increase in gross unrealized losses was directly impacted by increases of $6.2 million, $1.4 million and $835,000 in gross unrealized losses on government agency debt securities, Agency CMOs, and MBS, respectively.  These securities carry lower coupons and their market value was negatively impacted by a 72% increase in the 10-year Treasury yield from 1.76% at December 31, 2012 to 3.03% at December 31, 2013.  The Company did not record OTTI charges in 2013. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES – Continued

Common stocks:  As of December 31, 2013, the Company had two common stocks of financial institutions with a total fair value of $49,000 and an unrealized gain of $16,000.  During 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which is described below.

U.S. government-sponsored agencies (“US Agencies”):  As of December 31, 2013, the Company had 21 US Agency bonds, which are callable at par, with a fair value of $61.2 million and gross unrealized losses of $5.0 million.  Sixteen of these US Agencies have been in an unrealized loss position for less than twelve months.  The five bonds that have been in an unrealized loss position for more twelve months or longer had a fair market value of $12.3 million and unrealized losses of $1.2 million at December 31, 2013. Management believes that the unrealized loss on these debt securities is a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell the securities before recovery of the cost basis and will not more likely than not be required to sell these securities before recovery of the cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2013.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of December 31, 2013, the Company had nine mortgage-backed securities with a fair value of $24.3 million and gross unrealized losses of $882,000.  Two of the mortgage-backed securities had been in an unrealized loss position of twelve months or longer and the remaining seven mortgage-backed securities have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2013.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of December 31, 2013, the Company had 24 Agency CMOs with a fair value of $77.2 million and gross unrealized losses of $2.0 million. Three of the Agency CMOs had been in an unrealized loss position for twelve months or longer and the remaining 21 Agency CMOs have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2013.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of December 31, 2013, the Company had two non-agency CMOs with a fair value of $4.5 million and a gross unrealized gain of $25,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES – Continued

Corporate bonds:  As of December 31, 2013, the Company had six corporate bonds with a fair value of $5.8 million and gross unrealized losses of $256,000.  One of the corporate bonds had been in an unrealized loss position for more than twelve months and the remaining five bonds have been in an unrealized loss position for less than twelve months.  All six bonds are investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider these bonds to be other-than-temporarily impaired at December 31, 2013.

Municipal bonds:  As of December 31, 2013, the Company had nine municipal bonds with a fair value $6.9 million and an unrealized loss of $263,000.  Five of the municipal bonds have been in an unrealized loss position for less than twelve months and four municipal bonds have been in an unrealized loss position for more twelve months or longer. Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at December 31, 2013.

Other securities:  As of December 31, 2013, the Company had seven investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and its near-term projections.  At December 31, 2013, two of the private equity funds had a combined fair value of $301,000 and an unrealized loss of $143,000.  OTTI charges were recorded in a prior period on these two funds.  Management concluded that there was no additional impairment on these two funds in 2013.  During 2012 the Company recorded impairment charges on two other private equity funds.   The impairment charges included the entire carrying value of one of the private equity funds in the amount of $1.5 million and a credit related impairment charge of $859,000 on another private equity fund.

The Company will continue to monitor all of the above investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other-than-temporary.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at December 31, 2013 and 2012 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(In thousands)	2013	2012
Balance at January 1,	$173	$173
Reductions for securities sold during the period (realized)	(173)	-
Balance at December 31,	$-	$173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES – Continued

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2013	2012
Other securities	$-	$2,359
Total OTTI recognized in earnings	$-	$2,359

During 2012, the Company recorded a total impairment charge to earnings of $2.4 million related to other securities.  Management concluded that these investments were OTTI.

NOTE 4 – LOANS AND LEASES

Major classifications of LHFI are as follows:

	As of December 31,
(In thousands)	2013	2012
Commercial real estate	$148,293	$167,115
Construction and land development	45,261	37,215
Commercial and industrial	79,589	40,560
Multi-family	11,737	11,756
Residential real estate	25,535	24,981
Leases	42,524	37,347
Tax certificates	12,716	24,569
Consumer	826	1,139
	366,481	344,682
Less: Deferred loan fees, net*	-	(517)
Total LHFI, net of unearned income	$366,481	$344,165

*For the 2013 period net deferred fees were allocated among the various loan types.

The Company originates commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2013.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

The Company has originated loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate dollar amount of these loans and commitments was $234,000 and $1.4 million at December 31, 2013 and 2012.  During 2013 there were no new related party loans.  Total payments received on related party loans in 2013 were $1.2 million.

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

The following tables present risk ratings for each loan portfolio segment at December 31, 2013 and 2012, excluding LHFS.

As of December 31, 2013			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$99,525	$32,267	$11,572	$2,604	$2,325	$148,293
Construction and land development	14,677	16,270	11,095	569	2,650	45,261
Commercial & industrial	50,478	10,508	5,735	9,239	3,629	79,589
Multi-family	10,792	410	535	-	-	11,737
Residential real estate	24,903	-	-	-	632	25,535
Leases	41,325	485	247	-	467	42,524
Tax certificates	12,262	-	-	-	454	12,716
Consumer	750	76	-	-	-	826
Total LHFI	$254,712	$60,016	$29,184	$12,412	$10,157	$366,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS AND LEASES – Continued

As of December 31, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Commercial real estate	$64,308	$69,510	$19,529	$3,423	$10,345	$167,115
Construction and land development	2,139	13,872	16,343	581	4,280	37,215
Commercial & industrial	14,764	10,774	92	9,969	4,961	40,560
Multi-family	9,019	2,034	703	-	-	11,756
Residential real estate	15,125	6,634	602	1,626	994	24,981
Leases	36,755	325	16	-	251	37,347
Tax certificates	23,968	-	-	-	601	24,569
Consumer	926	213	-	-	-	1,139
Subtotal LHFI	167,004	103,362	37,285	15,599	21,432	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

The following tables are an aging analysis of past due payments for each loan portfolio segment at December 31, 2013 and 2012, excluding LHFS.

As of December 31, 2013	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$996	$-	$-	$2,325	$144,972	$148,293
Construction and land development	-	-	-	2,650	42,611	45,261
Commercial & industrial	115	49	-	3,629	75,796	79,589
Multi-family	-	-	-	-	11,737	11,737
Residential real estate	458	262	-	632	24,183	25,535
Leases	485	247	-	467	41,325	42,524
Tax certificates	-	-	-	454	12,262	12,716
Consumer	-	-	-	-	826	826
Total LHFI	$2,054	$558	$-	$10,157	$353,712	$366,481

As of December 31, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$1,548	$1,486	$-	$10,345	$153,736	$167,115
Construction and land development	-	-	-	4,280	32,935	37,215
Commercial & industrial	200	-	-	4,961	35,399	40,560
Multi-family	-	-	-	-	11,756	11,756
Residential real estate	562	486	-	994	22,939	24,981
Leases	325	16	-	251	36,755	37,347
Tax certificates	-	-	-	601	23,968	24,569
Consumer	-	-	-	-	1,139	1,139
Subtotal LHFI	2,635	1,988	-	21,432	318,627	344,682
Less: Deferred loan fees						(517)
Total LHFI						$344,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS AND LEASES – Continued

The following table details the composition of the non-accrual loans.

	As of December 31, 2013		As of December 31, 2012
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Commercial real estate	$2,325	$331	$10,345	$835
Construction and land development	2,650	-	4,280	820
Commercial & industrial	3,629	452	4,961	255
Residential real estate	632	19	994	14
Leases	467	60	251	55
Tax certificates	454	24	601	47
Total non-accrual LHFI	$10,157	$886	$21,432	$2,026
Non-accrual loans held for sale
Commercial real estate	$-	$-	$1,572	$-
Total non-accrual LHFS	$-	$-	$1,572	$-
Total non-accrual loans	$10,157	$886	$23,004	$2,026

Total non-accrual loans at December 31, 2013 were $10.2 million in LHFI.  Total non-accrual loans at December 31, 2012 were $23.0 million and were comprised of $21.4 million in LHFI and $1.6 million in LHFS.  The $12.8 million decline in total non-accrual loans was the result of a $13.2 million reduction in existing non-accrual loan balances through payments or payoffs, $4.0 million in charge-offs and write downs related to impairment, and transfers to OREO of $9.1 million, which collectively were offset by $13.5 million in additions. The majority of the new non-accrual activity and transfers to OREO originated from the tax certificate portfolio.  Commercial, construction and land development, and commercial real estate loans represent 36%, 26%, and 23%, respectively, of the total $10.2 million in non-accrual loans at December 31, 2013.  If interest had been accrued, such income would have been approximately $1.7 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the Company had no loans past due 90 days or more on which interest continues to accrue.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Impaired loans include TDRs. The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis. The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.

Total cash collected on impaired loans and leases during 2013 and 2012 was $16.1 million and $23.4 million, respectively, of which $15.3 million and $21.1 million was credited to the principal balance outstanding on such loans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS AND LEASES – Continued

The following is a summary of information pertaining to impaired loans:

	As of December 31,
(In thousands)	2013	2012
Impaired LHFI with a valuation allowance	$3,835	$9,405
Impaired LHFI without a valuation allowance	14,671	19,423
Impaired LHFS	-	1,572
Total impaired loans and leases	$18,506	$30,400
Valuation allowance related to impaired LHFI	$886	$2,026

	For the years ended December 31,
(In thousands)	2013	2012
Average investment in impaired loans and leases	$24,714	$39,412
Interest income recognized on impaired loans and leases	$559	$366
Interest income recognized on a cash basis on impaired loans and leases	$27	$66

Troubled Debt Restructurings

At December 31, 2013, the Company had twelve TDRs, of which five are on non-accrual status, with a total carrying value of $12.1 million.  At the time of the modifications, five of the loans were already classified as impaired loans.   At December 31, 2012, the Company had twelve TDRs, of which eight were on non-accrual status, with a total carrying value of $21.1 million.  At the time of the modifications, eight of the loans were already classified as impaired loans.   The Company’s policy for TDRs is to recognize interest income on currently performing restructured loans under the accrual method.  The TDR balances are included in the impaired loan totals presented above.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2013 and 2012.

	As of December 31, 2013
(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	3	$3,847	$-	$3,847
Construction and land development	4	1,257	479	1,736
Commercial & industrial	3	4,420	1,960	6,380
Residential real estate	2	-	121	121
Total	12	$9,524	$2,560	$12,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS AND LEASES – Continued

	As of December 31, 2012
(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	4	$1,664	$854	$2,518
Construction and land development	4	613	10,063	10,676
Commercial & industrial	2	5,290	2,457	7,747
Residential real estate	2	-	149	149
Total	12	$7,567	$13,523	$21,090

At December 31, 2013, all of the TDRs were in compliance with their restructured terms.

The following table presents newly restructured loans that occurred during the years ended December 31, 2013 and 2012.

	Modifications by type for the year ended December 31, 2013
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$-	$-	$-	$3,705	$3,705	$3,761	$3,761
Commercial & industrial	1	-	-	-	82	82	87	87
Total	3	$-	$-	$-	$3,787	$3,787	$3,848	$3,848

	Modifications by type for the year ended December 31, 2012
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$-	$-	$-	$7,624	$7,624	$9,426	$9,426
Construction and land development	1	-	-	-	282	282	290	290
Commercial & industrial	1	-	-	5,290	-	5,290	5,290	5,290
Total	4	$-	$-	$5,290	$7,906	$13,196	$15,006	$15,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the detail of the allowance and the loan portfolio disaggregated by loan portfolio segment as of December 31, 2013 and 2012.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2013

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(1,684)	(820)	(383)	-	(46)	(382)	(578)	-	-	(3,893)
Recoveries	600	297	17	-	158	29	74	-	-	1,175
(Credit) provision	(2,168)	(148)	1,448	(252)	(737)	468	587	(14)	(56)	(872)
Ending balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671

Ending balance: related to loans individually evaluated for impairment	$331	$-	$452	$-	$19	$60	$24	$-	$-	$886

Ending balance: related to loans collectively evaluated for impairment	$5,167	$2,316	$2,554	$402	$454	$1,163	$531	$15	$183	$12,785

LHFI
Ending balance	$148,293	$45,261	$79,589	$11,737	$25,535	$42,524	$12,716	$826	$-	$366,481

Ending balance: individually evaluated for impairment	$5,325	$3,907	$8,049	$-	$632	$139	$454	$-	$-	$18,506

Ending balance: collectively evaluated for impairment	$142,968	$41,354	$71,540	$11,737	$24,903	$42,385	$12,262	$826	$-	$347,975

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2012

(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$1,311	$425	$20	$307	$16,380
Charge-offs	(1,313)	(2,452)	(586)	(542)	(111)	(465)	(802)	-	-	(6,271)
Recoveries	3	816	67	-	208	32	29	-	-	1,155
Provision (credit)	2,316	2,100	112	665	(187)	230	820	9	(68)	5,997
Ending balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261

Ending balance: related to loans individually evaluated for impairment	$835	$820	$255	$-	$14	$55	$47	$-	$-	$2,026

Ending balance: related to loans collectively evaluated for impairment	$7,915	$2,167	$1,669	$654	$1,084	$1,053	$425	$29	$239	$15,235

LHFI
Ending balance	$167,115	$37,215	$40,560	$11,756	$24,981	$37,347	$24,569	$1,139	$-	$344,682

Ending balance: individually evaluated for impairment	$10,958	$5,943	$10,251	$-	$994	$81	$601	$-	$-	$28,828

Ending balance: collectively evaluated for impairment	$156,157	$31,272	$30,309	$11,756	$23,987	$37,266	$23,968	$1,139	$-	$315,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES – Continued

The following tables detail the impaired LHFI by loan segment.

	As of December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$4,429	$4,158	$-	$7,956	$73
Construction and land development	9,850	3,907	-	3,933	209
Commercial and industrial	6,693	6,491	-	5,960	250
Residential real estate	-	-	-	84	27
Tax certificates	179	115	-	167	-
Total:	$21,151	$14,671	$-	$18,100	$559
With an allowance recorded:
Commercial real estate	$1,435	$1,435	$331	$1,879	$-
Construction and land development	-	-	-	381	-
Commercial and industrial	2,592	1,290	452	2,456	-
Residential real estate	827	631	19	492	-
Leases	139	139	60	106	-
Tax certificates	4,322	340	24	341	-
Total:	$9,315	$3,835	$886	$5,655	$-

	As of December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$10,417	$8,623	$-	$11,163	$78
Construction and land development	6,250	3,464	-	10,059	187
Commercial and industrial	7,790	6,820	-	5,545	73
Multi-family	-	-	-	780	-
Residential real estate	572	516	-	490	21
Tax certificates	-	-	-	583	-
Total:	$25,029	$19,423	$-	$28,620	$359
With an allowance recorded:
Commercial real estate	$4,136	$2,335	$835	$1,526	$-
Construction and land development	6,180	2,479	820	923	-
Commercial and industrial	9,585	3,431	255	682	-
Multi-family	-	-	-	383	-
Residential real estate	685	478	14	714	7
Leases	81	81	55	86	-
Tax certificates	4,408	601	47	288	-
Total:	$25,075	$9,405	$2,026	$4,602	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER REAL ESTATE OWNED

OREO declined $3.8 million from $13.4 million at December 31, 2012 to $9.6 million at December 31, 2013.  During 2013 there was a shift in OREO composition from real estate acquired through, or in lieu of foreclosure in settlement of loans to real estate acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2012 to December 31, 2013.

	For the year ended December 31, 2013
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$11,365	$2,070	$13,435
Net proceeds from sales	(8,869)	(3,910)	(12,779)
Net gain on sales	228	1,199	1,427
Assets acquired on non-accrual loans	100	8,951	9,051
Impairment charge	(1,099)	(418)	(1,517)
Ending balance	$1,725	$7,892	$9,617

At December 31, 2013, OREO was comprised of $7.9 million in tax liens, $769,000 in land, $521,000 in commercial real estate, and a residential condominium project with a fair value of $435,000.  During 2013 the Company sold five separate land parcels and sold residential real estate properties related to five loan relationships. The Company received $6.0 million in net proceeds and recorded a net loss of $194,000 as a result of these sales.  Additionally, the Company sold a commercial real estate property, which was a hotel construction project in Minneapolis, Minnesota in which the Company was a participant. The Company received its pro rata share of net proceeds in the amount of $2.5 million and recorded a net gain of $262,000.  The Company also sold 42 condominiums related to the construction project in Minneapolis, Minnesota. The Company received its pro rata share of net proceeds in the amount of $330,000 and recorded net gains of $160,000.  During 2013 the Company recorded impairment charges of $628,000 on three land properties.  Due to the length of time that these properties have been classified as OREO and the inability to close on prior agreements of sales, the Company decided to a make a steep reduction in the selling prices of these three properties.  In addition the Company recorded impairment charges of $325,000 and $146,000 related to commercial real estate and residential real estate properties due to updated annual appraisals or agreements of sale.

In 2013 as the composition of the OREO assets evolved to properties acquired through the tax lien portfolio, the Company transferred $9.0 million to OREO which represents 84 separate properties.  During 2013, the Company sold 49 of the tax lien properties, received proceeds of $3.9 million, and recorded net gains of $1.2 million as a result of these sales. Additionally, the Company recorded impairment charges of $418,000 in 2013 related to the tax lien properties.  At December 31, 2012, OREO assets acquired through the tax lien portfolio were $2.1 million and were comprised of 30 properties.

The Company is working to satisfactorily sell the remaining OREO properties.  However the Company recognizes that the successful disposition of the properties, specifically the land, will likely take considerable time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PREMISES AND EQUIPMENT

		As of December 31,
(In thousands)	Estimated Useful Lives	2013	2012
Land		$2,200	$2,396
Buildings and leasehold improvements	5 - 39 years	6,225	7,554
Furniture, fixtures and equipment	3 - 7 years	7,006	6,667
		15,431	16,617
Less accumulated depreciation and amortization		(10,956)	(11,385)
Premises and equipment, net		$4,475	$5,232

Depreciation and amortization expense related to premises and equipment was approximately $451,000 and $417,000, for the years ended 2013 and 2012, respectively.  During 2013, pursuant to the real estate rationalization plan under PIP, the Company sold four Company owned properties with a carrying value of $674,000 and recorded $2.5 million in gains on the sales.  See “Note 2 – Regulatory Matters and Significant Risks and Uncertainties” to the Consolidated Financial Statements for additional information on PIP.

NOTE 8 - LEASE COMMITMENTS

The Company leases various premises under operating lease agreements, which expire through 2024 and require minimum annual rentals.  Some of these leases are cancelable.  The approximate minimum rental commitments under the leases are as follows for the year ended December 31, 2013:

As of
(In thousands)	December 31, 2013
2014	$858
2015	874
2016	886
2017	860
2018	818
Thereafter	2,070
Total lease commitments	$6,366

The leases contain options to extend for periods from one to ten years.  The cost of such lease extensions is not included in the above table.  Rental expense for all leases was approximately $785,000 and $795,000 for the years ended December 31, 2013 and 2012, respectively.  Lease expense will increase in 2014 due to the relocations of two retail offices from Company owned real estate to leased real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEPOSITS

Deposits are summarized as follows:

	As of December 31,
(In thousands)	2013	2012
Demand	$60,473	$58,531
NOW	45,375	43,920
Money Market	164,678	179,359
Savings	17,593	17,472
Time deposits (over $100)	92,763	91,233
Time deposits (under $100)	148,082	164,402
Total deposits	$528,964	$554,917

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2013
2014	$117,181
2015	88,948
2016	11,997
2017	5,373
2018	3,204
Thereafter	14,142
Total certificates of deposit	$240,845

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES

1. Advances from the Federal Home Loan Bank

While Royal Bank has a $150 million line of credit with the FHLB, the available borrowing capacity with the FHLB is based on qualified collateral.  During the third quarter, the FHLB released Royal Bank from the over collateralized delivery requirement of 105% subject to reevaluation on a quarterly basis. Additionally during the fourth quarter of 2013 the FHLB released Royal Bank from loan-level listing status.  As of December 31, 2013, Royal Bank had approximately $190.0 million of available borrowing capacity at the FHLB as a result of the two collateral restrictions being removed.  Total advances from the FHLB were $65.0 million at December 31, 2013 and 2012.  The FHLB advances had a weighted average interest rate of 1.19%.   The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities.  As of December 31, 2013, investment securities with a market value of $70.4 million were pledged as collateral to the FHLB.  The average balance of advances with the FHLB during 2013 was $64.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES – Continued

At December 31, 2012, advances from FHLB totaled $65.0 million with maturities within five years.  These advances had a weighted average interest rate of 2.35%.   The average balance of advances with the FHLB during 2012 was $80.1 million.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of December 31,
(Dollars in thousands)	2013		2012
	Amount	Rate	Amount	Rate
Advances maturing in
2013	$-	-	$50,000	2.64%
2014	10,000	0.24%
2015	10,000	0.71%	-	-
2016	10,000	1.11%	-	-
2017	25,000	1.46%	15,000	1.39%
2018	10,000	2.01%
Total FHLB borrowings	$65,000		$65,000

2. Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at December 31, 2013 in the amount of $2.9 million with a maturity date of August 25, 2016.  The note payable balance at December 31, 2012 was $3.3 million.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2013 and 2012 was 0.32% and 0.36%, respectively.

At December 31, 2013 and 2012, the Company had other borrowings of $40.0 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgaged-backed securities.  These borrowings have a weighted average interest rate of 3.65%.  As of December 31, 2013, investment securities with a market value of $49.7 million were pledged as collateral to secure all borrowings with PNC.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.39% at December 31, 2013, and reset quarterly at 3-month LIBOR plus 2.15%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES – Continued

On August 13, 2009, the Company’s Board suspended the interest payments on the trust preferred securities.  Under the Federal Reserve MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  During the third quarter of 2013, the Company received approval from the Federal Reserve Bank to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current on the trust preferred interest payments which included an interest penalty of $174,000.  The Company received approval and paid the fourth quarter interest payment in December 2013.

NOTE 11 - INCOME TAXES

The components of income tax expense are stated below:

	For the years ended December 31,
(In thousands)	2013	2012
Income tax expense
Current	$42	$-
Deferred	-	-
Income tax expense	$42	$-

The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 34% in 2013 and 2012 is as follows:

	For the years ended December 31,
(In thousands)	2013	2012
Computed tax expense (benefit) at statutory rate	$731	$(5,313)
Tax-exempt income	(22)	(42)
Department of Justice fine	-	680
Nondeductible expense	21	29
Bank owned life insurance	(183)	(188)
Adjustment to prior year items	1,933	-
(Decrease) increase in valuation allowance	(2,438)	4,834
Applicable income tax expense	$42	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES – Continued

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2013	2012
Deferred tax assets
Allowance for loan and lease losses	$4,648	$5,863
Net operating loss carry forward	18,908	21,988
Asset valuation reserves	34	79
Escrow settlement reserves	561	-
Security writedowns	2,193	1,429
OREO writedowns	1,490	4,475
Investment in partnerships	1,805	34
Pension obligations	4,926	5,745
Unrealized losses on debt securities	2,171	-
Accrued stock-based compensation	143	804
Non-accrual interest	134	277
Capital loss carryovers	2,892	1,550
Charitable contribution carryovers	14	11
Other	77	139
Deferred tax assets before valuation allowance	39,996	42,394
Less valuation allowance	(37,159)	(39,597)
Total deferred tax assets	2,837	2,797
Deferred tax liabilities
Penalties on delinquent tax certificates	39	224
Unrealized gains on AFS debt investment securities	-	1,665
Unrealized gains on AFS equity securities	429	145
Prepaid deductions	190	285
Other	8	64
Total deferred tax liabilities	666	2,383
Net deferred tax assets, included in other assets	$2,171	$414

As of December 31, 2013 the Company had net operating income tax loss carryforwards of approximately $51.6 million which are available to be carried forward to future tax years.  These loss carryforwards will expire in varying amounts beginning in 2030 and ending in 2033 if not utilized.

The Company has approximately $4.0 million available to be utilized as of December 31, 2013 related to net operating loss carryovers from the acquisition of Knoblauch State Bank.  The ability to utilize these carryovers will expire in 2015.  The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.

As of December 31, 2013, the Company has capital loss carryforwards of approximately $8.5 million which will begin to expire as of December 31, 2014 if not utilized. The company also has charitable contribution carryovers of $42,000 that will begin to expire as of December 31, 2014 if not utilized. The company also has general business tax credit carryovers of $1,000 that will begin to expire as of December 31, 2030 if not utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES – Continued

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The deferred tax assets, net of valuation allowances, totaled $2.2 million and $414,000 at December 31, 2013 and 2012, respectively.  Management evaluated the deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans and ongoing tax planning strategies.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.  The Company did not establish a valuation allowance for the deferred tax asset amount of $2.2 million as of December 31, 2013.  The $2.2 million net deferred tax asset as of December 31, 2013 relates to the portion attributable to unrealized losses on AFS debt securities recorded through accumulated other comprehensive loss since they do not require a source of future taxable income for realization. Management believes this deferred tax related to AFS debt securities is recoverable because the Company has the intent and ability to hold these securities until recovery of the amortized cost basis or the increase in value up to its amortized cost over the life.  Management believes that these unrealized losses will reverse over time.

As of December 31, 2013, the Company was in a cumulative book loss position for the three-year period ended December 31, 2013.  For purposes of establishing a deferred tax asset valuation allowance, this cumulative book loss position is considered significant objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future.  The cumulative book loss position was caused by the negative impact on results from the banking operations, investment impairments and loan and lease losses over the past three years.

As of December 31, 2013, and 2012, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations.  As a result, the Company has recorded a cumulative non-cash charge of $37.2 million in the consolidated statements of operations that began in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future.

The Company is subject to income taxes in the U. S. and various state and local jurisdictions.  As of December 31, 2013, tax years 2006 through 2007 and 2009 through 2013 are subject to examination by various taxing authorities.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company adopted new authoritative accounting guidance issued under FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007, and had no material unrecognized tax benefits (UTB) or accrued interest and penalties as of December 31, 2013. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2013 no significant changes to UTB are projected, however, tax audit examinations are possible.

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

The contract amounts are as follows:

	As of December 31,
(In thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$21,182	$20,515
Commitments to extend credit	200	24,030
Standby letters of credit and financial guarantees written	2,679	1,199

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Most guarantees extend for one year and expire in decreasing amounts through August 2016.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments is approximately 75%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LEGAL CONTINGENCIES

Royal Bank had a 60% equity interest in each of CSC and RTL.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey (“Court”) upon application of the Antitrust Division of the United States DOJ.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of conspiring to rig bids at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  On September 26, 2012, as a result of the former President’s guilty plea and pursuant to a plea agreement with the DOJ, CSC entered a guilty plea in the United States District Court for the District of New Jersey to one count of conspiracy to commit bid-rigging at certain auctions for tax liens in New Jersey.  Under the terms of the Court accepted plea agreement, the DOJ agreed not to bring further criminal charges against CSC and not to bring criminal charges against RTL, or any current or former director, officer, or employee of CSC and/or RTL, for any act or offense committed prior to the date of the plea agreement that was in furtherance of any agreement to rig bids at municipal tax lien sales or auctions in the State of New Jersey. The former President of CSC and RTL and any person who bid at any time at a tax lien auction on behalf of CSC and/or RTL are excluded from this non-prosecution protection.  At the sentencing hearing held in December 2012, the sentencing judge agreed with the DOJ’s recommendation and imposed a $2.0 million fine for CSC.  After adjusting for the noncontrolling interest, the Company’s 60% share of the fine amounted to $1.2 million.

In 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations which alleged a conspiracy to rig bids in municipal tax lien auctions.   On June 12, 2012, the Court entered an Order consolidating for pretrial purposes the actions with all subsequently filed or transferred related actions, collectively referred to as In re New Jersey Tax Sale Certificates Antitrust Litigation.  On October 22, 2012, the Court appointed two law firms as interim class counsel and another law firm as liaison class counsel and further ordered appointed counsel to a master complaint for the consolidated action.  On December 21, 2012, plaintiffs filed a Consolidated Master Class Action Complaint (the “Complaint”) against numerous defendants, including the former President of CSC and RTL, Royal Bancshares of Pennsylvania, Inc., Royal Bank America, CSC and RTL.  The Company filed a motion to dismiss the Complaint on March 8, 2013, which is currently pending before the Court.

During the second quarter of 2013, the Company accrued a loss contingency of $1.65 million for a potential settlement with the plaintiffs. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis.  Subsequently, the Company, Royal Bank, CSC, and RTL reached a settlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LEGAL CONTINGENCIES – Continued

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

NOTE 14 – SHAREHOLDERS’ EQUITY

1.  Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum commencing in February 2014.  The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  The Company’s utilized the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity while also balancing the goal to remain well-capitalized.

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

3.  Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends to the Company by Royal Bank.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.  At December 31, 2013, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SHAREHOLDERS’ EQUITY - Continued

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  As of December 31, 2013, the Series A Preferred stock dividend in arrears was $7.7 million and has not been recognized in the consolidated financial statements. In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios.  Under the Federal Reserve MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.

4.  Change in Noncontrolling Interest

As mentioned in “Note 1 – Summary of Significant Accounting Policies” and “Note 13 - Legal Contingencies” to the Consolidated Financial Statements, Royal Bank had a 60% ownership interest in CSC and RTL.  Effective December 31, 2013, Royal Bank agreed to a $1.25 million cash settlement with the former President of CSC and RTL, in which Royal Bank acquired his 40% ownership interest in RTL for $850,000.  The former President also relinquished his 20% ownership interest in CSC to Royal Bank. The combined value of the ownership interests was $2.6 million.  The settlement resulted in a $1.5 million gain for Royal Bank which was recorded as an increase to Additional Paid in Capital within Stockholders Equity.  As part of the cash settlement Royal Bank agreed to pay $400,000 for prior tax distributions. Additionally, the settlement agreement also includes a possible tax payment upon completion of the 2013 Forms K-1.  Effective, December 31, 2013, Royal Bank is an 80% owner of CSC and 100% owner of RTL.

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of December 31, 2013, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2013 and the previous 13 quarters in accordance with U.S. GAAP.  However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS - Continued

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2013	$71,417	15.61%	$36,590	8.00%	$45,737	10.00%
At December 31, 2012	$67,338	15.22%	$35,386	8.00%	$44,233	10.00%
Tier I capital (to risk-weighted assets)
At December 31, 2013	$65,602	14.34%	$18,295	4.00%	$27,442	6.00%
At December 31, 2012	$61,664	13.94%	$17,693	4.00%	$26,540	6.00%
Tier I capital (to average assets, leverage)
At December 31, 2013	$65,602	9.13%	$28,739	4.00%	$35,924	5.00%
At December 31, 2012	$61,664	8.00%	$30,842	4.00%	$38,552	5.00%
The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the years ended December 31,
(In thousands)	2013	2012
RAP net loss	$(139)	$(17,974)
Tax lien adjustment, net of noncontrolling interest	2,844	4,731
U.S. GAAP net income (loss)	$2,705	$(13,243)

	At December 31, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.61%	16.49%	15.22%	16.73%
Tier I capital (to risk-weighted assets)	14.34%	15.22%	13.94%	15.44%
Tier I capital (to average assets, leverage)	9.13%	9.73%	8.00%	8.93%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS - Continued

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2013	$84,384	18.09%	$37,315	8.00%	N/A	N/A
At December 31, 2012	$84,073	18.46%	$36,429	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At December 31, 2013	$71,432	15.31%	$18,658	4.00%	N/A	N/A
At December 31, 2012	$71,138	15.62%	$18,214	4.00%	N/A	N/A
Tier I Capital (to average assets, leverage)
At December 31, 2013	$71,432	9.79%	$29,178	4.00%	N/A	N/A
At December 31, 2012	$71,138	9.05%	$31,443	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2013 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the tables below.

	For the years ended December 31,
(In thousands)	2013	2012
U.S. GAAP net income (loss)	$2,109	$(15,625)
Tax lien adjustment, net of noncontrolling interest	(2,844)	(4,731)
RAP net loss	$(735)	$(20,356)

	At December 31, 2013		At December 31, 2012
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.09%	17.24%	18.46%	17.01%
Tier I capital (to risk-weighted assets)	15.31%	14.10%	15.62%	13.55%
Tier I capital (to average assets, leverage)	9.79%	8.98%	9.05%	7.79%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - PENSION PLANS

The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.  The Company accounts for its pension in accordance with FASB ASC Topic 715 “Compensation-Retirement Benefits” (“ASC Topic 715”).  ASC Topic 715 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to AOCI.  ASC Topic 715 requires the determination of the fair values of plans assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of AOCI.  These amounts will be subsequently recognized as components of net periodic benefits cost.  Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of AOCI.  Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	For the years ended December 31,
(In thousands)	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$16,897	$14,942
Service cost	81	272
Interest cost	623	584
Benefits paid	(981)	(556)
Actuarial (gain) loss	(2,132)	1,655
Benefits obligation at end of year	$14,488	$16,897
Unrecognized prior service cost	179	269
Unrecognized actuarial loss	2,750	5,119
	$2,929	$5,388

The accumulated benefit obligation at December 31, 2013 and 2012 was $14.5 million and $16.6 million, respectively.

The table below reflects the assumptions used to determine the benefit obligations:

	As of December 31,
	2013	2012
Discount rate	4.37%	3.25%
Rate of compensation increase	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - PENSION PLANS – Continued

The table below reflects the assumptions used to determine the net periodic pension cost:

	For the years ended December 31,
	2013	2012
Discount rate	4.37%	4.00%
Rate of compensation increase	4.00%	4.00%

Net pension cost included the following components:

	For the years ended December 31,
(In thousands)	2013	2012
Service cost	$81	$272
Interest cost	623	584
Amortization prior service cost	90	90
Amortization net actuarial loss	238	381
Net periodic benefit cost	$1,032	$1,327

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2013
Non-Qualified
(In thousands)	Pension Plans
2014	$970
2015	987
2016	1,015
2017	1,015
2018	1,015
Next five years thereafter	5,610

Benefit payments are expected to be made from insurance policies owned by the Company.  The cash surrender value for these policies was approximately $3.4 million and $3.3 million as of December 31, 2013 and 2012, respectively.

Defined Contribution Plan

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching dollar for dollar of any contribution up to 5%, which is subject to a $2,500 per employee annual limit.  During 2013 and 2012, no matching contribution was made as a result of a management decision to reduce costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK COMPENSATION PLANS

The Company recognized compensation expense for stock options in the amounts of $22,000 and $42,000 for December 31, 2013 and 2012, respectively.   The Company granted 15,000 options to purchase common stock in 2013.  The Company did not grant any options to purchase common stock in 2012.

1.  Outside Directors’ Stock Option Plan

The Company had a non-qualified outside Directors’ Stock Option Plan (the “Directors’ Plan”) which expired in 2006.  At December 31, 2013 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

A summary of the Directors’ Plan activity is presented below:

	2013				2012
		Weighted	Weighted	(1)		Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	58,306	$21.15	1.2		68,620	$20.66
Exercised	-	-			-	-
Forfeited	(24,286)	21.24			-	-
Expired	(8,350)	18.27			(10,314)	17.91
Options outstanding at the end of the year	25,670	$22.00	1.5	$-	58,306	$21.15
Options exercisable at the end of the year	25,670	$22.00	1.5	$-	58,306	$21.15

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2013.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2013.

Information pertaining to options outstanding at December 31, 2013 is as follows:

	Options outstanding and exercisable
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$21.00 - $23.00	25,670	$22.00	1.5
	25,670	$22.00	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK COMPENSATION PLANS - Continued

2.  Employee Stock Option and Appreciation Right Plan

The Company had a Stock Option and Appreciation Right Plan (the “Plan”) which expired in 2006.  At December 31, 2013 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

A summary of the Plan activity is presented below:

	2013				2012
		Weighted	Weighted	(1)		Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	217,561	$21.50	1.3		335,919	$21.01
Exercised	-	-			-	-
Forfeited	(119,137)	21.53			(74,569)	21.42
Expired	(15,644)	18.27			(43,789)	17.91
Options outstanding at the end of the year	82,780	$22.06	1.1	$-	217,561	$21.50
Options exercisable at the end of the year	82,780	$22.06	1.1	$-	217,561	$21.50

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2013.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2013.

Information pertaining to options outstanding at December 31, 2013 is as follows:

	Options outstanding and exercisable
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$21.00 - $23.00	82,780	$22.06	1.1
	82,780	$22.06	1.1

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

As of December 31, 2012, 187,390 shares from the unrestricted plan have been granted. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable based on the grant’s vesting schedule beginning one year after the date of grant and must be exercised within ten years of the grant date.  Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK COMPENSATION PLANS - Continued

A summary of the status of the unrestricted portion of the Plan is presented below:

	2013				2012
		Weighted	Weighted	(1)		Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	86,226	$9.22	5.4		116,440	$9.73
Granted	15,000	1.36			-	-
Exercised	-	-			-	-
Forfeited	(11,840)	8.83			(30,214)	11.19
Expired	-	-			-	-
Options outstanding at the end of the year	89,386	$7.95	4.9	$-	86,226	$9.22
Options exercisable at the end of the year	74,386	$9.28	4.0	$-	75,706	$9.88

Weighted-average fair value of options granted during the year		$0.98		$-		$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2013.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2013.

Information pertaining to options outstanding at December 31, 2013 is as follows:

	Options issued and outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$1.36	15,000	$1.36	9.3	-	$-
$4.50	51,550	4.50	4.3	51,550	4.50
$20.08	22,836	20.08	3.3	22,836	20.08
	89,386	$7.95	4.9	74,386	$9.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK COMPENSATION PLANS – Continued

The following table provides detail for non-vested shares under the Long-Term Incentive Plan as of December 31, 2013:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2012	10,520	$4.50
Granted	15,000	1.36
Forfeited	(1,590)	4.50
Vested	(8,930)	4.50
Non-vested options December 31, 2013	15,000	$1.36

Under the aforementioned Long-Term Incentive Plan, approved by shareholders in May 2007, the Company is authorized to grant share-based incentive compensation awards for corporate performance to employees.  These awards may be granted in form of shares of the Company’s common stock, performance-restricted restricted stock.

The vesting of awards is contingent upon meeting certain return on asset and return on equity goals.  The awards are not permitted to be transferred during the restricted time period from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied.  Awards are also forfeited if the employee terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement age.  Vested awards are converted to shares of the Company’s common stock at the end of the restricted time period.  The fair market value of each employee based award is estimated based on the fair market value of the Company’s common stock on the date of the grant and probable performance goals to be achieved and estimated forfeitures.  If such goals are not met then no compensation cost would be recognized and any recognized compensation cost would be reversed.  There were no shares of restricted stock outstanding at December 31, 2013.

NOTE 18 - EARNINGS PER COMMON SHARE (“EPS”)

Basic and diluted EPS are calculated as follows:

	For the year ended December 31, 2013
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$34	13,279	$0.00

At December 31, 2013, 197,836 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price.  Additionally 30,407 warrants were also anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - EARNINGS PER COMMON SHARE (“EPS”) – Continued

	For the year ended December 31, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(17,663)	13,257	$(1.33)

At December 31, 2012, 362,093 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.  Additionally 30,407 warrants were also anti-dilutive.

NOTE 19 – COMPREHENSIVE LOSS

ASC Topic 220 requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income (loss).

The components of other comprehensive (loss) income and the related tax effects for December 31, 2013 and 2012 are as follows:

	For the year ended December 31, 2013
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(10,291)	$(3,572)	$(6,719)
Less reclassification adjustment for gains realized in net income	158	54	104
Unrealized losses on investment securities	(10,449)	(3,626)	(6,823)
Unrecognized benefit obligation expense:
Actuarial gain	950	323	627
Less reclassification adjustment for amortization	(328)	(112)	(216)
	1,278	435	843
Other comprehensive loss, net	$(9,171)	$(3,191)	$(5,980)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMPREHENSIVE LOSS – Continued

	For the year ended December 31, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(1,573)	$(535)	$(1,038)
Less adjustment for impaired investments	(2,359)	(802)	(1,557)
Less reclassification adjustment for gains realized in net loss	1,030	350	680
Unrealized losses on investment securities	(244)	(83)	(161)
Unrecognized benefit obligation expense:
Actuarial loss	(1,655)	(563)	(1,092)
Less reclassification adjustment for amortization	(471)	(160)	(311)
	(1,184)	(403)	(781)
Other comprehensive loss, net	$(1,428)	$(486)	$(942)

The other components of accumulated other comprehensive loss included in shareholders’ equity at December 31, 2013 and 2012 are as follows:

	As of December 31,
(In thousands)	2013	2012
Unrecognized benefit obligation	$(2,929)	$(3,556)
Unrealized gains on AFS investments	(3,193)	3,414
Accumulated other comprehensive loss	$(6,122)	$(142)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and twelve months ended December 31, 2013 and 2012.

Items Measured on a Recurring Basis

The Company’s available for sale investment securities are recorded at fair value on a recurring basis.

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include common stocks.

Level 2 securities include obligations of U.S. government-sponsored agencies, debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The prices were obtained from third party vendors. This category generally includes the Company’mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate and municipal bonds.

Level 3 securities include investments in seven private equity funds which are predominantly invested in real estate.  The value of the private equity funds are derived from the funds’ financials and K-1 filings.  The Company also reviews the funds’ asset values and its near-term projections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

As of December 31, 2013	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
U.S. government agencies	$-	$62,036	$-	$62,036
Mortgage-backed securities-residential	-	32,097	-	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	189,103	-	189,103
Non-agency	-	4,479	-	4,479
Corporate bonds	-	9,438	-	9,438
Municipal bonds	-	6,900	-	6,900
Other securities	-	-	4,625	4,625
Common stocks	49	-	-	49
Total available for sale	$49	$304,053	$4,625	$308,727

As of December 31, 2012	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
U.S. government agencies	$-	$66,444	$-	$66,444
Mortgage-backed securities-residential	-	30,509	-	30,509
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	233,976	-	233,976
Non-agency	-	1,011	-	1,011
Corporate bonds	-	7,437	-	7,437
Municipal bonds	-	5,615	-	5,615
Other securities	-	-	4,164	4,164
Common stocks	47	-	-	47
Total available for sale	$47	$344,992	$4,164	$349,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the years ended December 31, 2013 and 2012:

(In thousands)	Other
Investment Securities Available for Sale	securities

Beginning balance January 1, 2013	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	94
Included in other comprehensive income	850
Purchases	70
Sales and calls	(553)
Transfers in and/or out of Level 3	-
Ending balance December 31, 2013	$4,625

	Trust
(In thousands)	preferred	Other
Investment Securities Available for Sale	securities	securities	Total

Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	126	(1,817)	(1,691)
Included in other comprehensive income	(1,938)	79	(1,859)
Purchases	-	788	788
Sales and calls	(10,773)	(1,804)	(12,577)
Amortization of premium	(18)	-	(18)
Transfers in and/or out of Level 3	-	-	-
Ending balance December 31, 2012	$-	$4,164	$4,164

Items Measured on a Nonrecurring Basis

Non-accrual loans and TDRs are evaluated for impairment on an individual basis under FASB ASC Topic 310 “Receivables”.  The impairment analysis includes current collateral values, known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending.  When the collateral value or discounted cash flows less costs to sell is less than the carrying value of the loan a specific reserve (valuation allowance) is established. Loans held for sale are carried at the lower of cost or fair value. OREO is carried at the lower of cost or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the real estate.  Additionally, for collateral acquired from tax liens, fair value may be established using brokers opinions due to their lower carrying value.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

As of December 31, 2013	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$4,073	$4,073
Other real estate owned	-	-	9,182	9,182
Loans and leases held for sale	-	-	1,446	1,446

As of December 31, 2012	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$9,180	$9,180
Other real estate owned	-	-	7,632	7,632
Loans and leases held for sale	-	-	1,572	1,572

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2013		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$4,073	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -25.0% (-2.0%)
			Liquidation expenses	0.0% to -23.2% (-6.7%)

		Salvageable value of		0.0%
		collateral (2)

Other real estate owned	9,182	Appraisal of collateral (1)	Appraisal adjustments	0.0% to -62.5% (-11.2%)
		Sales prices	Liquidation expenses	-2.8% to -6.8% (-5.0%)

Loans and leases held for sale	1,446	Sales prices (3)

(1)	Appraisals or brokers opinions of collateral values may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses. Fair value may also be based on negotiated settlements with the borrower.

(2)	Leases are measured using the salvageable value of the collateral.

(3)	Fair value was based on agreement with specific buyer.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and 2012. The tables below indicate the fair value of the Company’s financial instruments at December 31, 2013 and 2012.  The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

Long-term debt (carried at cost):

Fair values of FHLB advances and other long-term borrowings are estimated using discounted cash flow analysis, based on current rates for FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

			Fair Value Measurements
			At December 31, 2013
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$16,844	$16,844	$16,844	$-	$-
AFS investment securities	308,727	308,727	49	304,053	4,625
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	4,204	4,204	-	-	4,204
Loans held for sale	1,446	1,446	-	-	1,446
Loans, net	352,810	349,336	-	-	349,336
Accrued interest receivable	7,054	7,054	-	7,054	-

Financial Liabilities:
Demand deposits	60,473	60,473	-	60,473	-
NOW and money markets	210,053	210,053	-	210,053	-
Savings	17,593	17,593	-	17,593	-
Time deposits	240,845	239,102	-	239,102	-
Short-term borrowings	10,000	10,000	10,000	-	-
Long-term borrowings	97,881	94,896	-	94,896	-
Subordinated debt	25,774	26,000	-	26,000	-
Accrued interest payable	965	965	-	965	-

			Fair Value Measurements
			At December 31, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,802	$28,802	$28,802	$-	$-
AFS investment securities	349,203	349,203	47	344,992	4,164
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	6,011	6,011	-	-	6,011
Loans held for sale	1,572	1,572	-	-	1,572
Loans, net	326,904	330,260	-	-	330,260
Accrued interest receivable	10,256	10,256	-	10,256	-

Financial Liabilities:
Demand deposits	58,531	58,531	-	58,531	-
NOW and money markets	223,279	223,279	-	223,279	-
Savings	17,472	17,472	-	17,472	-
Time deposits	255,635	251,532	-	251,532	-
Long-term borrowings	108,333	102,824	-	102,824	-
Subordinated debt	25,774	23,837	-	23,837	-
Accrued interest payable	3,760	3,760	-	3,760	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer (“CEO”) and the Chief Administrative and Risk Officer (“CARO”). The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.

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

Selected segment information and reconciliations to consolidated financial information are as follows:

(In thousands)	Community	Tax Lien
December 31, 2013	Banking	Operation	Consolidated

Total assets	$707,022	$26,228	$733,250
Total deposits	528,964	-	528,964

Interest income	$25,097	$2,427	$27,524
Interest expense	5,899	1,458	7,357
Net interest income	19,198	969	20,167
(Credit) provision for loan and lease losses	(1,459)	587	(872)
Total non-interest income	5,476	1,388	6,864
Total non-interest expenses	21,959	4,371	26,330
Income tax (benefit) expense	42	-	42
Net income (loss)	$4,132	$(2,601)	$1,531
Noncontrolling interest	462	(1,040)	(578)
Net income (loss) attributable to Royal Bancshares	$3,670	$(1,561)	$2,109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – SEGMENT INFORMATION – Continued

(In thousands)	Community	Tax Lien
December 31, 2012	Banking	Operation	Consolidated

Total assets	$732,137	$37,318	$769,455
Total deposits	554,917	-	554,917

Interest income	$26,956	$5,025	$31,981
Interest expense	7,202	2,697	9,899
Net interest income	19,754	2,328	22,082
Provision for loan and lease losses	5,177	820	5,997
Total non-interest income	2,868	741	3,609
Total non-interest expenses	31,118	5,206	36,324
Income tax (benefit) expense	(28)	28	-
Net loss	$(13,645)	$(2,985)	$(16,630)
Noncontrolling interest	189	(1,194)	(1,005)
Net loss attributable to Royal Bancshares	$(13,834)	$(1,791)	$(15,625)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $1.5 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively.

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for the parent company only follows.

CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2013	2012
Assets
Cash	$1,333	$4,739
Investment in non-bank subsidiaries	29,795	25,830
Investment in Royal Bank	42,165	44,725
Other assets	15	238
Total assets	$73,308	$75,532
Subordinated debentures	$25,774	$25,774
Stockholders' equity	47,534	49,758
Total liabilities and stockholders' equity	$73,308	$75,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands)	2013	2012
Income
Other income	$25	$20
Total Income	25	20
Expenses
Other expenses	499	697
Interest on subordinated debentures	809	683
Total Expenses	1,308	1,380

Loss before income taxes and equity in undistributed net loss	(1,283)	(1,360)
Income tax expense	-	-
Equity in undistributed net income (loss)	3,392	(14,265)
Net income (loss)	$2,109	$(15,625)

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income (loss)	$2,109	$(15,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Undistributed losses from subsidiaries	(3,392)	14,265
Interest on subordinated debentures	(2,419)	683
Net cash used in operating activities	(3,702)	(677)

Net cash provided by investing activities	-	-
Cash flows from financing activities
Loan payoffs	-	130
Other, net	296	185
Net cash provided by financing activities	296	315
Net decrease in cash and cash equivalents	(3,406)	(362)
Cash and cash equivalents at beginning of period	4,739	5,101
Cash and cash equivalents at end of period	$1,333	$4,739

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2013 and 2012, on a quarterly basis, for the Company:

	For the year ended December 31, 2013
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,069	$6,960	$6,743	$6,752
Net interest income	5,379	5,070	4,946	4,772
(Credit) provision for loan and lease losses	(676)	218	(163)	(251)
Net interest income after provision	6,055	4,852	5,109	5,023
Other income	2,558	1,937	961	1,408
Other expenses	6,333	6,290	7,567	6,140
Income (loss) before income tax	2,280	499	(1,497)	291
Income tax expense	42	-	-	-
Net income (loss) from continuing operations	$2,238	$499	$(1,497)	$291
Less net (loss) income attributable to noncontrolling interest	(214)	157	(694)	173
Net income (loss) attributable to Royal Bancshares of Pennsylavania, Inc.	$2,452	$342	$(803)	$118
Net income (loss) available to common shareholders	$1,930	$(178)	$(1,321)	$(397)
Net income (loss) per common share
Basic and diluted	$0.14	$(0.01)	$(0.10)	$(0.03)

Operating results for the fourth quarter of 2013 amounted to net income of $2.4 million compared to a net loss of $8.0 million for the fourth quarter of 2012. The year over year improvement in the quarterly results was primarily related to a $3.6 million drop in credit related expenses, a $3.3 million decrease in the provision for loan and lease losses, a $1.5 million decline in OTTI charges, $1.3 million in gains on the sale of two Company owned buildings and an increase in net interest income of $578,000. The progress achieved in credit quality and declining level of non-performing assets directly impacted OREO and loan collection expenses and the provision.  The growth in net interest income was primarily attributed to a reduction in interest expense coupled with an increase in the yield on investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) – Continued

	For the year ended December 31, 2012
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,991	$7,761	$8,423	$8,806
Net interest income	4,801	5,382	5,906	5,993
Provision for loan and lease losses	2,637	1,761	1,515	84
Net interest income after provision	2,164	3,621	4,391	5,909
Other income	(148)	1,151	1,945	661
Other expenses	10,256	9,409	8,592	8,067
Loss before income tax	(8,240)	(4,637)	(2,256)	(1,497)
Net loss	$(8,240)	$(4,637)	$(2,256)	$(1,497)
Less net (loss) income attributable to noncontrolling interest	(246)	175	(306)	(628)
Net loss attributable to Royal Bancshares of Pennsylavania, Inc.	$(7,994)	$(4,812)	$(1,950)	$(869)
Net loss available to common shareholders	$(8,507)	$(5,323)	$(2,458)	$(1,375)
Net loss per common share
Basic and diluted	$(0.64)	$(0.40)	$(0.19)	$(0.10)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act.  Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 as a result of the material weakness relating to internal controls over financial reporting for income taxes described below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment under the COSO framework, the Company’s management concluded that the Company’s control over financial reporting was not effective as of December 31, 2013.  Management identified a material weakness in internal controls over financial reporting for income taxes. The Company’s procedures and controls related to financial reporting were not effective to ensure that amounts related to a net income tax receivable were accurate.  The Company outsources to a third party CPA firm the preparation of annual tax returns.  Specifically the Company did not have procedures in place to review the CPA firm’s supporting work papers, to reconcile tax payments made by the Company and refunds received from the IRS, and to reconcile the numerous amended tax returns for tax years 2005 through 2007.  These amended returns were filed during the time period 2008 through 2011. In the fourth quarter of 2013, after an IRS joint committee closed their review of amended returns, management determined that a cumulative net income tax receivable, which had been created by carrying back net losses from 2008 through 2009, would not be realized.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the weakness identified above with respect to internal controls related to the accounting for income taxes, the Company has engaged a nationally recognized independent public accounting firm to review and improve the Company’s accounting procedures related to income taxes.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Shareholders under the captions “Information About Nominees, Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Shareholders, under the captions “Summary Compensation Table,” “Grants of Plan-Based Awards – 2013,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Retirement Plans,” “Non-Qualified Deferred Compensation Plans,” “Other Potential Post-Employment Payments,” “Director Compensation Table,” “Outstanding Options Held by Directors,” and “Compensation Committee Report,” which pages are incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in the Company’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Shareholders, under the captions “Principal Shareholders” and “Information About Nominees, Continuing Directors and Executive Officers,” which pages are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2013:

Outside Director Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	25,670	$22.00	-
Equity compensation plan not approved by security holders	-	-	-
Total	25,670	$22.00	-

Employee Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	82,780	$22.06	-
Equity compensation plan not approved by security holders	-	-	-
Total	82,780	$22.06	-

Long Term Incentive Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	89,836	$7.95	793,928
Equity compensation plan not approved by security holders	-	-	-
Total	89,836	$7.95	793,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Company’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Shareholders, under the caption “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears under the caption “Audit Committee Report” of the Proxy Statement to be used in connection with the 2014 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

(b.)	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

	3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.)

	3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

10.1
Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Company’s Registration Statement No. 333-135226, on Form S-8 filed with the Commission on June 22, 2006.)*

10.2	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Company’s Registration Statement N0. 333-25855, on Form S-8 filed with the Commission on April 5, 1997.)*

10.3	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007.)*

10.4
Letter Agreement, including Securities Purchase Agreement - Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.5
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

10.7
Employment Agreement, dated November 20, 2013, between the Company, Royal Bank America and Robert A. Kuehl.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.8
Employment Agreement, dated November 20, 2013, between the Company, Royal Bank America and F. Kevin Tylus.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.9
Employment Agreement, dated November 20, 2013, between the Company, Royal Bank America and Andrew J. Miller.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.10
Employment Agreement, dated November 20, 2013, between the Company, Royal Bank America and Michael S. Thompson.  (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.11
Investment Agreement dated March 6, 2014, between Emerald Advisers, Inc, and the Company.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-K filed on March 11, 2014.)

10.12
Securities Purchase Agreement dated March 10, 2014 among the Company and the purchasers named therein.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2014.)

10.13
Registration Rights Agreement, dated March 10, 2014, among the Company and the purchasers named therein.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2014.)

10.14	Royal Bank America Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.15	SERP Participation Agreement, as amended — Robert Tabas. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.16	SERP Participation Agreement, as amended — Murray Stempel. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

11.	Statement re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note 18, “Earnings Per Common Share”.)

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

101	Interactive Data File

*	Denotes compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ F. Kevin Tylus	By: /s/ Michael S. Thompson
F. Kevin Tylus	Michael S. Thompson
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer
and Principal Accounting Officer)
March 27, 2014	March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Robert R. Tabas	By: /s/ F. Kevin Tylus
Robert R. Tabas	F. Kevin Tylus
Chairman of the Board	President and Chief Executive Officer/Director
March 27, 2014	March 27, 2014

By: /s/ Edward F. Bradley	By: /s/ William Hartman
Edward F. Bradley	William Hartman
Director	Lead Independent Director
March 27, 2014	March 27, 2014

By: /s/ Wayne R. Huey, Jr.	By: /s/ Michael Piracci
Wayne R. Huey, Jr	Michael Piracci
Director	Director
March 27, 2014	March 27, 2014

By: /s/ Linda Tabas Stempel	By: /s/ Murray Stempel, III
Linda Tabas Stempel	Murray Stempel, III
Director	Director
March 27, 2014	March 27, 2014

By: /s/ Edward B. Tepper	By: /s/ Gerard M. Thomchick
Edward B. Tepper	Gerard M. Thomchick
Director	Director
March 27, 2014	March 27, 2014

By: /s/ Howard Wurzak
Howard Wurzak
Director
March 27, 2014