Form 10-K/A
period 2013-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2014-04-28
CIK 922487

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

Documents Incorporated by Reference
None

Explanatory Note

Royal Bancshares of Pennsylvania, Inc. (the “Corporation” or “Royal”) is filing this Amendment No. 1 on Form 10‑K/A to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2013 (the “Original Form 10‑K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2014, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10‑K because the Corporation will not file a definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2013.  This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III.  In addition, in accordance with Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10‑K Filing has been amended and restated solely to include as exhibits new certifications by the Corporation’s principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10‑K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment should be read in conjunction with the Original Form 10‑K Filing and the Corporation’s other filings with the SEC.

i

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below as to each of the Class I, Class II and Class III directors, are descriptions of his or her principal occupation and business experience for the past five years, and where applicable, family relationships between each such person and the Corporation’s other directors and officers. In addition, we briefly describe the particular experience, qualifications, attributes or skills that led our board of directors to conclude that such director should serve as a director of the Corporation.

CLASS III DIRECTORS- TERMS EXPIRING IN 2014

F. Kevin Tylus is the Chief Executive Officer and President since February 20, 2013 and a Director of the Corporation; and is the Chief Executive Officer and President since December 18, 2012 of Royal Bank America (the “Bank”).  Mr. Tylus’ prior experience as a Regional President for PNC Bank, as President and member of the Board of Directors of Yardville Bank as well as numerous progressively-responsible leadership positions in the financial services, insurance, and healthcare industries provides critical skills for the board of directors’ oversight of capital management, retail banking, lending, corporate governance and strategic planning.  For the board of directors to run efficiently and effectively, we believe that Mr. Tylus’ participation on the board of directors is necessary and assists the board of directors in overseeing management’s progress on corporate initiatives and strategic plans.

Michael J. Piracci is a Director of the Corporation and is currently President of M. Piracci Consulting, Inc. an independent consulting company providing consulting services to financial institutions primarily related to banking regulations. He was previously the Assistant Regional Director of the New York Office of the FDIC and was an examiner for many years. He also serves on the board of directors for Quontic Bank in Great Neck, New York. Mr. Piracci’s prior experience as an examiner, manager and Assistant Regional Director of the FDIC is important for the board of directors’ oversight in dealing with the regulatory orders, banking regulations and banking operations.

Edward B. Tepper is a Director of the Corporation and the President of Tepper Properties, a real estate investment company in Villanova, Pennsylvania. Because real estate lending relationships are an important part of the Corporation’s business, Mr. Tepper’s experience in real estate investing in the primary region in which the Corporation operates is important for the board of directors’ oversight of lending practices and the development of future lending relationships for the Corporation’s banking subsidiaries.  Mr. Tepper will be retiring from the Board at the 2014 Annual Meeting of Shareholders in accordance with the bylaws of the Corporation because he has reached the mandatory retirement age of 75.

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

CLASS II DIRECTORS – TERMS EXPIRING IN 2016

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

Murray Stempel, III is a Director of the Corporation, and was previously Vice Chairman of the Corporation from December 2008 (and, prior thereto, Executive Vice President of the Corporation and the Bank) until December 31, 2012.  Mr. Stempel is the husband of Linda Tabas Stempel and the brother-in-law of Robert R. Tabas and Howard Wurzak.  From 2004 until 2008, he served as Executive Vice President and Chief Lending Officer at the Bank.  Mr. Stempel, is a member of the board of trustees of RAIT Financial Trust (“RAIT”), a publicly traded, self-managed and self-advised real estate investment trust since December 2006 and is Chairman of their Nominating and Governance Committee. RAIT offers a set of debt financing options to the commercial real estate industry, fixed income trading and advisory services, owns and manages a portfolio of commercial real estate properties, and manages real estate-related assets for third parties. Mr. Stempel’s knowledge of the Bank’s lending practices and of commercial real estate investments generally, which remain a substantial portion of the Bank’s loan portfolio, are important to the board of directors’ oversight of the Bank’s lending relationships.

Robert R. Tabas is the Chairman of the Board and a Director of the Corporation, and was previously Chief Executive Officer of the Corporation from December 2008 (and prior thereto, Chairman of the Corporation and Executive Vice President of the Bank) until February 20, 2013.  He is the brother of Linda Tabas Stempel and the brother-in-law of Howard Wurzak and Murray Stempel, III.  For the board of directors to run efficiently and effectively, we believe that Mr. Tabas’ participation on the board of directors is necessary and assists the board of directors in overseeing management’s progress on corporate initiatives and strategic plans, given his previous experience within the Corporation as Chief Executive Officer.

OTHER DIRECTORS (APPOINTED BY TREASURY)

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

The age of each director is set forth in Item 12 of this Annual Report, and the ages, positions and offices, and terms of office and experience of each named executive officer are set forth in Items 11 and 12 of this Annual Report.

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

Based solely on its review of forms received from certain reporting persons, or written representations from reporting persons that no Forms 5 where required for those persons, the Corporation believes that during the period January 1, 2013 through December 31, 2013 its officers and directors and beneficial owners of 10% of the Corporation’s registered securities were in compliance with all filing requirements applicable to them.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The committees of the board of directors include the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Board Risk Committee.

The Audit Committee met 12 times in 2013.  The Audit Committee arranges examinations by the Corporation's independent registered public accounting firm, reviews and evaluates the recommendations of the examinations, receives all reports of examination of the Corporation and the Bank by regulatory agencies, analyzes such reports and reports the results of its analysis of the regulatory reports to the Corporation's board of directors.  The committee receives reports directly from the Corporation's internal auditors on a quarterly basis, and recommends any action to be taken. The committee is also responsible for, among other things, assisting the board of directors in monitoring (i) the integrity of the financial statements of the Corporation, (ii) the independent auditor's qualification and independence, (iii) the performance of the Corporation's internal audit function and independent auditors, and (iv) compliance by the Corporation with legal and regulatory matters. The members of the Audit Committee are Edward F. Bradley, Chairperson, William R. Hartman, Michael J. Piracci, Gerard M. Thomchick, and Edward B. Tepper.  The board of directors has determined that Edward F. Bradley is an "Audit Committee Financial Expert" and "Independent" under applicable SEC and NASDAQ Rules.  The Audit Committee’s charter can be accessed on the Corporation’s website at www.royalbankamerica.com under the heading “Regulatory Filings” located under the “Investor Relations” page.

The Compensation Committee met seven times in 2013.  The members of this committee are Edward B. Tepper, Chairperson, William R. Hartman, Linda Tabas Stempel, and Gerard M. Thomchick.  The Compensation Committee reviews and determines compensation for all Tier 1 executives (as defined below) and oversees the actions of the Salary Committee, which makes determinations regarding all other employees.  The committee also has the authority to manage, administer, amend and interpret the Corporation’s 2007 Long Term Incentive Plan and to recommend to the full board of directors or the independent directors of the Corporation, as applicable, among other things:

•	employees to whom awards shall be made under the plan;

•	the type of the awards to be made and the amount, size and terms of the awards; and

•	when awards shall be granted.

The Compensation Committee’s charter can be accessed on the Corporation’s website at www.royalbankamerica.com under the heading “Regulatory Filings” located on the “Investor Relations” page.

The Nominating and Governance Committee met three times in 2013.  The members of this committee are Edward F. Bradley, Chairperson, Robert R. Tabas, William R. Hartman, Michael J. Piracci, Murray Stempel, III and Edward B. Tepper.  The principal duties of the Nominating and Governance Committee include developing and recommending to the board of directors criteria for selecting qualified director candidates, identifying individuals qualified to become board members, evaluating and selecting, or recommending to the board of directors, director nominees for each election of directors, considering committee member qualifications, appointment and removal, recommending codes of conduct and codes of ethics applicable to the Corporation and providing oversight in the evaluation of the board of each committee.

At a minimum we require our director candidates to be of full age but not yet have attained the age of 75, and possess strength of character, mature judgment, familiarity with the Corporation’s business and industry, independence of thought, and an ability to work collegially.  The Nominating and Governance Committee does not maintain a formal diversity policy.  As described in its charter, the Nominating and Governance Committee has the discretion to consider all factors they deem appropriate, including, but not limited to, ensuring the board of directors as a whole is diverse and consists of individuals with various and relevant career experience, technical skills, industry knowledge and experience, financial expertise (including expertise that would qualify the director as an Audit Committee financial expert), and local or community ties.  The Nominating and Governance Committee maintains the authority to employ the assistance of search firms or advisors in connection with the selection and/or evaluation of director candidates.  No such search firm or advisor was used this year in connection with the nominees standing for election at the 2014 Annual Meeting of Shareholders.

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

The Corporation established a Board Risk Committee in August 2012 which is responsible for assisting the board of directors in fulfilling its responsibilities for risk management oversight.  It is the committee’s responsibility to ensure that various risks inherent in the operation of the Corporation are appropriately identified, measured, treated and monitored within the framework of the board approved policies and enterprise risk management program.  The committee meets formally to discuss risks and monitor specific areas of the Corporation’s performance with their findings.  The members of this committee are Gerard Thomchick, Chairperson, Edward F. Bradley, Robert R. Tabas, William R. Hartman, Michael J. Piracci, Wayne Huey Jr., and F. Kevin Tylus.  The committee met seven times in 2013.

The board of directors of the Corporation held twelve meetings during 2013.  Each incumbent director attended at least 75% of the aggregate number of meetings of the board of directors and the various committees on which he or she served.  The Corporation has no policy regarding attendance by directors at the Annual Meeting of Shareholders, but all directors attended the 2013 Annual Meeting of Shareholders.

LEADERSHIP STRUCTURE

The board of directors utilizes a leadership structure that has a Chief Executive Officer, F. Kevin Tylus (who is the Corporation’s principal executive officer and a director), a board chairman Robert R. Tabas, and a lead independent director, William R. Hartman.  This structure creates efficiency in the preparation of the meeting agendas and related board materials as the Corporation’s Chief Executive Officer interacts more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Corporation. Agendas are also prepared with the permitted input of the full board of directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The designation of a lead independent director also allows the Corporation to benefit from Mr. Hartman’s experience and leadership in previous executive positions within larger financial institutions and as chairman and CEO of a publicly traded company.

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

Code of Ethics

A copy of our Code of Ethics is available on our website at www.royalbankamerica.com under the “Regulatory Filings” link located under the “Investor Relations” page and any shareholder may obtain a printed copy of the Code of Ethics by writing to Investor Relations, Royal Bancshares of Pennsylvania, Inc., 732 Montgomery Avenue, Narberth, Pennsylvania 19072, or by calling Investor Relations at (610) 668-4700. There were no waivers of the provisions of our Code of Ethics for any director, senior financial officer or any other executive officer in 2013 or through the date of this Annual Report on Form 10-K during 2014.  In the unlikely event that there is a waiver of our Code of Ethics, the waiver will be described on our website at www.royalbankamerica.com under the “Regulatory Filings” link located under the “Investor Relations” page.

Audit Committee Report

The Audit Committee reports to the board of directors on its activities and findings. The board of directors in accordance with Section 404 of the Sarbanes-Oxley Act has identified Mr. Bradley as the “Audit Committee Financial Expert.”

The Audit Committee reviews the Corporation’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for establishing and maintaining adequate internal financial controls, for preparing the financial statements and for the public reporting process. ParenteBeard LLC, the Corporation’s independent registered accounting firm for 2013, is responsible for expressing opinions on the conformity of the Corporation’s audited financial statements with generally accepted accounting principles. The members of the committee are not professionals engaged in the practice of accounting or auditing and are not professionals in these fields. The committee relies, without independent verification, on the information provided to us and on the representations made by management regarding the effectiveness of internal controls over financial reporting, that the financial statements have been prepared with integrity and objectivity and that such financial statements have been prepared in accordance with generally accepted accounting principles.

In this context, the committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2013, and management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting.

The committee has discussed with ParenteBeard LLC the matters that are required to be discussed by PCAOB Auditing Standard No. 16 “Communication with Audit Committees.”  The committee has received from ParenteBeard LLC the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding ParenteBeard LLC’s communications with the committee concerning independence and has discussed with management and ParenteBeard LLC that firm’s independence. The committee has concluded that ParenteBeard LLC’s provision of audit and non-audit services to the Corporation and its affiliates are compatible with ParenteBeard LLC’s independence.

Based on the considerations and discussions referred to above, and subject to the limitations on our role and responsibilities described above, the committee recommended to our board of directors that the audited financial statements for the year ended December 31, 2013 be included in our Annual Report on Form 10-K for 2013. This report is provided by the following independent directors, who comprise the Audit Committee:

Edward F. Bradley, Chairman
William R. Hartman
Michael J. Piracci
Gerard M. Thomchick
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

I. Director Compensation

The Corporation desires to attract and retain talented, motivated and competent directors for its board of directors.  The Corporation has established key objectives for board compensation of encouraging longevity and attendance at meetings. To facilitate this, the Corporation has designed compensation and long-term incentives for its board members. Please see the “Director Compensation Table” section below for more information and narrative.

II. Tables and other narrative disclosures

Summary Compensation Table

Below is the “Summary Compensation Table” for the Corporation’s named executive officers for 2013.

		Summary Compensation Table

						Non -Equity	Nonqualified	All Other
				Stock	Option	Incentive Plan	Deferred Compensation	Compensation	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)

Robert R. Tabas	2013	-	-	-	-	-	-	149,556	149,556
Former Principal Executive Officer,	2012	256,750	-	-	-	-	-	110	256,860
Chairman and CEO (2)	2011	256,750	-	-	-	-	-	2,500	259,250

F. Kevin Tylus	2013	525,000	-	-	-	-	-	392	525,392
President and CEO Principal Executive Officer (3)

Robert A. Kuehl	2013	245,200	-	-	-	-	-	392	245,592
Chief Administrative Officer (4)	2012	229,260	-	-	-	-	-	110	229,370
	2011	206,000	-	-	-	-	-	2,500	208,500

Michael S. Thompson	2013	180,000	-	-	-	-	-	3,336	183,336
Principal Financial Officer	2012	180,000	-	-	-	-	-	31,666	211,666
Chief Financial Officer (5)

Andrew J. Miller	2013	215,000	-	-	-	-	-	392	215,392
Executive Vice President
Chief Lending Officer (6)

(1)	Please see the table below for a breakdown of the terms and amounts comprising All Other Compensation.
(2)	Mr. Tabas served as Chairman and Chief Executive Officer of the Corporation until February 20, 2013. Mr. Tabas also served as Chairman and Chief Executive Officer of the Bank until the appointment of F. Kevin Tylus as President and Chief Executive Officer of the Bank on December 18, 2012. Mr. Tabas continues to serve as Chairman and a director of both the Corporation and the Bank.

(3)	Mr. Tylus was appointed as President and Chief Executive Officer of the Corporation on February 20, 2013, and as President and Chief Executive Officer of the Bank on December 18, 2012. Included in Mr. Tylus salary is $100,000 that is paid in the form of Class A common stock of the Corporation.
(4)	Mr. Kuehl served as the Chief Financial Officer of the Corporation and the Bank until September 2012 when he was appointed Chief Administrative and Risk Officer of the Corporation and the Bank.
(5)	Mr. Thompson served as the Corporation’s Chief Accounting Officer until September 2012 when he was appointed Chief Financial Officer of the Corporation and the Bank.
(6)	Mr. Miller has served as an Executive Vice President and Chief Lending Officer of the Bank since May 2012, and prior thereto he was chief lending officer of Beneficial Mutual Savings Bank.

The following table sets forth information identifying the items and amounts that comprise All Other Compensation reflected in the “Summary Compensation Table” above.

Components of All Other Compensation
			401 (k)
		Automobile	Employer	Director	Consulting	Other
		Benefit	Contribution	Fees	Fees	Compensation	Total
Name	Year	($) (1)	($)	($)(2)	($)(3)	($)(4)	($)

Robert R. Tabas	2013	-	-	111,213	25,675	12,668	149,556
	2012	-	110	-	-	-	110
	2011	-	2,500	-	-	-	2,500

F. Kevin Tylus	2013	-	392	-	-	-	392

Robert A. Kuehl	2013	-	392	-	-	-	392
	2012	-	110	-	-	-	110
	2011	-	2,500	-	-	-	2,500

Michael S. Thompson	2013	2,944	392	-	-	-	3,336
	2012	4,783	110	-	-	26,773	31,666

Andrew J. Miller	2013	-	392	-	-	-	392

(1)	For Mr. Thompson, the Automobile Benefit for 2013 reflects the value of the benefit for the use of a company owned vehicle through August 1, 2013.
(2)	Includes annual fees of $42,700 for serving on the Board of Directors and various board committees and an annual stipend of $68,512 for serving as Chairman of the Board.
(3)	For a description of the consulting agreement between the Corporation and Mr. Tabas, see “Consulting Agreements” below.
(4)	For Mr. Thompson, Other Compensation for 2012 includes consists of a retention payment of $25,000 and payment of previously unused paid time off. For Mr. Tabas, Other Compensation for 2013 reflects the value of the health insurance benefits provided under his consulting agreement.

The table does not include benefits generally available to all salaried employees such as medical health coverage, disability coverage, life insurance and benefits made available under cafeteria plans.

Grants of Plan-Based Awards- 2013

Management of the Corporation utilizes input from professional advisors, publications and similar sources in determining practices and terms of its Long-Term Incentive Program (the “LTIP”) to develop recommendations to the Committee.  This includes recommending new key staff as participants in the LTIP.  Management may also from time to time give the Committee input on the aggregate amount of options and/or restricted stock to be awarded under the LTIP during a fiscal year, and changes to award allocation methods.  Management does not make any recommendation on awards for the Chief Executive Officer.  The Committee then takes the input from management and consults with its compensation consultant, Mosteller and Associates, and other advisors in formulating the Committee’s recommendation to the independent directors for the adoption of any plan changes, allocation changes or awards of stock options and or restricted stock. In general, any actions that the Committee takes with respect to the grants of awards and the terms and conditions of such awards and the modification thereof are subject to the review and approval by the full board.  The grants are issued on the date the board of directors provides its approval after considering the Committee’s recommendation.

There were no grants of stock options or restricted shares to the named executive officers during 2013.

Outstanding Equity Awards Table

The table that follows provides information on outstanding stock options and restricted shares awarded to the named executives as of December 31, 2013.  Each stock option grant vests ratably 20% per year beginning on the first anniversary of the grant date.  Each restricted stock award vests three years from the grant date.

Outstanding Equity Awards Table
	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Robert R. Tabas
	5,486	-	-	$20.08	07/18/17	-	$-
	9,350	-	-	$4.50	10/07/18	-	$-

F. Kevin Tylus	-	-	-	-	-	-	-

Robert A Kuehl	6,500	-	-	$4.50	10/07/18	-	$-

Michael S. Thompson
	2,219	-	-	$22.38	04/22/14	-	$-
	2,022	-	-	$21.88	06/16/15	-	$-
	2,112	-	-	$21.78	06/29/16	-	$-
	1,109	-	-	$20.08	07/18/17	-	$-
	4,700	-	-	$4.50	10/07/18	-	$-

Andrew J. Miller	-	-	-	-	-	-	-

Option Exercises and Stock Vested Table

There were no stock options exercised by any of the named executive officers, and no stock awards vested for any of the named executive officers during 2013.

Retirement Plans – SERP

In prior years, the Corporation provided benefits under a supplemental executive retirement plan or “SERP” for certain of its employees in order to be competitive in the labor market for executive officers and other key staff.  The Corporation no longer provides this benefit, and for 2013 Mr. Tabas was the only named executive officer who participated in the SERP.

The SERP is a non-contributory, non-qualified, defined benefit pension plan.  The SERP is unfunded, but death benefits payable under certain life insurance contracts have been purchased by the Corporation to reimburse the Corporation for retirement benefits paid to participants.

Benefits under the SERP are based on a percentage of the participant’s average highest consecutive three years’ base salary, and for certain executive officers 25% of the average of the performance bonus paid during the highest consecutive three years of base salary, multiplied by a percentage set for each class of participant.

Using an average base salary of $198,133 and performance bonus of $141,782, which were derived from an average of the three highest consecutive years over a ten-year period, Mr. Tabas would have been entitled to a normal retirement benefit of 50% of $198,133, or $99,067 and 25% of $141,782, or $35,445 if he had retired at the normal retirement age of 60.  The base salary cap of $185,000 and the performance bonus of $80,000 would not apply in this example.  In addition, as Mr. Tabas retired on December 31, 2012, plan rules require that the total benefit be reduced due to his early retirement.  Therefore, the total annual benefit payable to Mr. Tabas is $98,345.

The table below provides information on the estimated present value of retirement benefits payable under the SERP, the only retirement benefits offered by the Corporation outside of its 401(k) plan.  The value is based on the actuarial present value of the accumulated benefits provided under the plan.  Should a participant elect to retire before age 60 (but after reaching age 55), the benefits payable under the SERP are reduced by an actuarial equivalent of the amount of benefits that would be payable at normal retirement age of 60 less an early retirement factor based on the participant’s age at early retirement.  Mr. Tabas retired at age 57, so he is entitled to receive a reduced early retirement benefit.

The Pension Benefits table presented below is the aggregate amount of the present value accruals from the date Mr. Tabas became a participant in the SERP through December 31, 2013.

Pension Benefits Table
Name and Principal Position	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Robert R. Tabas	Royal Bank America	26	$1,455,720	$98,345
Principal Executive Officer	Supplemental Executive Retirement Plan
Chairman and CEO

Other than the SERP, the Corporation does not maintain any pension or non-qualified deferred compensation plans at this time.

Description of Employment Agreements

On November 27, 2013, following receipt of required regulatory approval, the Corporation and the Bank entered into employment agreements with four executive officers:  President and Chief Executive Officer F. Kevin Tylus; Executive Vice President and Chief Administrative and Risk Officer Robert A. Kuehl; Executive Vice President and Chief Lending Officer Andrew J. Miller; and Executive Vice President and Chief Financial Officer Michael S. Thompson.  The initial terms of the agreements expire on December 31, 2014 (December 31, 2015 in the case of Mr. Tylus), subject to annual renewals thereafter absent notice of nonrenewal by either party at least 90 days prior to an annual renewal date.

Each officer is entitled to a specified annual base salary under his agreement:  $425,000 for Mr. Tylus; $245,200 for Mr. Kuehl; $215,000 for Mr. Miller; and $180,000 for Mr. Thompson.  Mr. Tylus will also receive $100,000 annually in salary stock payable in fully vested shares of the Corporation's common stock valued at the time of payment.  The agreements also provide for participation in employee benefit plans and programs maintained by the Corporation and the Bank for the benefit of their executive officers, including discretionary cash bonuses (if awarded), participation in health, disability benefit, life insurance, pension, profit sharing, retirement and stock-based compensation plans and certain fringe benefits described in the agreements.

Following a "change in control" of the Corporation, if the Corporation or the Bank terminates the employment of Mr. Tylus other than for cause or disability, or if Mr. Tylus resigns after the occurrence of specified events of "good reason," Mr. Tylus will receive a lump-sum cash payment equal to one year of his base salary.  He would also receive a lump-sum cash payment equal to one year of base salary if the Corporation or the Bank terminates his employment other than for cause or disability, or if he resigns after the occurrence of specified events of "good reason," absent a change in control of the Corporation.  Under certain circumstances, the Corporation and the Bank would enter into a one-year consulting agreement with Mr. Tylus in lieu of payment of severance benefits under his agreement.  The other officers would also receive a lump-sum payment equal to one year of base salary in the event that the Corporation or the Bank terminates their employment other than for cause or disability, or they resign after the occurrence of specified events of good reason, following a change in control or if their employment is terminated by the Corporation or the Bank other than for cause or disability absent a change in control of the Corporation.  Each agreement provides for the reduction of any severance payments to the applicable officer to the extent necessary to ensure that he will not receive "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986, as amended.

As a result of the Corporation's participation in the TARP Capital Purchase Program, the Corporation is prohibited from making any payments with respect to certain of its most highly compensated employees, which would include Messrs. Tylus, Kuehl, Miller and Thompson, in connection with a separation from service or change in control (except for payments on account of death or disability or for services performed or benefits accrued) during the period in which any obligation arising from the sale of securities to the United States Treasury remains outstanding.  Accordingly, at the present time, the Corporation and the Bank would be prohibited under the rules relating to the TARP Capital Purchase Program from making any of the severance payments provided under the employment agreements and described above.  In addition, as required by federal banking regulations, at the present time the Corporation and the Bank must receive prior approval from their primary regulators before making any payments in the nature of severance under the agreements.

Consulting Agreements

In connection the retirement of Mr. Tabas and Mr. Stempel as executive officers of the Corporation and the Bank at the end of 2012, the Corporation entered into consulting agreements with Mr. Tabas and Mr. Stempel to ensure a smooth transition of their duties to Mr. Tylus.  Pursuant to the consulting agreements, Mr. Tabas and Mr. Stempel agreed to consult on Bank and Corporation operations for the period from January 1, 2013 to June 30, 2013.  For their services, Mr. Tabas was paid a consulting fee of $4,279.17 per month and a stipend as the Chairman of the Board of $7,500 per quarter and Mr. Stempel was paid a consulting fee of $3,759.33 per month.  After June 30, 2013, Mr. Tabas continued to serve as Chairman of the Board and is paid an annual stipend of $81,350.  Mr. Tabas and his eligible dependents are also eligible to participate in the Corporation’s medical benefit plan on the same terms as provided generally to the Corporation’s senior executives.  Mr. Stempel continues to serve as a director of the Corporation and the Bank and receives the same board fees as other directors.  Under his consulting agreement, Mr. Stempel also is entitled to receive health care insurance benefits.

Director Compensation Table

Director compensation is based on analysis conducted by the Corporation’s management and the Committee, and focuses on director compensation practices of its peers, especially those peers of similar asset size as the Corporation.  Fees paid to non-employee board members are as follows:

a)	Annual retainer of $10,000. (This retainer is paid quarterly and each director has the opportunity to take the cash equivalent in shares of the Corporation’s Class A common stock in lieu of the cash payment.) Should a board member miss three meetings during a calendar year, any unpaid quarterly retainer is forfeited; and

b)	A board meeting attendance fee of $1,250 per meeting. The board member must be present in person at the meeting in order to be entitled to receive the fee. In the event a board member attends via teleconference, the fee paid will be 50% of the regular fee for attendance.

In previous years, board members received annual grants of stock options.  The exercise price for each option grant is set in the same manner as the Option Plan, detailed above.  However, no stock options have been granted for board service since 2008.

In addition, fees are paid to sub-committees of the board.  The Chair of the respective sub-committee may also be paid a fee different from non-Chair sub-committee members.  The principal committees and sub-committees of the board are the (i) Executive Loan Committee; (ii) Audit Committee; (iii) Compensation Committee; (iv) Board Risk Committee; (v) Nominating and Governance Committee; (vi) Special Assets Committee; and (vii) Board Capital and Strategy Committee.  Independent directors also receive fees for meetings of the independent directors which they attend.  With the exception of the Chair of the Audit Committee, the presiding director for the independent directors meetings, the Chair of the Nominating and Governance Committee, and the Chair of the Compensation Committee, each outside director is paid $500 per committee meeting. Outside directors are compensated at the reduced per meeting rates of $300 for teleconference committee meetings and $400 for web-based meetings. The Chair of the Audit Committee is paid $750 per meeting, plus a monthly retainer of $1,000. The Lead Independent Director is paid a monthly retainer of $1,500.  The presiding director for meetings of the independent directors is paid $750 per meeting.

The following table provides information on payments made to all outside directors by the Corporation and subsidiaries during 2013, except for Mr. Tabas whose compensation is reported in the “Summary Compensation Table” and related tables.
Director Compensation Table

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Director Name	($)	($) (1)	($) (1)	($)	($)	($)(2)	($)

Edward F. Bradley	$52,000						$52,000
William R. Hartman	$62,750						$62,750
Wayne R. Huey, Jr.	$43,525						$43,525
Michael J. Piracci	$34,600						$34,600
Linda Tabas Stempel	$25,000						$25,000
Murray Stempel, III	$35,025					$35,224	$70,249
Edward B. Tepper	$36,200						$36,200
Gerard M. Thomchick	$39,100						$39,100
Howard Wurzak	$44,000						$44,000

(1)	No stock awards or stock options were made during 2013.
(2)	Includes consulting fees of $22,556 and $12,668 reflecting the value of health care insurance benefits received by Mr. Stempel in 2013. For a description of the consulting fees and other benefits received by Mr. Stempel under a consulting agreement during 2013, see “Consulting Agreements” above.

Outstanding Stock Options Held by Directors

The following table provides information on total outstanding stock options held by outside directors under the Director Plan at March 31, 2014:

Director Stock Options Table
Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised
	Unexercised	Unexercised	Options (#)
	Options (#)	Options (#)	Total
Director Name	Exercisable	Unexercisable	Outstanding

Edward F. Bradley	-	-	-
William R. Hartman	-	-	-
Wayne R. Huey, Jr.	-	-	-
Michael J. Piracci	-	-	-
Linda Tabas Stempel	8,069	-	8,069
Murray Stempel, III	12,400		12,400
Edward B. Tepper	8,069	-	8,069
Gerard M. Thomchick	-	-	-
Howard Wurzak	8,069	-	8,069

Compensation Committee Interlocks and Insider Participation

No member of the board of directors who served on the Compensation Committee during the fiscal year 2013 was an officer or employee of the Corporation or any if its subsidiaries. None of our executive officers serves as a member of the board of directors or Compensation Committee of any other entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plans as of December 31, 2013:

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

Information concerning the directors and named executive officers of the Corporation and all directors and named executive officers as a group, is set forth in the following table, including the number of shares of common stock of the Corporation beneficially owned, as of March 31, 2014, by each of them.  The table includes options exercisable within 60 days of March 31, 2014, stock options unexercised but currently exercisable, and stock beneficially owned. Unless otherwise indicated in a footnote, shares reported in this table are owned directly by the reporting person and such person holds sole voting and investment power with respect to such shares.  The percent of class assumes all options exercisable within 60 days of March 31, 2014, have been exercised and, therefore, on a pro forma basis, 11,120,916 shares of Class A common Stock would be outstanding.  The information is furnished as of March 31, 2014, on which date 1,970,925 Class B shares were issued and outstanding.

				Class A Shares		Class B Shares
		Director		Beneficially	Percent of	Beneficially	Percent of
Name	Age	Since		Owned	Class	Owned	Class

Class I Directors
Edward F. Bradley	70	2008		21,824	0.20%	-	0.00%
Linda Tabas Stempel (1) (2) (3)	62	2003		937,680	8.43%	82,919	4.21%
Howard Wurzak (2)	59	1987		946,787	8.52%	76,336	3.87%
Class II Directors
William R. Hartman	65	2011		19,971	0.18%	-	0.00%
Murray Stempel, III (2) (3)	59	1997		950,729	8.55%	-	0.00%
Robert R. Tabas (1) (2)	58	1988		892,630	8.03%	82,683	3.96%
Class III Directors
F. Kevin Tylus	59	2013		47,119	0.42%	-	0.00%
Michael J. Piracci	68	2010		-	0.00%	-	0.00%
Edward B. Tepper	75	1986		39,501	0.36%	13	0.00%
Other Directors (4)
Wayne R. Huey, Jr.	69	2011		14,971	0.13%	-	0.00%
Gerard M. Thomchick	58	2011		-	0.00%	-	0.00%

Non-Director Executive Officer
Robert A. Kuehl (5)	65	N/	A	9,500	0.09%	-	0.00%
Michael S. Thompson (6)	42	N/	A	12,997	0.12%	-	0.00%
Andrew J. Miller (7)	59	N/	A	-	0.00%	-	0.00%

All directors and executive officers as a group (14 persons) and Daniel M. Tabas Trust (8)				2,964,063	26.82%	1,362,730	69.14%

(1)	Linda Tabas Stempel, Robert R. Tabas and Nicholas Randazzo share voting and dispositive control over 1,120,779 shares of Class B common stock held in the Daniel M. Tabas Trust. These shares are not included in the share ownership reported in this table for Ms. Stempel or for Mr. Tabas (See footnote (1) on page 3).
(2)	Robert R. Tabas, Murray Stempel, III, Linda Tabas Stempel, Howard Wurzak and members of their immediate families and their affiliates, in the aggregate, own 2,798,215 shares of Class A common stock (25.16% of Class A) and 1,362,717 shares of Class B common stock (69.14% of Class B) or 32.78% of Class A assuming the full conversion of Class B common stock at a current conversion rate of 1.15 shares of Class A common stock for each share of Class B common stock.
(3)	Linda Tabas Stempel and Murray Stempel, III are married. Mr. Stempel’s shares include 5,428 Class A shares related to shares that he has the voting and dispositive power for a grandchild of Evelyn Tabas.
(4)	As a result of the Corporation missing the sixth quarterly dividend payment in November of 2010, the Treasury Department exercised its rights under the TARP Capital Purchase Program agreement and appointed two directors to the board of directors. Under the terms of the Series A Preferred Stock instrument issued to Treasury, these directors will serve as directors at a minimum until all accrued and unpaid dividends have been paid in full by the Corporation.
(5)	Mr. Kuehl served as the Corporation’s Chief Financial Officer from October 2008 until September 2012. Mr. Kuehl is currently the Corporation’s Chief Administrative and Risk Officer.
(6)	Mr. Thompson was appointed the Corporation’s Chief Financial Officer in September 2012. Prior to September 2012, Mr. Thompson served as the Corporation’s Chief Accounting Officer.
(7)	Mr. Miller was appointed the Corporation’s Executive Vice President and Chief Lending Officer in May 2012. Prior to May 2012, Mr. Miller served as chief lending officer of Beneficial Mutual Savings Bank.
(8)	The number of shares included in total for directors, officers and the Daniel Tabas Trust has been reduced by 929,611 Class A shares and 82,919 Class B shares to eliminate the same shares beneficially held by both Linda Tabas Stempel and her husband, Murray Stempel, III.

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

PRINCIPAL SHAREHOLDERS

The following table shows as of March 31, 2014, the amount of outstanding common stock beneficially owned by each shareholder (including any “group” as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Corporation to be the beneficial owner of more than 5% of such stock.  Each share of Class A common stock is entitled to one vote per share.  Each share of Class B common stock is entitled to ten votes per share and may be converted into shares of Class A common stock at the current rate of 1.15 shares of Class A common stock for each share of Class B common stock.  Beneficial ownership is determined in accordance with applicable regulations of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  For purposes of the table set forth below and the immediately preceding table, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 31, 2014.  In addition, a person is deemed to beneficially own any stock for which he, directly or indirectly, through any contact, arrangement, understanding, relationship or otherwise has or shares voting or investment power.

Unless otherwise indicated in a footnote, shares reported in this table are owned directly by the reporting person.  The percent of class assumes all options exercisable within 60 days of March 31, 2014, have been exercised and, therefore, on a pro forma basis, 11,120,916 shares of Class A common stock would be outstanding, net of treasury stock.

	Class A Shares		Class B Shares
Name and Address of	Beneficially	Percent of	Beneficially	Percent of
Beneficial Owner	Owned	Class	Owned	Class

Daniel M. Tabas Trust (1)	-	0.00%	1,120,779	56.87%
915 Montgomery Avenue
Narberth, PA 19072

Evelyn R. Tabas (2) (3)	84,299	0.76%	31	0.00%
543 Mulberry Lane
Narberth, PA 19072

Lee Evan Tabas (4)	1,370,679	12.33%	149,662	7.59%
355 W. Lancaster Avenue
Haverford, PA 19041

Carol Tabas (5)	874,998	7.87%	82,041	4.16%
39 Rosemont Lane
Pittsburgh, PA 15217

Susan Tabas Tepper (6)	604,995	5.44%	-	0.00%
717 Eagle Farm Road
Villanova, PA 19085

(1)	The trustees for the Daniel M. Tabas Trust are, Robert R. Tabas, Linda Tabas Stempel and Nicholas Randazzo, who as a group have voting rights and dispositive control of these shares.
(2)	The shares beneficially owned by Evelyn R. Tabas consist of 22,367 shares of Class A common stock owned and voted solely by Evelyn R. Tabas.
(3)	Evelyn R. Tabas has sole power to vote and dispose of 61,932 shares of Class A common stock and 31 shares of Class B common stock from numerous custodial accounts and a trust for the Tabas grandchildren.
(4)	Based on a Schedule 13D filing on November 26, 2008, the shares beneficially owned by Lee Evan Tabas consist of: (a) 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for the Family of Lee E. Tabas from Evelyn R. Tabas of which he has sole voting power and dispositive power subject to the terms of the trust agreement; (b) 5,177 Class A and 58,887 Class B shares held by his wife, Nancy Freeman Tabas in her name over which she holds voting and dispositive power; (c) 282,461 Class A shares held by Lee Evan Tabas and Nancy Freeman Tabas as joint tenants in common; and (d) 193,482 Class A and 5,918 Class B shares owned collectively by the Samuel Bradford Tabas Trust, the Elizabeth Rebecca Tabas Trust, the Theodore Herschel Tabas Trust and the Melissa Tamara Tabas Trust. Samuel, Elizabeth, Theodore, and Melissa are the adult children of Lee and Nancy Tabas. Lee and Nancy Tabas share voting and dispositive power over the shares they hold jointly and for the shares held in the trusts in the names of their adult children. In addition, Lee Tabas also has the power to vote and dispose of 284,564 Class A and 84,857 Class B shares held in the Lee Evan Tabas Trust.
(5)	The shares beneficially owned by Carol Tabas consist of: (a) 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for Carol Tabas from Evelyn R. Tabas of which she has sole voting and dispositive power subject to the terms of the trust agreement; (b) 36,606 Class A shares in the Lily Ashley Stofman Trust of which she has sole voting power; (c) 8,401 Class A shares in the Gregory Rome Stofman Trust of which she has sole voting power; and (d) 5,922 Class A shares in the Maxwell Hunter Stofman Trust of which she has sole voting power. In addition, Carol Tabas has the power to vote and dispose of 219,074 Class A and 82,041 Class B shares held in the Carol Tabas Trust.
(6)	The shares beneficially owned by Susan Tabas Tepper consist of 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for Susan Tabas Tepper from Evelyn R. Tabas of which she has sole voting and dispositive power subject to the terms of the trust agreement. Ms. Tepper disclaims beneficial interest in, and therefore the amount in the table above does not include, 248,778 Class A and 82,647 Class B shares held in the Susan Tabas Tepper Trust since she does not have voting or dispositive power over the shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The board of directors determined that the following directors are not independent within the meaning of the NASDAQ listing standards: F. Kevin Tylus, President and Chief Executive Officer of the Corporation, Linda Tabas Stempel, Murray Stempel, III, Robert R. Tabas, Chairman of the Board, and Howard Wurzak, Chairman and CEO of the Wurzak Hotel Group. Due to an exemption as a “Controlled Company” under NASDAQ Rules, we are not required to meet certain NASDAQ independence standards for our Board of Directors. NASDAQ Rules define a “Controlled Company” as one in which more than 50% of the voting power is held by an individual, group or another company. As shown in the above stock ownership table, through its ownership of Class A and Class B common stock, the Daniel Tabas Trust and Evelyn R. Tabas control more than 50% of the voting power of the Corporation.  For more information regarding the familial relationships and the transactions considered, see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

The board of directors has determined that a lending relationship resulting from a loan made by the Bank to a director would not affect the determination of independence if the loan complies with Regulation O under the federal banking laws.  The board of directors also determined that maintaining with the Bank a deposit, savings or similar account by a director or any of the director’s affiliates would not affect the determination of independence if the account is maintained on the same terms and conditions as those available to similarly situated customers.  Additional categories or types of transactions or relationships considered by the board of directors regarding director independence include, but are not limited to: family relationships, existing significant consulting relationships, an existing commercial relationship between the director’s organization and the Corporation, or new business relationships that develop through board membership.

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

In the ordinary course of business, the Bank has had, and expects to have in the future, banking transactions with directors, officers of the Bank, principal shareholders of the Corporation and their associates which involve substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with other parties not related to the lender, and no more than the normal risk of collectability or other unfavorable features.

The largest aggregate amount of indebtedness to the Corporation and the Bank during the year 2013, by all directors (as of December 31, 2013) and officers of the Corporation and Bank as a group, and their affiliates, was $1.4 million.  The total of such outstanding loans at December 31, 2013, was $234,000 (including available funds not disbursed), representing 0.5% of shareholders’ equity in the Corporation. There is one fixed rate loan with an interest rate of 5.00% and one floating rate loan with an interest rate equal to prime plus 100 basis points.

The Corporation has had and intends to have business transactions in the ordinary course of business with directors, officers and associates on comparable terms as those prevailing from time to time for other non-affiliated vendors of the Corporation.  During 2013, the Corporation used the services and banquet facilities of the Hilton Philadelphia Hotel for its board of directors meetings.  The Hilton Philadelphia Hotel complex is managed by Howard Wurzak and owned by Stout Road Hotel Development, 37.5% of which is owned by Evelyn R. Tabas, 37.5% of which is owned by the Daniel M. Tabas Trust, and 25% of which is owned by Howard and Joanne Wurzak.  In addition, the Corporation used the services and banquet facilities of the Sheraton Valley Forge for some of its board of director meetings and the annual shareholders meeting in 2013.  The Sheraton Valley Forge is managed by Howard Wurzak and owned 33% by the Daniel M. Tabas Trust and 17% by Howard Wurzak and other members of his immediate family.

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

The Audit Committee unanimously selected ParenteBeard LLC, as the Corporation’s independent registered public accounting firm for 2014, subject to shareholder ratification.

Audit Fees

Fees pertaining to services rendered to the Corporation and the Bank by ParenteBeard LLC during the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012

Audit fees	$252,000	$307,000
Audit related fees	12,000	12,000
Tax fees	59,000	61,000
All other fees	-	-

Total fees:	$323,000	$380,000

Audit Fees include fees billed (or estimated to be billed) for professional services rendered for the audit of the annual consolidated financial statements and fees billed for the review of financial statements, including expenses, included in the Corporation's Forms 10-K and 10-Q and services that are normally provided by ParenteBeard LLC for 2013 and for 2012 in connection with statutory and regulatory filings or engagements.  Audit fees for 2013 include fees related to the Corporation’s registration statement in connection with the Corporation’s anticipated shareholder rights offering.

Audit Related Fees for 2013 and 2012 include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the Audit Fees section of the table above.  Audit Related Fees are related to audit of the Corporation's 401(k) Plan.

Tax Fees for 2013 and 2012 include fees billed for professional services rendered by ParenteBeard LLC for tax compliance, tax advice, and tax planning.  These services include review and preparation of the Corporation's federal and state tax returns.

 The Audit Committee maintains a policy requiring that it pre-approves all audit and permitted non-audit services provided by ParenteBeard LLC.  All non-audit services provided in 2013 were pre-approved by the Audit Committee. The Audit Committee has considered whether, and determined that, the provision of the non-audit services reflected above is compatible with maintaining ParenteBeard LLC’s independence.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ Michael S. Thompson
Michael S. Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)
April 28, 2014

Exhibit Index

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

10.7
Employment Agreement dated as of November 20, 2013, between the Company, Royal Bank America and F. Kevin Tylus.* (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.8
Employment Agreement dated as of November 20, 2013, between the Company, Royal Bank America and Robert A. Kuehl.* (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.9
Employment Agreement dated as of November 20, 2013, between the Company, Royal Bank America and Andrew J. Miller.* (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.10
Employment Agreement dated as of November 20, 2013, between the Company, Royal Bank America and Michael S. Thompson.* (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 27, 2013.)

10.11	Royal Bank America Supplemental Executive Retirement Plan.* (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.12	SERP Participation Agreement, as amended — Robert Tabas.* (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.13
Investment Agreement dated March 6, 2014, between Emerald Advisers, Inc. and Royal Bancshares of Pennsylvania, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2014).

10.14
Securities Purchase Agreement dated March 10, 2014, among Royal Bancshares of Pennsylvania, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2014).

10.15
Registration Rights Agreement dated March 10, 2014, among Royal Bancshares of Pennsylvania, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2014).

10.16
Stock Purchase Agreement dated August 13, 2013, between The Daniel M. Tabas Trust and Royal Bancshares of Pennsylvania, Inc. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 333-190973 on Form S-1).

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