Form 10-Q
period 2014-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2014-05-12
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:         March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No. ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2014
$2.00 par value	11,105,441

Class B Common Stock	Outstanding at April 30, 2014
$0.10 par value	1,932,289

PART I – FINANCIAL STATEMENTS

Item 1.	Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets-unaudited

	March 31,	December 31,
	2014	2013
ASSETS	(In thousands, except share data)
Cash and due from banks	$10,175	$9,154
Interest bearing deposits	13,715	7,690
Total cash and cash equivalents	23,890	16,844
Investment securities available-for-sale ("AFS”)	312,212	308,727
Other investment, at cost	2,250	2,250
Federal Home Loan Bank ("FHLB") stock	4,004	4,204
Loans and leases held for sale ("LHFS")	-	1,446
Loans and leases ("LHFI")	358,658	366,481
Less allowance for loan and lease losses	11,866	13,671
Net loans and leases	346,792	352,810
Bank owned life insurance	15,253	15,124
Accrued interest receivable	6,675	7,054
Other real estate owned ("OREO"), net	9,368	9,617
Premises and equipment, net	4,594	4,475
Other assets	9,372	9,703
Total assets	$734,410	$732,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$70,560	$60,473
Interest bearing	462,072	468,491
Total deposits	532,632	528,964
Short-term borrowings	5,000	10,000
Long-term borrowings	97,767	97,881
Subordinated debentures	25,774	25,774
Accrued interest payable	1,435	965
Other liabilities	20,197	20,865
Total liabilities	682,805	684,449
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized,30,407 shares issued and outstanding at March 31, 2014 and December 31, 2013	30,098	29,950
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued,11,488,589 and 11,469,940 at March 31, 2014 and December 31, 2013, respectively	22,977	22,940
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued,1,970,925 and 1,987,142 at March 31, 2014 and December 31, 2013, respectively	197	199
Additional paid in capital	127,108	127,299
Accumulated deficit	(119,081)	(120,396)
Accumulated other comprehensive loss	(3,907)	(6,122)
Treasury stock - at cost, shares of Class A, 437,778 and 453,077 at March 31, 2014and December 31, 2013	(6,122)	(6,336)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	51,270	47,534
Noncontrolling interest	335	271
Total equity	51,605	47,805
Total liabilities and shareholders’ equity	$734,410	$732,254

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations-unaudited

	For the three months ended
	March 31,
(In thousands, except per share data)	2014	2013
Interest Income
Loans and leases, including fees	$5,224	$5,461
Investment securities AFS	1,922	1,284
Deposits in banks	5	7
Total Interest Income	7,151	6,752
Interest Expense
Deposits	913	1,073
Short-term borrowings	5	-
Long-term borrowings	707	907
Total Interest Expense	1,625	1,980
Net Interest Income	5,526	4,772
Credit for loan and lease losses	(639)	(251)
Net Interest Income after Credit for Loan and Lease Losses	6,165	5,023

Non-interest Income
Service charges and fees	313	313
Gains on sales of loans and leases	137	16
Net gains on sales of other real estate owned	129	162
Income from bank owned life insurance	129	136
Gain on sale of premises and equipment	-	676
Net gains on the sale of AFS investment securities	-	45
Other income	64	60
Total Non-interest Income	772	1,408
Non-interest Expense
Employee salaries and benefits	2,380	2,789
Occupancy and equipment	630	570
Professional and legal fees	603	660
OREO expenses and impairment	286	369
Pennsylvania shares tax	275	274
FDIC and state assessments	255	267
Communications and data processing	153	93
Directors' fees	121	101
Marketing and advertising	116	45
Insurance	110	78
Loan collection expenses	39	136
Impairment on loans held for sale	-	100
Restructuring charges	-	87
Other operating expenses	354	571
Total Non-interest Expense	5,322	6,140
Income Before Tax Expense (Benefit)	1,615	291
Income Tax Expense (Benefit)	-	-
Net Income	$1,615	$291
Less Net Income Attributable to Noncontrolling Interest	$117	$173
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$1,498	$118
Less Preferred Stock Series A Accumulated Dividend and Accretion	$664	$515
Net Income (Loss) Available to Common Shareholders	$834	$(397)
Per Common Share Data
Net Income (Loss) – Basic and Diluted	$0.06	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended
	March 31,
(In thousands)	2014	2013
Net income	$1,615	$291
Other comprehensive income, net of tax
Unrealized gains on investment securities:
Unrealized holding gains arising during period	2,197	235
Less reclassification adjustment for gains realized in net income [1]	-	30
Unrealized gains on investment securities	2,197	205
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization[2]	(18)	(94)
Other comprehensive income	2,215	299
Comprehensive income	$3,830	$590
Less comprehensive income attributable to noncontrolling interest	117	173
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$3,713	$417

The accompanying notes are an integral part of these consolidated financial statements.

1Amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Operations in total non-interest income.

2 Amounts are included in salaries and benefits on the Consolidated Statements of Operations in non-interest expense.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2014-unaudited

(In thousands, except share data)	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
	Series A	Shares	Amount	Shares	Amount	capital	deficit	(loss)	stock	Interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							1,498			117	1,615
Other comprehensive income, net of reclassifications and taxes								2,215			2,215
Distributions to noncontrolling interests										(53)	(53)
Common stock conversion from Class B to Class A		19	37	(16)	(2)		(35)				-
Accretion of discount on preferred stock	148						(148)				-
Treasury shares issued for compensation						(192)			214		22
Stock option expense						1					1
Balance March 31, 2014	$30,098	11,489	$22,977	1,971	$197	$127,108	$(119,081)	$(3,907)	$(6,122)	$335	$51,605

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2013-unaudited

(In thousands, except share data)	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
	Series A	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	stock	Interest	Equity
Balance January 1, 2013	$29,396	11,432	$22,863	2,020	$202	$126,287	$(121,877)	$(142)	$(6,971)	$3,810	$53,568
Net income							118			173	291
Other comprehensive income, net of reclassifications and taxes								299			299
Accretion of discount on preferred stock	135						(135)				-
Stock option expense						7					7
Balance March 31, 2013	$29,531	11,432	$22,863	2,020	$202	$126,294	$(121,894)	$157	$(6,971)	$3,983	$54,165

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows-unaudited
Three months ended March 31,

(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$1,498	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	95
Stock compensation expense	1	7
Credit for loan and lease losses	(639)	(251)
Impairment charge for other real estate owned	175	12
Net amortization of investment securities	555	1,448
Net accretion on loans	(104)	(62)
Net gains on sales of premises and equipment	-	(676)
Net gains on sales of other real estate	(129)	(162)
Proceeds from sales of loans and leases	1,798	123
Gains on sales of loans and leases	(137)	(16)
Net gains on sales of investment securities	-	(45)
Income from bank owned life insurance	(129)	(136)
Impairment on loans held for sale	-	100
Changes in assets and liabilities:
Decrease in accrued interest receivable	379	533
Decrease in other assets	331	493
Increase in accrued interest payable	470	651
(Decrease) increase increase in other liabilities	(668)	73
Net cash provided by operating activities	$3,497	$2,305
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	$10,466	$37,311
Proceeds from sales of AFS investment securities	-	12,135
Purchase of AFS investment securities	(11,341)	(22,590)
Redemption of Federal Home Loan Bank stock	200	884
Net decrease (increase) in loans	5,010	(17,280)
Proceeds from the sales of premises and equipment	-	1,115
Purchase of premises and equipment	(215)	(47)
Proceeds from sales of foreclosed real estate	875	2,277
Net cash provided by investing activities	$4,995	$13,805

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows-unaudited (continued)
Three months ended March 31,

	2014	2013
Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	$5,783	$(960)
Increase (decrease) in money market and savings accounts	6,865	(5,025)
Decrease in certificates of deposit	(8,980)	(17,562)
Repayments of short-term borrowings	(5,000)	-
Repayments of long-term borrowings	(114)	(112)
Net cash used in financing activities	$(1,446)	$(23,659)
Net increase (decrease) in cash and cash equivalents	7,046	(7,549)
Cash and cash equivalents at the beginning of the period	16,844	28,802
Cash and cash equivalents at the end of the period	$23,890	$21,253
Supplemental Disclosure
Interest paid	$1,155	$1,329
Transfers to other real estate owned	$672	$1,956

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Summary of Significant Accounting Policies

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”).  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively.  At March 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements.  ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a. The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
b. Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  For public companies ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  Currently there is diversity in practice in the presentation of unrecognized tax benefits.  The aim of ASU 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for circumstances outlined in ASU 2013-11.  For public companies ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a significant impact on the Company’s consolidated financial statements.

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

In April 2014, FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation.  Once the amendments of ASU 2014-08 take effect, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements.   The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2.	Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). Included in the MOU is the requirement of maintaining a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At March 31, 2014, based on capital levels calculated under regulatory principles (“RAP”), Royal Bank’s leverage and total risk-based capital ratios were 9.36% and 16.17%, respectively.  Please refer to “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements. Under the MOU, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

Federal Reserve Agreement

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank, effective July 17, 2013.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank and the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System prior to declaring or paying any dividends on the Company’s common stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the two MOUs may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the MOUs. Additionally, the Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the MOUs. Attracting new management talent is critical to the success of our business and could be potentially affected due to the existence of the MOUs.

Net Income

The Company had recorded significant losses over the five years prior to 2013 which were primarily related to charge-offs on the loan and lease portfolio, other-than-temporary impairment (“OTTI”) charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance.  In addition to reducing the total shareholders’ equity, the accumulated deficit impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  For the first quarter of 2014, the Company recorded net income of $1.5 million compared to $118,000 for the comparable period in 2013.  The quarter over quarter improvement was mainly related to growth in net interest income of $754,000, an increase in the credit for loan and lease of $388,000 and declines in salaries and benefits and credit related expenses of $409,000 and $280,000, respectively.  Partially offsetting these positive items was a $676,000 decline in gains on the sale of Company owned real estate, a $71,000 increase in marketing and advertising expenses and a $60,000 rise in occupancy and equipment expenses, which were impacted by the harsh winter conditions in our markets.

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

Royal Bank was successful in reducing net classified assets, which includes special mention, substandard and non-accrual loans and OREO, from $61.4 million at December 31, 2013 to $52.8 million at March 31, 2014.  Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $2.5 million at March 31, 2014 versus $2.6 million at December 31, 2013. Material advances on any classified or delinquent loan require approval from the Board of Directors and determined to be in Royal Bank’s best interest.  The Company recorded $1.2 million in charge-offs for the first quarter of 2014 compared to $2.0 million in charge-offs for the first quarter of 2013.

Liquidity and Funds Management

As of March 31, 2014, Royal Bank had $182.5 million of available borrowing capacity at the FHLB.  Royal Bank also has availability to borrow from the Federal Reserve Discount Window, which was approximately $7.8 million at March 31, 2014, and was based on collateral pledged. Borrowings were $102.8 million and $107.9 million at March 31, 2014 and December 31, 2013, respectively.  During the first quarter of 2014, Royal Bank secured an additional $10.0 million line of credit, of which $0 is outstanding, with a local financial institution.

At March 31, 2014, the liquidity to deposits ratio was 73.3% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 57.6% compared to Royal Bank’s 10% policy target. The Company also has unfunded pension plan obligations, which potentially could impact liquidity, of $14.4 million as of March 31, 2014 compared to $14.5 million at December 31, 2013.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and the interest payments on the $25.8 million in trust preferred securities.  As of March 31, 2014, the Series A Preferred stock dividend in arrears was $8.2 million and has not been recognized in the consolidated financial statements.  The Company believes the decision to suspend the preferred cash dividends will better support the liquidity position of Royal Bank.  In the event the Company declared the preferred dividend in arrears the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  During the third quarter of 2013, the Company received approval from the Federal Reserve Bank and paid the interest payment in arrears on the trust preferred securities.  The Company received approval and paid the first quarter interest payment in March 2014.

At March 31, 2014, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2014 and the previous 14 quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

Under the MOU, Royal Bank must maintain a minimum Tier 1 leverage ratio and a minimum total risk-based capital ratio of 8% and 12%, respectively. At March 31, 2014, based on capital levels calculated under RAP, Royal Bank’s leverage and total risk-based capital ratios were 9.36% and 16.17%, respectively.

Company Plans and Strategy

During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which have weighed heavily on earnings and were the largest contributing factors to the Company’s losses.  The Company’s strategic plan included improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, returning to profitability, and meeting the capital level requirements for Royal Bank as set forth in the FDIC MOU.

While sustaining capital ratios above the required minimum, the Company has made progress in improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining liquidity. As a result of the decline in level of classified assets, there have been credits rather than provisions to loan and lease losses and a reduction in the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets, which has historically resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earning assets and interest-bearing liabilities.  In the event further deleveraging is necessary to maintain the required capital levels, net interest income would be negatively impacted.

During 2013, the strategic plan evolved into transitioning Royal Bank into a community bank built on a solid commercial revenue and retail delivery foundation.  During the first quarter of 2013, to support the strategic goals, management had announced a set of sweeping initiatives through the Company's "Profitability Improvement Plan" ("PIP") designed to enhance company-wide efficiency, productivity and modernization.  During 2013, the Company realized a 22% reduction in the workforce, which included reorganizing and relocating certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish their objectives.  Additionally, pursuant to the real estate rationalization plan under PIP, two branches were consolidated and four Company-owned buildings were sold.

During the first quarter of 2014, the Company reorganized the retail division to better serve existing customers, develop the retail sales teams, and promote attainment of new customer relationships. Also during the first quarter of 2014, the Company continued a successful 50th anniversary campaign by offering a Kindle to new customers who met certain deposit account opening criteria. In January and April, the Villanova and Phoenixville branches, respectively, were relocated to more convenient, high-traffic locations within the same markets. Plans are being developed to relocate two additional branches.

Note 3.	Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2014 and December 31, 2013 are as follows:
As of March 31, 2014		Included in AOCL*
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agencies	$67,358	$-	$(4,299)	$63,059
Mortgage-backed securities-residential	31,946	227	(635)	31,538
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,541	3,031	(1,786)	189,786
Non-agency	4,314	28	-	4,342
Corporate bonds	9,561	61	(67)	9,555
Municipal bonds	9,185	16	(98)	9,103
Other securities	3,234	1,646	(100)	4,780
Common stocks	33	16	-	49
Total available for sale	$314,172	$5,025	$(6,985)	$312,212

As of December 31, 2013		Included in AOCL*
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agencies	$68,207	$-	$(6,171)	$62,036
Mortgage-backed securities-residential	32,769	210	(882)	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,887	(1,978)	189,103
Non-agency	4,454	25	-	4,479
Corporate bonds	9,669	25	(256)	9,438
Municipal bonds	7,163	-	(263)	6,900
Other securities	3,363	1,405	(143)	4,625
Common stocks	33	16	-	49
Total available for sale	$313,852	$4,568	$(9,693)	$308,727

*Accumulated other comprehensive loss

The amortized cost and fair value of investment securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2014
(In thousands)	Amortized cost	Fair value
Within 1 year	$-	$-
After 1 but within 5 years	6,421	6,416
After 5 but within 10 years	36,544	35,028
After 10 years	43,139	40,273
Mortgage-backed securities-residential	31,946	31,538
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,541	189,786
Non-agency	4,314	4,342
Total available for sale debt securities	310,905	307,383
No contractual maturity	3,267	4,829
Total available for sale securities	$314,172	$312,212

Proceeds from the sales of AFS investments during the three months ended March 31, 2014 and 2013 were $0 and $12.1 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2014	2013
Gross realized gains	$-	$138
Gross realized losses	-	(93)
Net realized gains	$-	$45

The Company evaluates securities for OTTI at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Non-agency collateralized mortgage obligations maybe evaluated under FASB ASC Topic 325 Subtopic 40, “Beneficial Interests in Securitized Financial Assets”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security.  If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income (loss).  The Company did not record OTTI charges to earnings during the first quarters of 2014 and 2013.

There was no credit-related impairment losses on debt securities held at March 31, 2014 for which a portion of OTTI was recognized in other comprehensive income.  The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2013 for which a portion of OTTI was recognized in other comprehensive income.

(In thousands)	2013
Balance at January 1,	$173
Reductions for securities sold during the period (realized)	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	-
Balance at March 31,	$173

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

March 31, 2014	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$43,782	$(2,935)	$19,277	$(1,364)	$63,059	$(4,299)
Mortgage-backed securities-residential	12,204	(284)	9,390	(351)	21,594	(635)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	71,677	(953)	16,568	(833)	88,245	(1,786)
Corporate bonds	953	(47)	980	(20)	1,933	(67)
Municipal bonds	1,686	(9)	4,269	(89)	5,955	(98)
Other securities	-	-	339	(100)	339	(100)
Total available-for-sale	$130,302	$(4,228)	$50,823	$(2,757)	$181,125	$(6,985)

December 31, 2013	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$48,919	$(5,035)	$12,267	$(1,136)	$61,186	$(6,171)
Mortgage-backed securities-residential	18,045	(518)	6,276	(364)	24,321	(882)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	67,240	(1,446)	9,974	(532)	77,214	(1,978)
Corporate bonds	4,848	(221)	965	(35)	5,813	(256)
Municipal bonds	3,019	(102)	3,881	(161)	6,900	(263)
Other securities	-	-	301	(143)	301	(143)
Total available-for-sale	$142,071	$(7,322)	$33,664	$(2,371)	$175,735	$(9,693)

The AFS portfolio had gross unrealized losses of $7.0 million and $9.7 million at March 31, 2014 and December 31, 2013, respectively.  The $2.7 million improvement in the gross unrealized loss was directly related to decreases of $1.9 million, $247,000 and $192,000 in gross unrealized losses on government agency debt securities, MBS and Agency CMOs, respectively.  In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments. The Company did not record OTTI charges in the first quarters of 2014 or 2013.

Common stocks:  As of March 31, 2014, the Company had two common stocks of financial institutions with a total fair value of $49,000 and an unrealized gain of $16,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agencies”):  As of March 31, 2014, the Company had 21 U.S. Agencies with a fair value of $63.1 million and gross unrealized losses of $4.3 million.  Fourteen of these U.S. Agencies have been in an unrealized loss position for less than twelve months.  The seven bonds, that have been in an unrealized loss position for twelve months or longer, had a fair market value of $19.3 million and unrealized losses of $1.4 million at March 31, 2014. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2014.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of March 31, 2014, the Company had eight mortgage-backed securities with a fair value of $21.6 million and gross unrealized losses of $635,000. Three of the mortgage-backed securities had been in an unrealized loss position of twelve months or longer and the remaining five mortgage-backed securities have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2014.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of March 31, 2014, the Company had 28 Agency CMOs with a fair value of $88.2 million and gross unrealized losses of $1.8 million.  Five of the Agency CMOs had been in an unrealized loss position for twelve months or longer and the remaining 23 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2014.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of March 31, 2014, the Company had two non-agency CMOs with a fair value of $4.3 million and gross unrealized gains of $28,000.

Corporate bonds:  As of March 31, 2014, the Company had two corporate bonds with a fair value of $1.9 million and gross unrealized losses of $67,000.  One of the corporate bonds had been in an unrealized loss position for twelve months or longer and one bond has been in an unrealized loss position for less than twelve months.  Both bonds are investment grade.    The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the two bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the two bonds to be other-than-temporarily impaired at March 31, 2014.

Municipal bonds:  As of March 31, 2014, the Company had eight municipal bonds with a fair value $6.0 million and gross unrealized losses of $98,000.  Three of the municipal bonds have been in an unrealized loss position for less than twelve months and five municipal bonds have been in an unrealized loss position for more twelve months or longer.   Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at March 31, 2014.

Other securities:  As of March 31, 2014, the Company had seven investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and its near-term projections.  At March 31, 2014, two of the private equity funds had a combined fair value of $339,000 and an unrealized loss of $100,000.  OTTI charges were recorded in a prior period on these two funds.  Management concluded that there was no additional impairment on these two funds as of March 31, 2014.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.	Loans and Leases

Major classifications of LHFI are as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Commercial real estate	$150,111	$148,293
Construction and land development	45,751	45,261
Commercial and industrial	68,664	79,589
Multi-family	11,876	11,737
Residential real estate	26,465	25,535
Leases	43,644	42,524
Tax certificates	11,182	12,716
Consumer	965	826
Total LHFI, net of unearned income	$358,658	366,481

The Company originates commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at March 31, 2014.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At March 31, 2014 and December 31, 2013, the Company’s loans held for sale (“LHFS”) were $0 and $1.4 million, respectively.  The three loans that comprised the balance at December 31, 2013 were sold during the first quarter of 2014.  These loans were transferred from LHFI at fair market value using expected net sales proceeds.

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

The following tables present risk ratings for each loan portfolio segment at March 31, 2014 and December 31, 2013, excluding LHFS.

As of March 31, 2014	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
(In thousands)
Commercial real estate	$105,285	$29,212	$11,459	$2,575	$1,580	$150,111
Construction and land development	16,967	15,739	10,160	567	2,318	45,751
Commercial & industrial	47,842	9,190	573	8,122	2,937	68,664
Multi-family	11,086	260	530	-	-	11,876
Residential real estate	25,719	-	-	-	746	26,465
Leases	42,812	115	90	-	627	43,644
Tax certificates	10,045	-	-	-	1,137	11,182
Consumer	892	73	-	-	-	965
Total LHFI, net of unearned income	$260,648	$54,589	$22,812	$11,264	$9,345	$358,658

As of December 31, 2013	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
(In thousands)
Commercial real estate	$99,525	$32,267	$11,572	$2,604	$2,325	$148,293
Construction and land development	14,677	16,270	11,095	569	2,650	45,261
Commercial & industrial	50,478	10,508	5,735	9,239	3,629	79,589
Multi-family	10,792	410	535	-	-	11,737
Residential real estate	24,903	-	-	-	632	25,535
Leases	41,325	485	247	-	467	42,524
Tax certificates	12,262	-	-	-	454	12,716
Consumer	750	76	-	-	-	826
Total LHFI, net of unearned income	$254,712	$60,016	$29,184	$12,412	$10,157	$366,481

The following tables present an aging analysis of past due payments for each loan portfolio segment at March 31, 2014 and December 31, 2013, excluding LHFS.

As of March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Accruing 90+ Days	Non-accrual	Current	Total
(In thousands)
Commercial real estate	$977	$50	$-	$1,580	$147,504	$150,111
Construction and land development	567	-	-	2,318	42,866	45,751
Commercial & industrial	161	-	-	2,937	65,566	68,664
Multi-family	-	-	-	-	11,876	11,876
Residential real estate	184	346	-	746	25,189	26,465
Leases	115	90	-	627	42,812	43,644
Tax certificates	-	-	-	1,137	10,045	11,182
Consumer	-	23	-	-	942	965
Total LHFI, net of unearned income	$2,004	$509	$-	$9,345	$346,800	$358,658

As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Accruing 90+ Days	Non-accrual	Current	Total
(In thousands)
Commercial real estate	$996	$-	$-	$2,325	$144,972	$148,293
Construction and land development	-	-	-	2,650	42,611	45,261
Commercial & industrial	115	49	-	3,629	75,796	79,589
Multi-family	-	-	-	-	11,737	11,737
Residential real estate	458	262	-	632	24,183	25,535
Leases	485	247	-	467	41,325	42,524
Tax certificates	-	-	-	454	12,262	12,716
Consumer	-	-	-	-	826	826
Total LHFI, net of unearned income	$2,054	$558	$-	$10,157	$353,712	$366,481

The following tables detail the composition of the non-accrual loans at March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans
Commercial real estate	$1,580	$-	$2,325	$331
Construction and land development	2,318	-	2,650	-
Commercial & industrial	2,937	-	3,629	452
Residential real estate	746	22	632	19
Leases	627	116	467	60
Tax certificates	1,137	-	454	24
Total non-accrual loans	$9,345	$138	$10,157	$886

Total non-accrual loans at March 31, 2014 were $9.3 million compared to $10.2 million at December 31, 2013.    The slight decrease of $812,000 was the result of $1.2 million in charge-offs mostly related to specific reserves, $1.0 million reduction in existing non-accrual loan balances through payments and payoffs, and $672,000 in transfers to OREO, which were partially offset by additions of $2.1 million.  The tax certificate portfolio accounted for the majority of the new non-accrual activity and transfers to OREO.  If interest had been accrued, such income would have been approximately $275,000 for the three months ended March 31, 2014.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Total cash collected on non-accrual and impaired loans during the three months ended March 31, 2014 and 2013 was $2.0 million and $4.4 million respectively, of which $1.7 million and $4.2 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2014	2013
Impaired loans with a valuation allowance	$885	$3,835
Impaired loans without a valuation allowance	16,013	14,671
Total impaired loans and leases	$16,898	$18,506
Valuation allowance related to impaired loans	$138	$886

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At March 31 2014, the Company had twelve TDRs, with a total carrying value of $10.3 million.  At the time of the modifications, four of the loans were already classified as impaired non-accrual loans.  At December 31, 2013, the Company had twelve TDRs with a total carrying value of $12.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and non-accrual status at March 31, 2014 and December 31, 2013.

	As of March 31, 2014
(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	2	$2,957	$-	$2,957
Construction and land development	3	1,128	260	1,388
Commercial & industrial	5	4,129	1,669	5,798
Residential real estate	2	-	116	116
Total	12	$8,214	$2,045	$10,259

	As of December 31, 2013
(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs
Commercial real estate	3	$3,847	$-	$3,847
Construction and land development	4	1,257	479	1,736
Commercial & industrial	3	4,420	1,960	6,380
Residential real estate	2	-	121	121
Total	12	$9,524	$2,560	$12,084

At March 31, 2014, all of the TDRs were in compliance with their restructured terms.

The following table presents newly restructured loans that occurred during the three months ended March 31, 2014.

	Modifications by type for the three months ended March 31, 2014
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination of types	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & industrial	2	$-	$45	$-	$28	$73	$73	$73
Total	2	$-	$45	$-	$28	$73	$73	$73

Note 5.	Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio segment as of March 31, 2014, December 31, 2013 and March 31, 2013.

Allowance for Loan and Lease Losses and Loans Held for Investment
For the three months ended March 31, 2014
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(350)	-	(452)	-	-	(118)	(265)	-	-	(1,185)
Recoveries	-	-	4	-	2	13	-	-	-	19
(Credit) provision	(220)	(53)	(696)	(1)	15	239	97	2	(22)	(639)
Ending balance	$4,928	$2,263	$1,862	$401	$490	$1,357	$387	$17	$161	$11,866
Ending balance: related to loans individually evaluated for impairment	$-	$-	$-	$-	$22	$116	$-	$-	$-	$138
Ending balance: related to loans collectively evaluated for impairment	$4,928	$2,263	$1,862	$401	$468	$1,241	$387	$17	$161	$11,728
LHFI
Ending balance	$150,111	$45,751	$68,664	$11,876	$26,465	$43,644	$11,182	$965	$-	$358,658
Ending balance: individually evaluated for impairment	$4,800	$3,446	$6,630	$-	$746	$139	$1,137	$-	$-	$16,898
Ending balance: collectively evaluated for impairment	$145,311	$42,305	$62,034	$11,876	$25,719	$43,505	$10,045	$965	$-	$341,760

Allowance for Loan and Lease Losses and Loans Held for Investment
For the year ended December 31, 2013
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(1,684)	(820)	(383)	-	(46)	(382)	(578)	-	-	(3,893)
Recoveries	600	297	17	-	158	29	74	-	-	1,175
(Credit) provision	(2,168)	(148)	1,448	(252)	(737)	468	587	(14)	(56)	(872)
Ending balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Ending balance: related to loans individually evaluated for impairment	$331	$-	$452	$-	$19	$60	$24	$-	$-	$886
Ending balance: related to loans collectively evaluated for impairment	$5,167	$2,316	$2,554	$402	$454	$1,163	$531	$15	$183	$12,785
LHFI
Ending balance	$148,293	$45,261	$79,589	$11,737	$25,535	$42,524	$12,716	$826	$-	$366,481
Ending balance: individually evaluated for impairment	$5,325	$3,907	$8,049	$-	$632	$139	$454	$-	$-	$18,506
Ending balance: collectively evaluated for impairment	$142,968	$41,354	$71,540	$11,737	$24,903	$42,385	$12,262	$826	$-	$347,975

Allowance for Loan and Lease Losses and Loans Held for Investment
For the three months ended March 31, 2013
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi-family	Residential real estate	Leases	Tax certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(835)	(820)	(173)	-	-	(147)	(10)	-	-	(1,985)
Recoveries	104	95	4	-	151	-	10	-	-	364
Provision (credit)	84	(184)	958	4	(1,081)	100	(88)	(11)	(33)	(251)
Ending balance	$8,103	$2,078	$2,713	$658	$168	$1,061	$384	$18	$206	$15,389
Ending balance: related to loans individually evaluated for impairment	$-	$-	$45	$-	$13	$70	$27	$-	$-	$155
Ending balance: related to loans collectively evaluated for impairment	$8,103	$2,078	$2,668	$658	$155	$991	$357	$18	$206	$15,234
LHFI
Ending balance	$175,397	$34,533	$67,512	$11,830	$6,697	$38,629	$22,541	$916	$-	$358,055
Ending balance: individually evaluated for impairment	$8,484	$4,466	$8,750	$-	$431	$71	$551	$-	$-	$22,753
Ending balance: collectively evaluated for impairment	$166,913	$30,067	$58,762	$11,830	$6,266	$38,558	$21,990	$916	$-	$335,302

The following tables detail the loans that were evaluated for impairment by loan segment at March 31, 2014 and December 31, 2013.

	For the three months ended March 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$5,507	$4,800	$-	$4,309	$31
Construction and land development	8,521	3,446	-	3,653	14
Commercial & industrial	8,558	6,630	-	6,461	56
Tax certificates	5,373	1,137	-	505	-
Total:	$27,959	$16,013	$-	$14,928	$101
With an allowance recorded:
Commercial real estate	$-	$-	$-	$883	$-
Construction and land development	-	-	-	53	-
Commercial & industrial	-	-	-	945	-
Residential real estate	956	746	22	710	-
Leasing	139	139	116	163	-
Tax certificates	-	-	-	85	-
Total:	$1,095	$885	$138	$2,839	$-

	For the year ended December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$4,429	$4,158	$-	$7,956	$73
Construction and land development	9,850	3,907	-	3,933	209
Commercial & industrial	6,693	6,491	-	5,960	250
Residential real estate	-	-	-	84	27
Tax certificates	179	115	-	167	-
Total:	$21,151	$14,671	$-	$18,100	$559
With an allowance recorded:
Commercial real estate	$1,435	$1,435	$331	$1,879	$-
Construction and land development	-	-	-	381	-
Commercial & industrial	2,592	1,290	452	2,456	-
Residential real estate	827	631	19	492	-
Leases	139	139	60	106	-
Tax certificates	4,322	340	24	341	-
Total:	$9,315	$3,835	$886	$5,655	$-

Note 6.	Other Real Estate Owned

OREO declined $249,000 from $9.6 million at December 31, 2013 to $9.4 million at March 31, 2014.  During the past twelve months there was a shift in OREO composition from real estate acquired through, or in lieu of foreclosure in settlement of loans to real estate acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from December 31, 2013 to March 31, 2014 and December 31, 2012 to December 31, 2013.

	For the three months ended March 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(55)	(820)	(875)
Net (losses) gains on sales	(14)	143	129
Assets acquired on non-accrual loans	-	672	672
Impairment charge	(74)	(101)	(175)
Ending balance	$1,582	$7,786	$9,368

	For the year ended December 31, 2013
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$11,365	$2,070	$13,435
Net proceeds from sales	(8,869)	(3,910)	(12,779)
Net gain on sales	228	1,199	1,427
Assets acquired on non-accrual loans	100	8,951	9,051
Impairment charge	(1,099)	(418)	(1,517)
Ending balance	$1,725	$7,892	$9,617

At March 31, 2014, OREO was comprised of $769,000 in land, $521,000 in commercial real estate, $7.8 million in tax liens, and residential real estate with a fair value of $292,000.  During the first quarter of 2014, the Company sold two condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $55,000 and recorded a net loss of $14,000.  As a result of these two sales and new agreements of sale the Company recorded an impairment charge of $74,000 on the remaining condominium units.

As shown in the table above the composition of the OREO assets has evolved to properties acquired through the tax lien portfolio.  During the first quarter of 2014, the Company transferred $672,000 to OREO which represents eight properties.  During the same period the Company sold thirteen of the tax lien properties, received proceeds of $820,000, and recorded net gains of $143,000 as a result of these sales. Additionally, the Company recorded impairment charges of $101,000 in the first quarter of 2014 related to the tax lien properties.  At December 31, 2013, OREO assets acquired through the tax lien portfolio were $7.9 million and were comprised of 59 properties.

Note 7.	Deposits

The Company’s deposit composition as of March 31, 2014 and December 31, 2013 is presented below:

	March 31,	December 31,
(In thousands)	2014	2013
Demand	$70,560	$60,473
NOW	41,071	45,375
Money Market	170,687	164,678
Savings	18,449	17,593
Time deposits (over $100)	88,575	92,763
Time deposits (under $100)	143,290	148,082
Total deposits	$532,632	$528,964

Note 8.	Borrowings and Subordinated Debentures

1.  Advances from the Federal Home Loan Bank

As of March 31, 2014, Royal Bank had $182.5 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $60.0 million at March 31, 2014 and $65.0 million at December 31, 2013.  The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities.  As of March 31, 2014, investment securities with a market value of $69.0 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Advances maturing in
2014	$5,000	0.30%	$10,000	0.24%
2015	10,000	0.71%	10,000	0.71%
2016	10,000	1.11%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$60,000		$65,000

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at March 31, 2014 in the amount of $2.8 million compared to $2.9 million at December 31, 2013.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at March 31, 2014 was 0.30%.

At March 31, 2014 and December 31, 2013, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.    These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.38% at March 31, 2014, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  The Company received approval and paid all accumulated deferred interest in 2013 and the first quarter interest payment in March 2014.

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

The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$28,527	$21,182
Commitments to extend credit	3,855	200
Standby letters of credit and financial guarantees written	2,058	2,679

Legal Proceedings

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

On or about March 15, 2012, CSC, RTL and the Company were named defendants, among others, in a complaint filed by Marina Bay Towers Urban Renewal II, LP (“MBT”) in the Superior Court of New Jersey, Law Division, Cape May County.  The complaint alleges a conspiracy to rig bids in municipal tax lien auctions.  MBT does not seek to represent a class and only seeks remedies related to itself.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this proceeding.

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

The Company received regulatory approval to bid up to $14.0 million to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the Treasury.  The Company expects the auction to occur in the second quarter of 2014.  If the Company is successful in purchasing shares of the preferred stock then a shareholder rights offering will be offered to existing shareholders.  Both actions received shareholder approval in 2013.

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

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends to the Company by Royal Bank.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.  At March 31, 2014, the Company had an accumulated deficit and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  As of March 31, 2014, the Series A Preferred stock dividend in arrears was $8.2 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected however they would remain above the required minimum ratios.  Under the Federal Reserve MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.

Note 11.	Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of March 31, 2014, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2014 and the previous 14 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At March 31, 2014
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$73,194	16.17%	$36,218	8.00%	$45,272	10.00%
Tier I capital (to risk-weighted assets)	$67,458	14.90%	$18,109	4.00%	$27,163	6.00%
Tier I capital (to average assets, leverage)	$67,458	9.36%	$28,840	4.00%	$36,050	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

(In thousands)	For the three months ended March 31, 2014
RAP net loss	$(2,897)
Tax lien adjustment, net of noncontrolling interest	4,456
U.S. GAAP net income	$1,559

	At March 31, 2014
	As reported under RAP	As adjusted for U.S. GAAP
Total capital (to risk-weighted assets)	16.17%	17.00%
Tier I capital (to risk-weighted assets)	14.90%	15.74%
Tier I capital (to average assets, leverage)	9.36%	9.92%

The tables below reflect the Company’s capital ratios:

	At March 31, 2014
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$85,890	18.60%	$36,941	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$73,543	15.93%	$18,471	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$73,543	10.03%	$29,335	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

(In thousands)	For the three months ended March 31, 2014
U.S. GAAP net income	$1,498
Tax lien adjustment, net of noncontrolling interest	(4,456)
RAP net loss	$(2,958)

	At March 31, 2014
	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	18.60%	17.79%
Tier I capital (to risk-weighted assets)	15.93%	14.79%
Tier I capital (to average assets, leverage)	10.03%	9.28%

Note 12.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  The Company’s Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three month periods ended March 31, 2014 and 2013 included the following components:

	Three months ended
	March 31,
(In thousands)	2014	2013
Service cost	$15	$19
Interest cost	155	133
Amortization of prior service cost	22	22
Amortization of actuarial loss	32	122
Net periodic benefit cost	$224	$296

The Company has unfunded pension plan obligations of $14.4 million as of March 31, 2014 compared to $14.5 million at December 31, 2013.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Note 13.	Earnings (Loss) Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months ended March 31, 2014 and 2013, 201,914 and 248,132 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price in each of those periods.  Additionally 30,407 warrants were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2014
(In thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share Amount
Basic and Diluted EPS
Income available to common shareholders	$834	13,316	$0.06

	Three months ended March 31, 2013
(In thousands, except for per share data)	Loss (numerator)	Average shares (denominator)	Per share Amount
Basic and Diluted EPS
Loss available to common shareholders	$(397)	13,257	$(0.03)

Note 14.	Comprehensive Income

FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income (loss) is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income.  Unrealized gains and losses on AFS securities is an example of an other comprehensive income component.

	Three months ended March 31, 2014
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$3,165	$968	$2,197
Unrealized gains on investment securities	3,165	968	2,197
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(28)	(10)	(18)
Other comprehensive income, net	$3,193	$978	$2,215

	Three months ended March 31, 2013
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$285	$50	$235
Less reclassification adjustment for gains realized in net income	45	15	30
Unrealized gains on investment securities	240	35	205
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(142)	(48)	(94)
Other comprehensive income, net	$382	$83	$299

Note 15.	Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the quarters ended March 31, 2014 and 2013.

Items Measured on a Recurring Basis

The Company’s available for sale investment securities are recorded at fair value on a recurring basis.

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include common stocks.

Level 2 securities include obligations of U.S. government-sponsored agencies and debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The prices were obtained from third party vendors.  This category generally includes the Company’s mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate and municipal bonds.

Level 3 securities include investments in seven private equity funds which are predominantly invested in real estate.  The value of the private equity funds are derived from the funds’ financials and K-1 filings.  The Company also reviews the funds’ asset values and its near-term projections.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements Using:
As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$63,059	$-	$63,059
Mortgage-backed securities-residential	-	31,538	-	31,538
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	189,786	-	189,786
Non-agency	-	4,342	-	4,342
Corporate bonds	-	9,555	-	9,555
Municipal bonds	-	9,103	-	9,103
Other securities	-	-	4,780	4,780
Common stocks	49	-	-	49
Total investment securities available-for-sale	$49	$307,383	$4,780	$312,212

	Fair Value Measurements Using:
As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$-	$62,036	$-	$62,036
Mortgage-backed securities-residential	-	32,097	-	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	189,103	-	189,103
Non-agency	-	4,479	-	4,479
Corporate bonds	-	9,438	-	9,438
Municipal bonds	-	6,900	-	6,900
Other securities	-	-	4,625	4,625
Common stocks	49	-	-	49
Total investment securities available-for-sale	$49	$304,053	$4,625	$308,727

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2014 and 2013:

(In thousands)	Other securities
Investment Securities Available for Sale	2014	2013
Beginning balance January 1,	$4,625	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	-	5
Included in other comprehensive income	284	140
Purchases	-	-
Sales and calls	(129)	(84)
Transfers in and/or out of Level 3	-	-
Ending balance March 31,	$4,780	$4,225

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements Using:
As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$3,253	$3,253
Other real estate owned	-	-	8,112	8,112

	Fair Value Measurements Using:
As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$4,073	$4,073
Other real estate owned	-	-	9,182	9,182
Loans and leases held for sale	-	-	1,446	1,446

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2014 (In thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans and leases	$3,253	Appraisal of	Appraisal adjustments	0.0% to -20% (-0.68%)
		collateral (1)	Liquidation expenses	0.0% to -26.99% (-10.26%)

Other real estate owned	8,112	Appraisal of	Appraisal adjustments	0.0% to -55.9% (-7.4%)
		collateral (1)	Liquidation expenses	-14.7%

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013.

			Fair Value Measurements
			At March 31, 2014
(In thousands)	Carrying amount	Estimated fair value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$23,890	$23,890	$23,890	$-	$-
Investment securities available-for-sale	312,212	312,212	49	307,383	4,780
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	4,004	4,004	-	-	4,004
Loans, net	346,792	346,145	-	-	346,145
Accrued interest receivable	6,675	6,675	-	6,675	-
Financial Liabilities:
Demand deposits	70,560	70,560	-	70,560	-
NOW and money markets	211,758	211,758	-	211,758	-
Savings	18,449	18,449	-	18,449	-
Time deposits	231,865	230,106	-	230,106	-
Short-term borrowings	5,000	5,000	5,000	-	-
Long-term borrowings	97,767	94,837	-	94,837	-
Subordinated debt	25,774	27,914	-	27,914	-
Accrued interest payable	1,435	1,435	-	1,435	-

			Fair Value Measurements
			At December 31, 2013
(In thousands)	Carrying amount	Estimated fair value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$16,844	$16,844	$16,844	$-	$-
Investment securities available-for-sale	308,727	308,727	49	304,053	4,625
Other investment	2,250	2,250	-	-	2,250
Federal Home Loan Bank stock	4,204	4,204	-	-	4,204
Loans held for sale	1,446	1,446	-	-	1,446
Loans, net	352,810	349,336	-	-	349,336
Accrued interest receivable	7,054	7,054	-	7,054	-
Financial Liabilities:
Demand deposits	60,473	60,473	-	60,473	-
NOW and money markets	210,053	210,053	-	210,053	-
Savings	17,593	17,593	-	17,593	-
Time deposits	240,845	239,102	-	239,102	-
Short-term borrowings	10,000	10,000	10,000	-	-
Long-term borrowings	97,881	94,896	-	94,896	-
Subordinated debt	25,774	26,000	-	26,000	-
Accrued interest payable	965	965	-	965	-

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

Tax liens

At March 31, 2014, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively.  For the three months ended March 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The Company’s tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2014 and 2013.

	Three months ended March 31, 2014
(In thousands)	Community Banking	Tax Liens	Consolidated
Total assets	$709,911	$24,499	$734,410
Total deposits	$532,632	$-	$532,632

Interest income	$6,796	$355	$7,151
Interest expense	1,320	305	1,625
Net interest income	$5,476	$50	$5,526
(Credit) provision for loan and lease losses	(737)	98	(639)
Total non-interest income	566	206	772
Total non-interest expense	4,937	385	5,322
Income tax expense (benefit)	-	-	-
Net income (loss)	$1,842	$(227)	$1,615
Noncontrolling interest	$156	$(39)	$117
Net income (loss) attributable to Royal Bancshares	$1,686	$(188)	$1,498

	Three months ended March 31, 2013
(In thousands)	Community Banking	Tax Liens	Consolidated
Total assets	$715,157	$36,221	$751,378
Total deposits	$531,370	$-	$531,370

Interest income	$5,949	$803	$6,752
Interest expense	1,551	429	1,980
Net interest income	$4,398	$374	$4,772
(Credit) provision for loan and lease losses	(310)	59	(251)
Total non-interest income	1,162	246	1,408
Total non-interest expense	5,611	529	6,140
Income tax expense (benefit)	-	-	-
Net income	$259	$32	$291
Noncontrolling interest	$160	$13	$173
Net income attributable to Royal Bancshares	$99	$19	$118
Interest income earned by the community banking segment related to the tax liens segment was approximately $305,000 and $429,000 for the three month periods ended March 31, 2014 and 2013, respectively.

Note 17.	Federal Home Loan Bank Stock

As a member of the FHLB, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of March 31, 2014 and December 31, 2013, FHLB stock totaled $4.0 million and $4.2 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of March 31, 2014.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K for the year ended December 31, 2013.

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

Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2013) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements.  The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.  We completed an internal review of this financial information.  This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we have identified other-than-temporary impairment on investment securities, accounting for allowance for loan and lease losses, valuation allowance of deferred tax assets, loans held for sale, the valuation of other real estate owned, net periodic pension costs and the pension benefit obligation as among the most critical accounting policies and estimates.  These critical accounting policies and estimates are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

Financial Highlights and Business Results

On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. The principal activities of the Company are supervising Royal Bank, which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in central and southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

The Company’s results of operations depend primarily on net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” section in Management’s Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At March 31 2014, commercial real estate loans, commercial and industrial loans, construction and land development loans, and leases comprised 42%, 19%, 13%, and 12%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

From 2008 through 2012, the Company recorded significant impairment charges on non-accrual loans, OREO and investment securities, which had weighed heavily on earnings and was the largest contributing factor to the Company’s losses in those years.  Also contributing to the losses were increased costs associated with the historically high level of non-performing assets and legal expenses related to credit quality issues and the tax lien subsidiaries.  Finally, the establishment of a valuation allowance in 2008 and subsequent years that currently amounts to $37.2 million, has prevented the Company from utilizing tax credits from losses during the past five years.

Management successfully executed the Company’s strategic plan which included improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, cutting the overall level of expenses, and returning to profitability.  While the Company’s past deleveraging strategy improved the risk profile of the Company by shedding higher risk assets and paying off higher cost brokered CDs, it has had a negative impact on income. The deleveraging has resulted in lower average loan balances and a higher proportion of lower yielding investment securities, which have negatively impacted net interest income, a principal source of income. While credit quality costs associated with non-performing assets negatively affect financial results, their impact has diminished as the overall level of non-performing assets declined.

The financial results for the first quarter of 2014 illustrate the further progress of the Company’s current multi-faceted strategic plan with the goal of consistent profitability.   A key strategy in 2014 is to refresh Royal Bank’s retail products and branch network. During the first quarter of 2014, the Company reorganized the retail division to better serve existing customers, develop the retail sales teams, and attain new customer relationships. Royal Bank held a successful 50th anniversary campaign, offering a Kindle to new customers who met certain deposit account opening criteria. The Company relocated the Villanova and Phoenixville branches and is in the process of relocating two additional branches to more convenient, high-traffic locations within similar markets. Additionally, customers now have access to 55,000 ATMs nationwide from a new arrangement.  During the most recent quarter, five highly experienced industry veterans joined the Company.  These included two commercial relationship managers, two retails sales managers and the head of sales and product training.  Their collective experience spans community and regional banks.  The hiring of these individuals was funded through the rightsizing of the organization and is fully integrated into the Company’s budget. Overall positive financial results have benefited from our rebranding and the ability to attract and retain commercial and consumer customers.

Consolidated Net Income

Net income for the first quarter of 2014 amounted to $1.5 million and basic and diluted earnings per share of $0.06 compared to $118,000 and basic and diluted loss per share of ($0.03) for the comparable period in 2013. The $1.4 million improvement for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was mainly related to the following items:

•	Net interest income grew $754,000, or 15.8%.
•	Salaries and benefits declined $409,000, or 14.7%.
•	Credit for loan and lease losses improved $388,000.
•	Credit related expenses decreased $280,000, or 46.3%.
•	Gains on sales of loans and leases increased $121,000.

Partially offsetting these positive items was a $676,000 reduction in gains on the sale of Company owned real estate, and increases of $71,000 and $60,000 in advertising and marketing and occupancy and equipment expenses, respectively.

Interest Income

Total interest income of $7.1 million for the first quarter of 2014 grew $399,000, or 5.9%, from the comparable quarter of 2013. The improvement was primarily driven by an increase of $638,000 quarter versus quarter in interest income on investment securities. Average interest-earning assets amounted to $690.7 million in the first quarter of 2014, which resulted in a decline of $18.1 million, or 2.6%, from the level of $708.8 million in the first quarter of 2013. The decrease in average interest-earning assets was mainly related to a $22.6 million drop in average investment securities to $318.2 million for the quarter ended March 31, 2014.  Average cash equivalents declined $9.1 million quarter over quarter. While average loan balances increased $13.6 million to $366.2 million for the first quarter of 2014, the associated interest income declined $237,000 and was directly related to the tax lien portfolio.  Interest income related to tax liens fell $433,000 quarter over quarter due to an $11.5 million, or 46.0% decline in average balances.  Interest income on the remaining loan portfolio increased $196,000.

For the first quarter of 2014, the yield on average interest-earning assets of 4.20% amounted to an enhancement of 34 basis points from the yield of 3.86% for the prior year’s first quarter. Driving the improvement in yield quarter over quarter was an increase of 92 basis points in the average yield on investments (2.45% versus 1.53%) which contributed $685,000 to interest income.  Contributing to the increase in average yield on average interest-earning assets were non-recurring loan fees of approximately $130,000.  However the average yield on loans declined 49 basis points (5.79% versus 6.28%). The investment yield in the first quarter of 2013 was negatively impacted by the accelerated amortization of premiums due to prepayments of government agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities.  The decrease in loan yields reflects the decline in higher yielding tax liens quarter versus quarter which adversely effected interest income by $433,000.

Interest Expense

Total interest expense of $1.6 million in the first quarter of 2014 declined $355,000, or 17.9%, from the comparable quarter of 2013. The reduction in interest expense was primarily associated with a decline in the average interest rates paid on average interest-bearing liabilities as well as lower average balances of such liabilities.  For the first quarter of 2014, average interest-bearing liabilities of $594.9 million decreased $22.8 million, or 3.7%, from $617.7 million for the comparable period in 2013.  For the three months ended March 31, 2014, average certificates of deposit and average borrowings amounted to $236.6 million and $130.2 million, respectively, and reflected declines of $8.7 million, or 3.5%, and $3.8 million, or 2.8%, respectively, from the comparable quarter of 2013.  These declines in average balances combined with interest rate reductions resulted in interest expense decreases of $165,000 and $195,000 for average CDs and borrowings, respectively.

The average interest rate paid on average total interest-bearing liabilities during the first quarter of 2014 amounted to 1.11%, which represented an improvement of 19 basis points from the average interest rate paid during the comparable quarter of 2013. During the first quarter of 2014 the average interest rate paid on average interest-bearing deposits was 0.80% which resulted in a decline of 10 basis points from the level of 0.90% during the comparable quarter of 2013. Quarter versus quarter lower average interest rates were paid on CDs (1.26% in 2014 versus 1.49% in 2013), while NOW and money market rates slightly increased 2 basis points (0.32% in 2014 versus 0.30% in 2013). The decline in average interest rates paid on CDs was attributed to lower rates on new accounts and the continued run off of maturing retail CDs. The average interest rate paid for borrowings during the first quarter of 2014 was 2.22%, which amounted to a reduction of 52 basis points from the average rate paid of 2.74% during the first quarter of 2013.

Net Interest Income and Margin

Net interest income for the quarter ended March 31, 2014 amounted to $5.5 million resulting in an increase of $754,000, or 15.8%, from the comparable quarter of 2013.  The improvement in net interest income was primarily attributed to an increase in the average yield on investment securities and a net reduction in the average rates paid on average interest-bearing liabilities quarter versus quarter. The increase in the average yield on investment securities was due to higher yields on new purchases.  Additionally, the prepayments on government agency MBS and CMO investment securities declined, which had a positive effect on the amortization of premiums.  The decrease in average CD and borrowing balances combined with their respective interest rate reductions contributed $358,000 to the total decline in interest expense.

The net interest margin for the first quarter of 2014 was 3.24%, which grew 51 basis points from 2.73% for the comparable quarter of 2013.  Quarter over quarter, the contribution from the 92 basis point improvement in the average yield on investment securities (2.45% versus 1.53%) was partially offset by the 49 basis point reduction in the average yield on loans and leases (5.79% versus 6.28%).  The average yield on interest-earning assets for the first quarter of 2014 was 4.20% compared to 3.86% for the same period in 2013.  Contributing to the increase in average yield on average interest-earning assets were non-recurring loan fees of approximately $130,000.  Funding costs improved from an average interest rate paid of 1.30% for the first quarter of 2013 to 1.11% for the first quarter of 2014.  The Company continued to redeem and re-price maturing retail CDs which led to a 23 basis point reduction in average interest rates paid quarter over quarter (1.26% in 2014 versus 1.49% in 2013).  Additionally the average rates paid on borrowings declined 52 basis points (2.22% in 2014 versus 2.74% in 2013).

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	March 31, 2014			March 31, 2013
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$6,393	$5	0.32%	$15,508	$7	0.18%
Investment securities	318,171	1,922	2.45%	340,806	1,284	1.53%
Loans	366,166	5,224	5.79%	352,541	5,461	6.28%
Total interest earning assets	690,730	7,151	4.20%	708,855	6,752	3.86%
Non-earning assets	42,625			48,790
Total average assets	$733,355			$757,645
Interest-bearing deposits
NOW and money markets	$210,233	167	0.32%	$220,813	162	0.30%
Savings	17,874	9	0.20%	17,581	9	0.21%
Time deposits	236,598	737	1.26%	245,267	902	1.49%
Total interest bearing deposits	464,705	913	0.80%	483,661	1,073	0.90%
Borrowings	130,245	712	2.22%	134,064	907	2.74%
Total interest bearing liabilities	594,950	1,625	1.11%	617,725	1,980	1.30%
Non-interest bearing deposits	63,913			58,373
Other liabilities	23,750			27,757
Shareholders' equity	50,742			53,790
Total average liabilities and equity	$733,355			$757,645
Net interest margin		$5,526	3.24%		$4,772	2.73%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three month period ended March 31, 2014, as compared to the respective period in 2013, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2014 vs. 2013
	Increase (decrease)
(In thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(7)	$5	$(2)
Total short term earning assets	(7)	5	(2)
Investments securities	(47)	685	638
Loans
Commercial demand loans	(85)	60	(25)
Commercial real estate	129	(116)	13
Residential real estate	197	(80)	117
Leases	89	79	168
Tax certificates	(318)	(115)	(433)
Consumer	(7)	(2)	(9)
Loan fees	(68)	-	(68)
Total loans	(63)	(174)	(237)
Total (decrease) increase in interest income	(117)	516	399
Interest expense
Deposits
NOW and money market	$(8)	$13	$5
Savings	-	-	-
Time deposits	(30)	(135)	(165)
Total deposits	(38)	(122)	(160)
Borrowings	(26)	(165)	(191)
Trust preferred	-	(4)	(4)
Total decrease in interest expense	(64)	(291)	(355)
Total (decrease) increase in net interest income	$(53)	$807	$754
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

Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals on the fair value of real estate collateral.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Once a loan is determined to be impaired it will be deducted from the portfolio and the net remaining balance will be used in the general and qualitative analysis.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.

The amount of the allowance is reviewed and approved by the Chief Financial Officer (“CFO”), Chief Administrative and Risk Officer (“CARO”), Chief Lending Officer (“CLO”), and Chief Credit Officer (“CCO”) on at least a quarterly basis.  Management believes that the allowance at March 31, 2014 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Due to the continuing improvement in the credit quality of the loan portfolio and the decline in non-accrual loan balances, the Company recorded a credit to the allowance of $639,000 in the first quarter of 2014 compared to a credit of $251,000 in the comparable quarter of 2013. The allowance decreased $1.8 million from $13.7 million at December 31, 2013 to $11.9 million at March 31, 2014. The decline in the allowance was directly related to the charge-off of specific reserves and a reduction of approximately $7.0 million in classified loans.  Impaired loans decreased $1.6 million during the first quarter of 2014.  The allowance was 3.31% of total loans and leases held for investment at March 31, 2014 compared to 3.73% at December 31, 2013.

Changes in the allowance were as follows:

	For the three months ended March 31,
(In thousands)	2014	2013
Balance at period beginning	$13,671	$17,261
Charge-offs
Commercial real estate	(350)	(835)
Construction and land development	-	(820)
Commercial and industrial	(452)	(173)
Leases	(118)	(147)
Tax certificates	(265)	(10)
Total charge-offs	(1,185)	(1,985)
Recoveries
Commercial real estate	-	104
Construction and land development	-	95
Commercial and industrial	4	4
Residential real estate	2	151
Leases	13	-
Tax certificates	-	10
Total recoveries	19	364
Net charge-offs	(1,166)	(1,621)
(Credit) provision for loan and lease losses	(639)	(251)
Balance at period end	$11,866	$15,389

An analysis of the allowance by loan type is set forth below:

	March 31, 2014		December 31, 2013
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$4,928	41.8%	$5,498	40.5%
Construction and land development	2,263	12.8%	2,316	12.3%
Commercial and industrial	1,862	19.1%	3,006	21.7%
Multi-family	401	3.3%	402	3.2%
Residential real estate	490	7.4%	473	7.0%
Leases	1,357	12.2%	1,223	11.6%
Tax certificates	387	3.1%	555	3.5%
Consumer	17	0.3%	15	0.2%
Unallocated	161	-	183	-
Total allowance	$11,866	100.0%	$13,671	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

(Amounts in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans (1)	$9,345	$10,157
Other real estate owned	9,368	9,617
Total nonperforming assets	$18,713	$19,774
Nonperforming assets to total assets	2.55%	2.70%
Total non-accural loans to total loans	2.61%	2.76%
ALLL to non-accrual loans	126.98%	134.60%
ALLL to total LHFI	3.31%	3.73%

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	March 31, 2014		December 31, 2013
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans
Commercial real estate	$1,580	$-	$2,325	$331
Construction and land development	2,318	-	2,650	-
Commercial & industrial	2,937	-	3,629	452
Residential real estate	746	22	632	19
Leases	627	116	467	60
Tax certificates	1,137	-	454	24
Total non-accrual loans	$9,345	$138	$10,157	$886

Non-accrual loan activity for the first quarter of 2014 is set forth below:

		1st Quarter Actvity
(In thousands)	Balance at January 1, 2014	Additions	Payments and other decreases	Charge-offs*	Transfer to OREO	Balance at March 31, 2014
Non-accrual loans
Construction and land development	$2,650	$-	$(332)	$-	$-	$2,318
Commercial real estate	2,325	-	(395)	(350)	-	1,580
Commercial & industrial	3,629	99	(339)	(452)	-	2,937
Residential real estate	632	114	-	-	-	746
Leases	467	278	-	(118)	-	627
Tax certificates	454	1,620	-	(265)	(672)	1,137
Total non-accrual loans	$10,157	$2,111	$(1,066)	$(1,185)	$(672)	$9,345

*Charge-offs on LHFI were recorded in the allowance.

Total non-accrual loans at March 31, 2014 were $9.3 million compared to $10.2 million at December 31, 2013.    The slight decrease of $812,000 was the result of $1.2 million in charge-offs related to specific reserves, $1.0 million reduction in existing non-accrual loan balances through payments and payoffs, and $672,000 in transfers to OREO, which were partially offset by additions of $2.1 million.  The tax certificate portfolio accounted for the majority of the new non-accrual activity and transfers to OREO.  If interest had been accrued, such income would have been approximately $275,000 for the three months ended March 31, 2014.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

	March 31,	December 31,
(In thousands)	2014	2013
Impaired loans with a valuation allowance	$885	$3,835
Impaired loans without a valuation allowance	16,013	14,671
Total impaired loans and leases	$16,898	$18,506
Valuation allowance related to impaired loans	$138	$886

	For the three months
	ended March 31,
(In thousands)	2014	2013
Average investment in impaired loans	$17,767	$28,534
Interest income recognized on impaired loans and leases	$101	$161
Interest income recognized on a cash basis on impaired loans and leases	$-	$27

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At March 31 2014, the Company had twelve TDRs, with a total carrying value of $10.3 million.  At the time of the modifications, four of the loans were already classified as impaired non-accrual loans.  At December 31, 2013, the Company had twelve TDRs with a total carrying value of $12.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

Other Real Estate Owned

OREO slightly declined $249,000 from $9.6 million at December 31, 2013 to $9.4 million at March 31, 2014.  During the past year there was a shift in OREO composition from real estate acquired through, or in lieu of foreclosure in settlement of loans to real estate acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2013 to March 31, 2014.

	For the three months ended March 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(55)	(820)	(875)
Net (losses) gains on sales	(14)	143	129
Assets acquired on non-accrual loans	-	672	672
Impairment charge	(74)	(101)	(175)
Ending balance	$1,582	$7,786	$9,368

At March 31, 2014, OREO was comprised of $769,000 in land, $521,000 in commercial real estate, $7.8 million in tax liens, and residential real estate with a fair value of $292,000.  During the first quarter of 2014, the Company sold two condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $55,000 and recorded a net loss of $14,000.  As a result of these two sales and new agreements of sale the Company recorded an impairment charge of $74,000 on the remaining condominium units.

As shown in the table above the composition of the OREO assets has evolved to properties acquired through the tax lien portfolio.  During the first quarter of 2014, the Company transferred $672,000 to OREO which represents eight properties.  During the same period the Company sold thirteen of the tax lien properties, received proceeds of $820,000, and recorded net gains of $143,000 as a result of these sales. Additionally, the Company recorded impairment charges of $101,000 in the first quarter of 2014 related to the tax lien properties.  At December 31, 2013, OREO assets acquired through the tax lien portfolio were $7.9 million and were comprised of 59 properties.

Credit Classification Process

The Company uses a nine point risk rating classification system commonly used in the financial services industry.  The first four risk rating classifications are rated Pass.  The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss.  During the underwriting process, the CCO assigns each loan with an initial risk rating, which is approved by the appropriate loan committee. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

The loan review function is outsourced to a third party vendor which examines credit quality and portfolio management.  The loan review vendor applies the Company’s loan rating system to specific credits and reviews approximately 50% of the total commercial loan portfolio. Emphasis is on the larger new and seasoned loan relationships and includes criticized and classified loans.  Additionally, the loan review vendor ensures that all critical industry segments are adequately represented in their review.  The loan review vendor will also review loans specifically requested by management. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Classified, Charge-off and Impairment Committee (“CCIC”) for discussion. The CCO is the primary bank officer dealing with the third party vendor during the reviews.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days and include non-impaired substandard loans. Potential problem loans amounted to approximately $9.3 million and $9.1 million at March 31, 2014 and December 31, 2013.  Included in potential problem loans is one relationship with a carrying value of $4.1 million.  While the loan relationship was not delinquent at March 31, 2014 or December 31, 2013, management is concerned about the credit and has been monitoring it closely.

Non-interest Income

Non-interest income for the first quarter of 2014 was $772,000 compared to $1.4 million for the comparable quarter of 2013 resulting in a decrease of $636,000.  During the first quarter of 2013, the Company recorded $676,000 in gains on the sale of premises and equipment related to the sale of two Company owned properties. There were no such gains in the 2014 period.  Additionally, gains on the sale of AFS investment securities declined $45,000 ($0 in 2014 versus $45,000 in 2013) and net gains on the sale of OREO declined $33,000 ($129,000 in 2014 versus $162,000 in 2013). Gains on the sales of loans and leases increased $121,000 from $16,000 for the three months ended March 31, 2013 to $137,000 for the same period in 2014.

Non-interest Expense

Non-interest expense decreased $818,000 from $6.1 million for the first quarter of 2013 to $5.3 million for the first quarter of 2014. The improvement was primarily related to a decline of $409,000, or 14.7%, in salaries and benefits ($2.4 million in 2014 versus $2.8 million in 2013) due to a 22% reduction in the workforce. Quarter versus quarter as asset credit quality continued to improve, impairment on LHFS fell $100,000 ($0 in 2014 versus $100,000 in 2013), loan collection expenses decreased $97,000 ($39,000 in 2014 versus $136,000 in 2013) and OREO expenses and impairment declined $83,000 ($286,000 in 2014 versus $369,000 in 2013).  Professional and legal fees declined $57,000 ($603,000 in 2014 versus $660,000 in 2013) and the Company did not record restructuring charges in 2014 ($0 in 2014 versus $87,000 in 2013).  The 2013 restructuring charges were related to the reduction in work force of twelve employees which occurred during the first quarter of 2013.  Partially offsetting these declines was an increase of $71,000 in marketing and advertising ($116,000 in 2014 versus $45,000 in 2013) for promotion of the Company’s new and enhanced products and services.  Additionally, the harsh winter conditions in our markets impacted occupancy and equipment expenses, which increased $60,000 ($630,000 in 2014 versus $570,000 in 2013).

Income Tax Expense

Total income tax expense for the first quarter of 2014 and the comparable quarter of 2013 was $0. The Company did not record a tax expense during the first quarter of 2014 despite net income of $1.5 million and the first quarter of 2013 despite net income of $118,000 due to the inability to utilize the net operating loss carryforward from prior years.

The Company concluded at March 31, 2014 and December 31, 2013 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result the Company has recorded a cumulative non-cash charge of $37.2 million in the consolidated statement of operations that began in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. The effective tax rate for the first quarters of both 2014 and 2013 was 0%.

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

	Three months ended March 31, 2014
(In thousands)	Community Banking	Tax Liens	Consolidated
Total assets	$709,911	$24,499	$734,410
Total deposits	$532,632	$-	$532,632

Interest income	$6,796	$355	$7,151
Interest expense	1,320	305	1,625
Net interest income	$5,476	$50	$5,526
(Credit) provision for loan and lease losses	(737)	98	(639)
Total non-interest income	566	206	772
Total non-interest expense	4,937	385	5,322
Income tax expense (benefit)	-	-	-
Net income (loss)	$1,842	$(227)	$1,615
Noncontrolling interest	$156	$(39)	$117
Net income (loss) attributable to Royal Bancshares	$1,686	$(188)	$1,498

	Three months ended March 31, 2013
(In thousands)	Community Banking	Tax Liens	Consolidated
Total assets	$715,157	$36,221	$751,378
Total deposits	$531,370	$-	$531,370

Interest income	$5,949	$803	$6,752
Interest expense	1,551	429	1,980
Net interest income	$4,398	$374	$4,772
(Credit) provision for loan and lease losses	(310)	59	(251)
Total non-interest income	1,162	246	1,408
Total non-interest expense	5,611	529	6,140
Income tax expense (benefit)	-	-	-
Net income	$259	$32	$291
Noncontrolling interest	$160	$13	$173
Net income attributable to Royal Bancshares	$99	$19	$118

CommunityBank Segment

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC.  RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC are wholly owned subsidiaries of Royal Bank.  These three entities were established to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.  Royal Bank also owns 60% of Royal Bank America Leasing, LP.  At March 31, 2014, Royal Bank owns 80% of the subsidiary, Crusader Servicing Corporation and wholly owns Royal Tax Lien Services, LLC, each of which was formed to purchase and service delinquent tax liens.  At March 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.

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

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in fourteen states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 116 people on a full-time equivalent basis as of March 31, 2014.

Deposits: At March 31, 2014, total deposits of Royal Bank were distributed among demand deposits (14%), money market deposit, savings and NOW accounts (43%) and time deposits (43%). At March 31, 2014, deposits of $534.9 million increased $3.3 million from $531.6 million at year end 2013.  Included in Royal Bank’s deposits are approximately $2.3 million of intercompany deposits that are eliminated through consolidation.

Lending: At March 31, 2014, Royal Bank, including its subsidiaries, had a total net loan portfolio of $346.8 million, representing 48% of total assets. The loan portfolio is categorized into commercial and industrial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax liens, small business leases and consumer loans.  At March 31, 2014, net loans decreased $7.5 million from year end 2013 due to pay downs, payoffs, charge-offs, transfers to OREO and a decline in the allowance which were partially offset by new loan originations.

Business results: Total assets of Royal Bank were $726.4 million at March 31, 2014 compared to $724.7 million at year end 2013.  Royal Bank recorded net income of $1.6 million for the first quarter of 2014 compared to $203,000 for the comparable quarter of 2013. Total interest income of Royal Bank for the quarter ended March 31, 2014 was $7.1 million compared to $6.8 million for the quarter ended March 31, 2013, an increase of 5.9%.  The growth in interest income was primarily attributed to an increase in the yield on investment securities, which was partially offset by a decline in interest income on loans and leases.  The increase in investment interest income was due to a decline in the prepayments of government agency MBS and CMO securities which had a positive effect on the amortization of premiums.  Interest expense was $1.6 million for the quarter ended March 31, 2014, compared to $2.0 million for the quarter ended March 31, 2013, a decrease of 17.7% due to the intentional run off and re-pricing of higher costing retail CDs and FHLB advances. The $1.4 million improvement in net income quarter versus quarter was mainly attributable to a $792,000 decline in non-interest expense, a $750,000 increase in net interest income, and a $388,000 increase in the credit to loans and leases which were partially offset by a $630,000 decline in non-interest income. During the first quarter of 2013, Royal Bank recorded a $676,000 gain on the sale of two facilities.  The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended March 31, 2014, RID reported net income of $156,000, compared to net income of $170,000 for the three months ended March 31, 2013. The quarter versus quarter decrease was primarily related to an increase in other expenses of $8,000 and a $5,000 decline in gains on the sale of investment securities.  At March 31, 2014 total assets of RID were $30.6 million, of which $2.9 million was held in cash and cash equivalents and $3.8 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At March 31, 2014 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At March 31, 2014, Royal Preferred LLC had total assets of $24.2 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2014 were 2.38%.

Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  The Company received approval and paid the first quarter interest payment in March 2014.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business financing leases. Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual leases in amounts up to $250,000. Leases originated in amounts in excess of $250,000 are sold to other leasing companies.

Business results: At March 31, 2014, total assets of Royal Leasing were $43.6 million, including $43.4 million in net leases, as compared to $42.3 million in assets at December 31, 2013.  For the quarter ended March 31, 2014, Royal Leasing had net interest income of $617,000 compared to $561,000 for the comparable period of 2013; provision for lease losses of $238,000 versus a credit of $47,000 in the comparable quarter of 2013; non-interest income of $209,000 as compared to $130,000 in the first quarter of 2013; and non-interest expense of $109,000 compared to $117,000 quarter over quarter.  Prior to partner distributions, net income for the quarter ended March 31, 2014 was $478,000, a decrease of $144,000 from $622,000 for the three months ended March 31, 2013.  The decline in net income prior to partner distributions was mainly due to the increase in provision for lease losses.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2014, the amount due Royal Bank from RBA Leasing was $40.0 million.

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

Business results: At March 31, 2014 and December 31, 2014, total assets of RIA were $5.9 million.  For the quarter ended March 31, 2014, RIA recorded a net loss of $7,000 compared to $10,000 for the comparable period of 2013.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2014, there were no outstanding loans from Royal Bank to RIA.

Tax Lien Segment

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds an 80% ownership interest in Crusader Servicing Corporation (“CSC”). At March 31, 2013 Royal Bank’s ownership interest was 60%.  Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.

Business results:  CSC had net interest expense of $73,000 for the quarter ended March 31, 2014 compared to $63,000 for the comparable quarter in 2013.  The $10,000 decline was primarily related to the decline in average lien balances.  CSC recorded a net loss of $197,000 for the three months ended March 31, 2014 compared to $112,000 for the comparable period of 2013. The $85,000 quarter versus quarter increase in net loss was primarily related to an $88,000 drop in net gains on the sales of OREO.  At March 31, 2014, total assets of CSC were $4.4 million, of which $757,000 was held in tax liens and $3.5 million was in OREO while at December 31, 2013 total assets were $4.8 million, of which $896,000 was held in tax liens and $3.8 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At March 31, 2014, the amount due Royal Bank from CSC was $4.7 million.

Royal Tax Lien Services, LLC

On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank wholly owns RTL.  At March 31, 2103 Royal Bank held a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RTL was formed to purchase and service delinquent tax certificates.  RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.  RTL ceased acquiring tax certificates at public auctions in 2010.

Business results: RTL’s net interest income of $123,000, for the quarter ended March 31, 2014, significantly decreased $314,000 from the comparable quarter of 2013.  The decrease in net interest income was largely due to a quarter-versus-quarter substantial decline in tax liens outstanding.  For the quarter ended March 31, 2014, RTL recorded a net loss of $30,000 compared to net income of $144,000 for the comparable quarter in 2013.  The $174,000 reduction in net income was primarily related to the decrease in net interest income.  Professional and legal fees declined $117,000 while gains on the sale of OREO increased $51,000.   At March 31, 2014, total assets of RTL were $20.1 million, of which $10.4 million was held in tax liens and $4.3 million was held in OREO as compared to total assets at December 31, 2013 of $21.7 million, of which $11.8 million was held in tax liens and $4.1 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At March 31, 2014, the amount due Royal Bank from RTL was $13.0 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at March 31, 2014 were $734.4 million, an increase of $2.2 million, or 0.3%, from December 31, 2013.  This small increase was mainly attributed to increases of $7.1 million and $3.5 million in cash and cash equivalents and investment securities, respectively, which were partially offset by declines of $6.0 million and $1.4 million in net loans and leases and loans held for sale, respectively.  Cash flows from the loan portfolio were held in cash due to expected redeployment into new loan originations.

Cash and Cash Equivalents

Total cash and cash equivalents of $23.9 million at March 31, 2014 grew $7.1 million from $16.8 million at December 31, 2013 due to cash flows from the loan portfolio and growth in deposits.

Investment Securities

AFS investment securities of $312.2 million at March 31, 2014, rose $3.5 million from the level at December 31, 2013.  The growth was primarily due to the investment of cash flows from the loan portfolio.  FHLB stock was $4.0 million at March 31, 2014 and $4.2 million at December 31, 2013.

The AFS portfolio had gross unrealized losses of $7.0 million at March 31, 2014 compared to $9.7 million at December 31, 2013.  The $2.7 million improvement in the gross unrealized loss was directly related to decreases of $1.9 million, $247,000 and $192,000 in gross unrealized losses on government agency debt securities, MBS and Agency CMOs, respectively.   There was no OTTI impairment for any of the investments during the first quarter of 2014 or the first quarter of 2013.  The AFS portfolio had net unrealized losses of $2.0 million at March 31, 2014, which recovered $3.1 million from net unrealized losses of $5.1 million at December 31, 2013.  For the first quarter of 2014, the improvement in net unrealized losses was primarily associated with a decline in the 10-year Treasury yield curve from 3.03% at December 31, 2013 to 2.73% at March 31, 2014.

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

Loans and Leases

Total loans and leases of $358.7 million declined $7.8 million, or 2.1%, from the level at December 31, 2013.  The decline in loans and leases was directly impacted by an approximate $7.0 million improvement in classified loans due to payoffs and pay downs coupled with payoffs of out of market loans. The Company has become more selective in approving commercial real estate loans. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate and more recently middle market business lending.

The following table represents loan balances by type:

(In thousands)	March 31, 2014	December 31, 2013
Commercial real estate	$150,111	$148,293
Construction and land development	45,751	45,261
Commercial and industrial	68,664	79,589
Multi-family	11,876	11,737
Residential real estate	26,465	25,535
Leases	43,644	42,524
Tax certificates	11,182	12,716
Consumer	965	826
Total loans and leases	$358,658	$366,481

Deposits

Total deposits, the Company’s primary source of funds, grew $3.6 million, or 0.7%, from $529.0 million at December 31, 2013 to $532.6 million at March 31, 2014.  The growth in deposits was primarily related to the 50th anniversary retail campaign targeting new households with the aim to improve the deposit product composition.  Checking and money market accounts increased $11.8 million while certificates of deposit declined $9.0 million.

The following table represents ending deposit balances by type:

(In thousands)	March 31, 2014	December 31, 2013
Demand (non-interest bearing)	$70,560	$60,473
NOW	41,071	45,375
Money Markets	170,687	164,678
Savings	18,449	17,593
Time deposits (over $100)	88,575	92,763
Time deposits (under $100)	143,290	148,082
Total deposits	$532,632	$528,964

Borrowings

Total borrowings, which include long-term borrowings and trust preferred securities, amounted to $128.5 million at March 31, 2014 compared to $133.6 million at December 31, 2013. The $5.1 million decline is attributable to a $5.0 million decrease in short-term borrowings and payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Consolidated shareholders’ equity of $51.6 million at March 31, 2014 increased $3.8 million, or 7.9%, from $47.8 million at December 31, 2013. The increase was related to an increase of $2.2 million in other comprehensive income mostly related to improvement in the valuation of the investment portfolio and net income of $1.5 million for the first quarter of 2014.

The Company received regulatory approval to bid up to $14.0 million to purchase shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”) issued in 2009 to the United States Department of the Treasury under the TARP program in an auction of such shares to be conducted by the Treasury.  The Company expects the auction to occur in the second quarter of 2014.  If the Company is successful in purchasing shares of the preferred stock then a shareholder rights offering will be offered to existing shareholders.  Both actions received shareholder approval in 2013.

CAPITAL ADEQUACY

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The capital adequacy guidelines require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of March 31, 2014 and December 31, 2013, the Company and Royal Bank met all capital adequacy requirements to which they are subject.  Royal Bank also met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2014 and the previous 14 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2014	$73,194	16.17%	$36,218	8.00%	$45,272	10.00%
At December 31, 2013	$71,417	15.61%	$36,590	8.00%	$45,737	10.00%
Tier I capital (to risk-weighted assets)
At March 31, 2014	$67,458	14.90%	$18,109	4.00%	$27,163	6.00%
At December 31, 2013	$65,602	14.34%	$18,295	4.00%	$27,442	6.00%
Tier I capital (to average assets, leverage)
At March 31, 2014	$67,458	9.36%	$28,840	4.00%	$36,050	5.00%
At December 31, 2013	$65,602	9.13%	$28,739	4.00%	$35,924	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

(In thousands)	For the three months ended March 31, 2014	For the year ended December 31, 2013
RAP net loss	$(2,897)	$(139)
Tax lien adjustment, net of noncontrolling interest	4,456	2,844
U.S. GAAP net income	$1,559	$2,705

	At March 31, 2014		At December 31, 2013
	As reported under RAP	As adjusted for U.S. GAAP	As reported under RAP	As adjusted for U.S. GAAP
Total capital (to risk-weighted assets)	16.17%	17.00%	15.61%	16.49%
Tier I capital (to risk-weighted assets)	14.90%	15.74%	14.34%	15.22%
Tier I capital (to average assets, leverage)	9.36%	9.92%	9.13%	9.73%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2014	$85,890	18.60%	$36,941	8.00%	N/A	N/A
At December 31, 2013	$84,384	18.09%	$37,315	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At March 31, 2014	$73,543	15.93%	$18,471	4.00%	N/A	N/A
At December 31, 2013	$71,432	15.31%	$18,658	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At March 31, 2014	$73,543	10.03%	$29,335	4.00%	N/A	N/A
At December 31, 2013	$71,432	9.79%	$29,178	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

(In thousands)	For the three months ended March 31, 2014	For the year ended December 31, 2013
U.S. GAAP net income	$1,498	$2,109
Tax lien adjustment, net of noncontrolling interest	(4,456)	(2,844)
RAP net loss	$(2,958)	$(735)

	At March 31, 2014		At December 31, 2013
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	18.60%	17.79%	18.09%	17.24%
Tier I capital (to risk-weighted assets)	15.93%	14.79%	15.31%	14.10%
Tier I capital (to average assets, leverage)	10.03%	9.28%	9.79%	8.98%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  At March 31, 2014, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At March 31, 2014, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.   The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At March 31, 2014, the Company’s liquidity ratios were more than five times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  As of March 31, 2014 the Series A Preferred stock dividend in arrears was $8.2 million and has not been recognized in the consolidated financial statements.

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of March 31, 2014, and the difference or “GAP” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At March 31, 2014, the Company is in a liability sensitive position of $27.4 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  Additionally, the Company has exposure to rising rates as $184.4 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$13.7	$-	$-	$-	$10.2	$23.9
Investment securities AFS	15.2	27.2	171.7	101.6	(3.5)	312.2
Loans: (2)
Fixed rate	26.5	30.0	123.1	82.8	(11.9)	250.5
Variable rate	35.2	61.1	-	-	-	96.3
Total loans	61.7	91.1	123.1	82.8	(11.9)	346.8
Other assets (3)	-	21.6	-	-	29.9	51.5
Total Assets	$90.6	$139.9	$294.8	$184.4	$24.7	$734.4
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$70.6	$70.6
Interest bearing deposits	25.2	75.6	129.4	-	-	230.2
Certificate of deposits	26.2	97.4	94.3	13.9	-	231.8
Total deposits	51.4	173.0	223.7	13.9	70.6	532.6
Borrowings	33.5	-	95.0	-	-	128.5
Other liabilities	-	-	-	-	21.7	21.7
Capital	-	-	-	-	51.6	51.6
Total liabilities & capital	$84.9	$173.0	$318.7	$13.9	$143.9	$734.4
Net interest rate GAP	$5.7	$(33.1)	$(23.9)	$170.5	$(119.2)
Cumulative interest rate GAP	$5.7	$(27.4)	$(51.3)	$119.2
GAP to total assets	1%	-5%
GAP to total equity	11%	-64%
Cumulative GAP to total assets	1%	-4%
Cumulative GAP to total equity	11%	-53%

(1)	Interest earning assets are included in the period in which the balances are expected to be repaid and/or re-priced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	Reflects principal maturing within the specified periods for fixed and re-pricing for variable rate loans; includes non-performing loans.
(3)	Includes FHLB stock.

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At March 31, 2014, floating rate loans with floors and without floors were $78.5 million and $17.8 million, respectively.

REGULATORY ACTIONS

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the FDIC and the Department. Included in the MOU is the requirement of maintaining a ratio of tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At March 31, 2014, based on capital levels calculated under regulatory accounting purposes (“RAP”), Royal Bank’s leverage and total risk-based capital ratios were 9.36% and 16.17%, respectively.  Please refer to “Capital Adequacy” under “Financial Condition”.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, except as described below, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, that the Company’s disclosure controls and procedures were effective at March 31, 2014.

As described in Item 9A in our Annual Report on Form 10-K for the year-ended December 31, 2013, management had identified a material weakness associated with internal controls over financial reporting for income taxes. To remediate this weakness, the Company engaged a nationally recognized independent public accounting firm to review and improve the Company’s accounting procedures related to income taxes for December 31, 2013. During 2014, the independent public accounting firm will continue to perform this review.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.  All non-routine legal proceedings are described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 12, 2014.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 12, 2014.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 12, 2014.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of  Royal Bancshares of Pennsylvania on May 12, 2014.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC
(Registrant)

Dated: May 12, 2014
/s/ Michael S. Thompson
Michael S. Thompson
Principal Financial and Accounting Officer