Form 10-Q
period 2014-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2014-08-12
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:          June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2014
$2.00 par value	22,383,359

Class B Common Stock	Outstanding at July 31, 2014
$0.10 par value	1,931,692

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	June 30,	December 31,
	2014	2013
ASSETS	(In thousands, except share data)
Cash and due from banks	$14,054	$9,154
Interest bearing deposits	14,078	7,690
Total cash and cash equivalents	28,132	16,844
Investment securities available-for-sale (“AFS”)	281,108	308,727
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	3,878	4,204
Loans and leases held for sale (“LHFS”)	1,396	1,446
Loans and leases (“LHFI”)	377,791	366,481
Less allowance for loan and lease losses	11,569	13,671
Net loans and leases	366,222	352,810
Bank owned life insurance	15,379	15,124
Accrued interest receivable	6,195	7,054
Other real estate owned (“OREO”), net	9,811	9,617
Premises and equipment, net	4,752	4,475
Other assets	8,089	9,703
Total assets	$727,212	$732,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$62,927	$60,473
Interest bearing	463,990	468,491
Total deposits	526,917	528,964
Short-term borrowings	—	10,000
Long-term borrowings	97,654	97,881
Subordinated debentures	25,774	25,774
Accrued interest payable	1,923	965
Other liabilities	19,632	20,865
Total liabilities	671,900	684,449
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at June 30, 2014 and December 31, 2013	30,244	29,950
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 11,533,706 and 11,469,940 at June 30, 2014 and December 31, 2013, respectively	23,067	22,940
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 1,931,692 and 1,987,142 at June 30, 2014 and December 31, 2013, respectively	193	199
Additional paid in capital	126,997	127,299
Accumulated deficit	(117,936)	(120,396)
Accumulated other comprehensive loss	(1,596)	(6,122)
Treasury stock - at cost, shares of Class A, 427,579 and 453,077 at June 30, 2014 and December 31, 2013	(5,979)	(6,336)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	54,990	47,534
Noncontrolling interest	322	271
Total equity	55,312	47,805
Total liabilities and shareholders’ equity	$727,212	$732,254

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest Income
Loans and leases, including fees	$5,250	$5,444	$10,474	$10,905
Investment securities AFS	1,954	1,291	3,876	2,575
Deposits in banks	5	8	10	15
Total Interest Income	7,209	6,743	14,360	13,495
Interest Expense
Deposits	899	1,005	1,812	2,078
Short-term borrowings	8	11	12	11
Long-term borrowings	715	781	1,423	1,688
Total Interest Expense	1,622	1,797	3,247	3,777
Net Interest Income	5,587	4,946	11,113	9,718
Credit for loan and lease losses	(75)	(163)	(714)	(414)
Net Interest Income after Credit for Loan and Lease Losses	5,662	5,109	11,827	10,132

Non-interest Income
Service charges and fees	218	325	531	638
Gains on sales of loans and leases	6	—	143	16
Net gains on sales of other real estate owned	331	418	460	580
Income from bank owned life insurance	126	131	255	267
Gain on sale of premises and equipment	—	2	—	678
Net gains on the sale of AFS investment securities	92	25	92	70
Other income	43	60	107	120
Total Non-interest Income	816	961	1,588	2,369
Non-interest Expense
Employee salaries and benefits	2,421	2,662	4,801	5,451
Loss contingency	—	1,650	—	1,650
Occupancy and equipment	621	546	1,251	1,116
Professional and legal fees	389	808	992	1,468
OREO expenses and impairment	452	528	738	897
Pennsylvania shares tax	(7)	283	268	557
FDIC and state assessments	254	261	509	528
Communications and data processing	166	180	319	273
Directors’ fees	110	117	231	218
Marketing and advertising	123	66	239	111
Insurance	90	137	200	173
Loan collection expenses	118	142	157	278
Impairment on loans held for sale	—	53	—	153
Restructuring charges	—	24	—	111
Other operating expenses	294	110	648	723
Total Non-interest Expense	5,031	7,567	10,353	13,707
Income (Loss) Before Tax Expense (Benefit)	1,447	(1,497)	3,062	(1,206)
Income Tax Expense (Benefit)	—	—	—	—
Net Income (Loss)	$1,447	$(1,497)	$3,062	$(1,206)
Less Net Income (Loss) Attributable to Noncontrolling Interest	$69	$(694)	$187	$(521)
Net Income (Loss) Attributable to Royal Bancshares of Pennsylvania, Inc.	$1,378	$(803)	$2,875	$(685)
Less Preferred Stock Series A Accumulated Dividend and Accretion	$829	$518	$1,492	$1,033
Net Income (Loss) Available to Common Shareholders	$549	$(1,321)	$1,383	$(1,718)
Per Common Share Data
Net Income (Loss) — Basic and Diluted	$0.04	$(0.10)	$0.10	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Loss)-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$1,447	$(1,497)	$3,062	$(1,206)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	2,352	(4,253)	4,549	(4,018)
Less reclassification adjustment for gains realized in net income (loss) (1)	61	16	61	46
Unrealized gains (losses) on investment securities	2,291	(4,269)	4,488	(4,064)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization (2)	(20)	(95)	(38)	(189)
Other comprehensive income (loss)	2,311	(4,174)	4,526	(3,875)
Comprehensive income (loss)	$3,758	$(5,671)	$7,588	$(5,081)
Less net income (loss) attributable to noncontrolling interest	69	(694)	187	(521)
Comprehensive income (loss) attributable to Royal Bancshares of Pennsylvania, Inc.	$3,689	$(4,977)	$7,401	$(4,560)

The accompanying notes are an integral part of these consolidated financial statements.

1.	Amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Operations in total non-interest income.
2.	Amounts are included in salaries and benefits on the Consolidated Statements of Operations in non-interest expense.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2014-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	(loss)	stock	Interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							2,875			187	3,062
Other comprehensive income, net of reclassifications and taxes								4,526			4,526
Distributions to noncontrolling interests										(136)	(136)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Accretion of discount on preferred stock	294						(294)				—
Treasury shares issued for compensation						(305)			357		52
Stock option expense						3					3
Balance June 30, 2014	$30,244	11,534	$23,067	1,932	$193	$126,997	$(117,936)	$(1,596)	$(5,979)	$322	$55,312

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2013-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2013	$29,396	11,432	$22,863	2,020	$202	$126,287	$(117,080)	$(142)	$(6,971)	$3,860	$58,415
Net loss							(685)			(521)	(1,206)
Other comprehensive loss, net of reclassifications and taxes								(3,875)			(3,875)
Distributions to noncontrolling interests										(97)	(97)
Common stock conversion from Class B to Class A											—
Accretion of discount on preferred stock	272						(272)				—
Treasury shares issued for compensation						(208)			233		25
Stock option expense						13					13
Balance June 30, 2013	$29,668	11,432	$22,863	2,020	$202	$126,092	$(118,037)	$(4,017)	$(6,738)	$3,242	$53,275

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Six months ended June 30,

(In thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,875	$(685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201	190
Stock compensation expense	3	13
Credit for loan and lease losses	(714)	(414)
Impairment charge for other real estate owned	338	341
Net amortization of investment securities	1,050	2,601
Net accretion on loans	(232)	(151)
Net gains on sales of premises and equipment	—	(678)
Net gains on sales of other real estate	(460)	(580)
Proceeds from sales of loans and leases	1,804	123
Gains on sales of loans and leases	(143)	(16)
Net gains on sales of investment securities	(92)	(70)
Income from bank owned life insurance	(255)	(267)
Share-based compensation	70	50
Impairment on loans held for sale	—	153
Changes in assets and liabilities:
Decrease in accrued interest receivable	859	1,523
Decrease (increase) in other assets	1,614	(1,989)
Increase in accrued interest payable	958	1,157
(Decrease) increase in other liabilities	(1,233)	8,340
Net cash provided by operating activities	$6,643	$9,641
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	$23,564	$62,193
Proceeds from sales of AFS investment securities	35,970	20,428
Purchase of AFS investment securities	(26,252)	(46,386)
Redemption of Federal Home Loan Bank stock	326	1,417
Net increase in loans	(16,885)	(27,682)
Additions to foreclosed real estate	(1,103)	—
Proceeds from the sales of premises and equipment	—	1,121
Purchase of premises and equipment	(478)	(110)
Proceeds from sales of foreclosed real estate	1,913	4,880
Net cash provided by investing activities	$17,055	$15,861

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Six months ended June 30,

	2014	2013
Cash flows from financing activities:
Increase in demand and NOW accounts	$1,100	$5,871
Increase (decrease) in money market and savings accounts	10,616	(14,469)
Decrease in certificates of deposit	(13,763)	(20,649)
Repayments of short-term borrowings	(10,000)	—
Repayments of long-term borrowings	(227)	(50,225)
Proceeds from short-term borrowings	—	10,000
Proceeds from long-term borrowings	—	40,000
Payments to noncontrolling interest	(136)	(97)
Net cash used in financing activities	$(12,410)	$(29,569)
Net increase (decrease) in cash and cash equivalents	11,288	(4,067)
Cash and cash equivalents at the beginning of the period	16,844	28,802
Cash and cash equivalents at the end of the period	$28,132	$24,735
Supplemental Disclosure
Interest paid	$2,289	$2,620
Transfers to other real estate owned	$882	$4,208

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.Summary of Significant Accounting Policies

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”).  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively.  At June 30, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In January 2014, FASB issued ASU No. 2014-04, Receivables (Topic 310): Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”). ASC Topic 310 includes guidance that states that a creditor should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been in substance a repossession or foreclosure by the creditor, that is, the creditor receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. However, the terms in substance a repossession or foreclosure and physical possession are not defined in the accounting literature and there is diversity about when a creditor should derecognize the loan receivable and recognize the real estate property. That diversity has been highlighted by recent extended foreclosure timelines and processes related to residential real estate properties.

The objectives in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in ASU 2014-04 are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted. The adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation.  Once the amendments of ASU 2014-08 take effect, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12,  Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”).  The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in ASU 2014-12 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”), which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. It also requires additional disclosures about repurchase agreements and other similar transactions. The amendments in  ASU 2014-11 and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Earlier application is prohibited. The adoption of ASU 2014-11 is not expected to have a material impact on the Company’s financial condition and results of operations.

Note 2.Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). Included in the MOU is the requirement of maintaining a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At June 30, 2014, based on capital levels calculated under regulatory principles (“RAP”), Royal Bank’s leverage and total risk-based capital ratios were 9.50% and 16.20%, respectively.  Please refer to “Note 11 — Regulatory Capital Requirements” to the Consolidated Financial Statements. Under the MOU, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

Federal Reserve Agreement

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank, effective July 17, 2013.  Included in this MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank and the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System prior to declaring or paying any dividends on the Company’s common stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

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

Net Income

The Company had recorded significant losses over the five years prior to 2013 which were primarily related to charge-offs on the loan and lease portfolio, other-than-temporary impairment (“OTTI”) charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance.  In addition to reducing the total shareholders’ equity, the accumulated deficit impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  For the second quarter of 2014 the Company recorded net income of $1.4 million compared to a net loss of $803,000 for the comparable period in 2013.  The quarter over quarter improvement was mainly related to growth in net interest income of $641,000 and declines in professional and legal expenses, salaries and benefits, and credit related expenses of $419,000, $241,000, and $153,000, respectively. Credit  related expenses include loan collection expenses, OREO expenses, OREO impairment, and impairment on loans held for sale. Additionally, the second quarter of 2013 included a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the tax lien subsidiaries. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis. For the first half of 2014, the Company recorded net income of $2.9 million compared to a net loss of $685,000 for the comparable period in 2013. The noteworthy improvement was mainly related to a $1.4 million increase in net interest income, a $650,000 decrease in salaries and benefits, a $476,000 reduction in professional and legal fees, a $433,000 decrease in credit related expenses, and a $300,000 improvement in the credit for loans and lease losses. As mentioned previously, 2013 included a $1.65 million legal settlement expense related to a tax lien subsidiary, of which the Company’s share was $990,000. Partially offsetting these positive items was a $678,000 decline in gains on the sale of Company-owned real estate, a $128,000 increase in marketing and advertising expenses and a $135,000 rise in occupancy and equipment expenses.

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

Royal Bank was successful in reducing net classified assets, which includes special mention, substandard and non-accrual loans and OREO, from $61.4 million at December 31, 2013 to $42.2 million at June 30, 2014.  Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $6.5 million at June 30, 2014 versus $2.6 million at December 31, 2013. Material advances on any classified or delinquent loan must be approved by the Board of Directors and determined to be in Royal Bank’s best interest.  The Company recorded $244,000 and $1.4 million, in charge-offs for the three and six months ended June 30, 2014, respectively, compared to $258,000 and $2.2 million in charge-offs for the comparable periods of 2013, respectively.

Liquidity and Funds Management

As of June 30, 2014, Royal Bank had $171.2 million of available borrowing capacity at the FHLB.  Royal Bank also has availability to borrow from the Federal Reserve Discount Window, which was approximately $7.7 million at June 30, 2014, based on collateral pledged.  Borrowings were $97.7 million and $107.9 million at June 30, 2014 and December 31, 2013, respectively.  During the first quarter of 2014, Royal Bank secured an additional $10.0 million line of credit, of which $0 is outstanding at June 30, 2014, with a local financial institution.

At June 30, 2014, the liquidity to deposits ratio was 69.0% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 54.5% compared to Royal Bank’s 10% policy target. The Company also has unfunded pension plan obligations, which potentially could impact liquidity, of $14.4 million as of June 30, 2014 compared to $14.5 million at December 31, 2013.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and the interest payments on the $25.8 million in trust preferred securities.  As of June 30, 2014, the Series A Preferred stock dividend in arrears was approximately $9.0 million and has not been recognized in the consolidated financial statements.  The Company believes the decision to suspend the preferred cash dividends will better support the liquidity position of Royal Bank.  In the event the Company declared the preferred dividend in arrears the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

On June 20, 2014, the United States Department of Treasury (“Treasury”) announced that it had priced auctions of preferred stock of six institutions, including all of the 30,407 shares of the Series A Preferred Stock, issued by the Company to the Treasury in 2009. The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. As previously disclosed, the Company was a bidder in the auction and was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the

Company, occurred on July 2, 2014.  Approximately $3.5 million of the Series A Preferred stock dividend in arrears was eliminated through this transaction.

During the third quarter of 2013, the Company received approval from the Federal Reserve Bank and paid the interest payment in arrears on the trust preferred securities.  The Company received approval and paid the second quarter interest payment in June 2014.

At June 30, 2014, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2014 and the previous 15 quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

Under the MOU, Royal Bank must maintain a minimum Tier 1 leverage ratio and a minimum total risk-based capital ratio of 8% and 12%, respectively. At June 30, 2014, based on capital levels calculated under RAP, Royal Bank’s leverage and total risk-based capital ratios were 9.50% and 16.20%, respectively.

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

While sustaining capital ratios above the required minimum, the Company has made progress in improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining liquidity. As a result of the decline in level of classified assets, there have been credits rather than provisions to loan and lease losses and a reduction in the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet has also reduced earning assets, which has resulted in a decline in net interest income and has had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earning assets and interest-bearing liabilities.

During 2013, the strategic plan evolved into transitioning Royal Bank into a community bank built on a solid commercial revenue and retail delivery foundation.  During the first quarter of 2013, to support the strategic goals, management had announced a set of sweeping initiatives through the Company’s “Profitability Improvement Plan” (“PIP”) designed to enhance company-wide efficiency, productivity and modernization.  During 2013, the Company realized a 22% reduction in the workforce, which included reorganizing and relocating certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish their objectives.  Additionally, pursuant to the real estate rationalization plan under PIP, two branches were consolidated and four Company-owned buildings were sold.

During 2014, the Company reorganized the retail division to better serve existing customers, develop the retail sales teams, and promote attainment of new customer relationships. The Company continued a successful 50th anniversary campaign by offering a Kindle to new customers who met certain deposit account opening criteria. In January and April, the Villanova and Phoenixville branches, respectively, were relocated to more convenient, high-traffic locations within the same markets. Construction has commenced at the new Northern Liberties retail location while plans are underway to relocate one additional branch.  In July we introduced Royal Bank’s exciting fresh logo and an enhanced website. The redesigned products and contemporary technology are the future platform for enhanced banking convenience for commercial, consumer and retail customers.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at June 30, 2014 and December 31, 2013 are as follows:

As of June 30, 2014		Included in AOCL*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$44,088	$—	$(2,045)	$42,043
Mortgage-backed securities-residential	31,068	368	(405)	31,031
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	171,962	3,103	(1,222)	173,843
Non-agency	4,155	38	—	4,193
Corporate bonds	15,642	109	(33)	15,718
Municipal bonds	9,595	59	(44)	9,610
Other securities	3,069	1,646	(96)	4,619
Common stocks	33	18	—	51
Total available for sale	$279,612	$5,341	$(3,845)	$281,108

As of December 31, 2013		Included in AOCL*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$68,207	$—	$(6,171)	$62,036
Mortgage-backed securities-residential	32,769	210	(882)	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,887	(1,978)	189,103
Non-agency	4,454	25	—	4,479
Corporate bonds	9,669	25	(256)	9,438
Municipal bonds	7,163	—	(263)	6,900
Other securities	3,363	1,405	(143)	4,625
Common stocks	33	16	—	49
Total available for sale	$313,852	$4,568	$(9,693)	$308,727

*Accumulated other comprehensive loss

The amortized cost and fair value of investment securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2014
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$2,003	$2,002
After 1 but within 5 years	10,915	10,954
After 5 but within 10 years	33,328	32,578
After 10 years	23,079	21,837
Mortgage-backed securities-residential	31,068	31,031
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	171,962	173,843
Non-agency	4,155	4,193
Total available for sale debt securities	276,510	276,438
No contractual maturity	3,102	4,670
Total available for sale securities	$279,612	$281,108

Proceeds from the sales of AFS investments during the three months ended June 30, 2014 and 2013 were $36.0 and $8.3 million, respectively. Proceeds from the sales of AFS investments during the six months ended June 30, 2014 and 2013 were $36.0 and $20.4 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2014	2013	2014	2013
Gross realized gains	$697	$43	$697	$181
Gross realized losses	(605)	(18)	(605)	(111)
Net realized gains	$92	$25	$92	$70

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

Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security.  If an entity intends to sell the security or will be required to sell the security, the OTTI is recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI is separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income (loss).  The Company did not record OTTI charges to earnings during the first two quarters of 2014 and 2013.

There was no credit-related impairment losses on debt securities held at June 30, 2014 for which a portion of OTTI was recognized in other comprehensive income.  The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2013 for which a portion of OTTI was recognized in other comprehensive income.

(In thousands)	2013
Balance at January 1,	$173
Reductions for securities sold during the period (realized)	(173)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	—
Balance at June 30,	$—

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

June 30, 2014	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government agencies	$—	$—	$42,043	$(2,045)	$42,043	$(2,045)
Mortgage-backed securities-residential	—	—	13,251	(405)	13,251	(405)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	54,394	(497)	24,246	(725)	78,640	(1,222)
Corporate bonds	4,058	(13)	980	(20)	5,038	(33)
Municipal bonds	135	(1)	3,537	(43)	3,672	(44)
Other securities	—	—	342	(96)	342	(96)
Total available-for-sale	$58,587	$(511)	$84,399	$(3,334)	$142,986	$(3,845)

December 31, 2013	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government agencies	$48,919	$(5,035)	$12,267	$(1,136)	$61,186	$(6,171)
Mortgage-backed securities-residential	18,045	(518)	6,276	(364)	24,321	(882)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	67,240	(1,446)	9,974	(532)	77,214	(1,978)
Corporate bonds	4,848	(221)	965	(35)	5,813	(256)
Municipal bonds	3,019	(102)	3,881	(161)	6,900	(263)
Other securities	—	—	301	(143)	301	(143)
Total available-for-sale	$142,071	$(7,322)	$33,664	$(2,371)	$175,735	$(9,693)

The AFS portfolio had gross unrealized losses of $3.8 million and $9.7 million at June 30, 2014 and December 31, 2013, respectively.  The $5.9 million improvement in the gross unrealized loss was directly related to decreases of $4.1 million, $756,000 and $477,000 in gross unrealized losses on U.S. government agency debt securities, Agency CMOs, and MBS, respectively. These securities carry lower coupons and their market value was positively impacted by the 50 basis point decrease in the 10-year Treasury yield from 3.03% at December 31, 2013 to 2.53% at June 30, 2014. Additionally, during the second quarter, the Company was able to sell some bonds with either lower yields or extension risk which also positively contributed to the improvement in the unrealized loss. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific asset liability committee goals or guidelines related to the disposition of specific investments. The Company did not record OTTI charges in the first and second quarters of 2014 or 2013.

Common stocks:  As of June 30, 2014, the Company had two common stocks of financial institutions with a total fair value of $51,000 and an unrealized gain of $18,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agencies”):  As of June 30, 2014, the Company had 13 U.S. Agencies with a fair value of $42.0 million and gross unrealized losses of $2.0 million.  All 13 bonds had been in an unrealized loss position for twelve months or longer at June 30, 2014. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2014.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of June 30, 2014, the Company had five mortgage-backed securities with a fair value of $13.3 million and gross unrealized losses of $405,000. All five of the mortgage-backed securities had been in an unrealized loss position of twelve months or longer. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2014.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of June 30, 2014, the Company had 25 Agency CMOs with a fair value of $78.6 million and gross unrealized losses of $1.2 million.  Seven of the Agency CMOs had been in an unrealized loss position for twelve months or longer and the remaining 18 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2014.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of June 30, 2014, the Company had two non-agency CMOs with a fair value of $4.2 million and gross unrealized gains of $38,000.

Corporate bonds:  As of June 30, 2014, the Company had four corporate bonds with a fair value of $5.0 million and gross unrealized losses of $33,000.  One of the corporate bonds had been in an unrealized loss position for twelve months or longer and three bonds had been in an unrealized loss position for less than twelve months.  These bonds are investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the two bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the four bonds to be other-than-temporarily impaired at June 30, 2014.

Municipal bonds:  As of June 30, 2014, the Company had five municipal bonds with a fair value $3.7 million and gross unrealized losses of $44,000.  One of the municipal bonds had been in an unrealized loss position for less than twelve months and four municipal bonds had been in an unrealized loss position for more twelve months or longer.   Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at June 30, 2014.

Other securities:  As of June 30, 2014, the Company had seven investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and its near-term projections.  At June 30, 2014, two of the private equity funds had a combined fair value of $342,000 and an unrealized loss of $96,000.  OTTI charges were recorded in a prior period on these two funds.  Management concluded that there was no additional impairment on these two funds as of June 30, 2014.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of LHFI are as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Commercial real estate	$154,510	$148,293
Construction and land development	41,180	45,261
Commercial and industrial	71,759	79,589
Multi-family	13,336	11,737
Residential real estate	40,223	25,535
Leases	45,925	42,524
Tax certificates	9,631	12,716
Consumer	1,227	826
Total LHFI, net of unearned income	$377,791	366,481

The Company originates commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at June 30, 2014.  The Company has shifted its lending focus to diversifying the loan portfolio through the origination of small business loans, owner occupied commercial real estate and middle market business lending.  Additionally, after thorough due diligence, the Company has purchased small residential loan pools. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At June 30, 2014 and December 31, 2013, the Company’s loans held for sale (“LHFS”) were $1.4 million.  The three loans that comprised the balance at December 31, 2013 were sold during the first quarter of 2014.  These loans were transferred from LHFI at fair market value using expected net sales proceeds.  During the second quarter of 2014, the Company transferred a $1.4 million non-accrual LHFI to LHFS.

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

The following tables present risk ratings for each loan portfolio segment at June 30, 2014 and December 31, 2013, excluding LHFS.

As of June 30, 2014
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$110,089	$32,113	$8,418	$2,555	$1,335	$154,510
Construction and land development	13,813	21,025	4,877	563	902	41,180
Commercial & industrial	56,240	8,405	567	3,662	2,885	71,759
Multi-family	12,478	331	527	—	—	13,336
Residential real estate	39,219	—	—	—	1,004	40,223
Leases	45,144	146	237	—	398	45,925
Tax certificates	8,491	—	—	—	1,140	9,631
Consumer	1,101	126	—	—	—	1,227
Total LHFI, net of unearned income	$286,575	$62,146	$14,626	$6,780	$7,664	$377,791

As of December 31, 2013
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$99,525	$32,267	$11,572	$2,604	$2,325	$148,293
Construction and land development	14,677	16,270	11,095	569	2,650	45,261
Commercial & industrial	50,478	10,508	5,735	9,239	3,629	79,589
Multi-family	10,792	410	535	—	—	11,737
Residential real estate	24,903	—	—	—	632	25,535
Leases	41,325	485	247	—	467	42,524
Tax certificates	12,262	—	—	—	454	12,716
Consumer	750	76	—	—	—	826
Total LHFI, net of unearned income	$254,712	$60,016	$29,184	$12,412	$10,157	$366,481

The following tables present an aging analysis of past due payments for each loan portfolio segment at June 30, 2014 and December 31, 2013, excluding LHFS.

As of June 30, 2014	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$2,563	$2,440	$—	$1,335	$148,172	$154,510
Construction and land development	563	—	—	902	39,715	41,180
Commercial & industrial	56	239	—	2,885	68,579	71,759
Multi-family	—	—	—	—	13,336	13,336
Residential real estate	107	117	—	1,004	38,995	40,223
Leases	146	238	—	398	45,143	45,925
Tax certificates	—	—	—	1,140	8,491	9,631
Consumer	—	—	—	—	1,227	1,227
Total LHFI, net of unearned income	$3,435	$3,034	$—	$7,664	$363,658	$377,791

As of December 31, 2013	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$996	$—	$—	$2,325	$144,972	$148,293
Construction and land development	—	—	—	2,650	42,611	45,261
Commercial & industrial	115	49	—	3,629	75,796	79,589
Multi-family	—	—	—	—	11,737	11,737
Residential real estate	458	262	—	632	24,183	25,535
Leases	485	247	—	467	41,325	42,524
Tax certificates	—	—	—	454	12,262	12,716
Consumer	—	—	—	—	826	826
Total LHFI, net of unearned income	$2,054	$558	$—	$10,157	$353,712	$366,481

The following tables detail the composition of the non-accrual loans at June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans held for investment
Commercial real estate	$1,335	$—	$2,325	$331
Construction and land development	902	—	2,650	—
Commercial & industrial	2,885	—	3,629	452
Residential real estate	1,004	30	632	19
Leases	398	71	467	60
Tax certificates	1,140	—	454	24
Total non-accrual LHFI	$7,664	$101	$10,157	$886
Non-accrual loans held for sale
Construction and land development	$1,396	$—	$—	$—
Total non-accrual LHFS	$1,396	$—	$—	$—
Total non-accrual loans	$9,060	$101	$10,157	$886

Total non-accrual loans at June 30, 2014 were $9.1 million compared to $10.2 million at December 31, 2013.  The decrease of $1.1 million was the result of $1.4 million in charge-offs mostly related to specific reserves, $1.4 million reduction in existing non-accrual loan balances through payments and payoffs, and $882,000 in transfers to OREO, which were partially offset by additions of $2.6 million.  The tax certificate portfolio accounted for the majority of the new non-accrual activity and transfers to OREO.  If interest had been accrued, such income would have been approximately $213,000 and $488,000 for the three and six months ended June 30, 2014, respectively. The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Total cash collected on non-accrual and impaired loans during the six months ended June 30, 2014 and 2013 was $3.0 million and $5.9 million respectively, of which $2.6 million and $5.6 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2014	2013
Impaired LHFI with a valuation allowance	$1,083	$3,835
Impaired LHFI without a valuation allowance	13,828	14,671
Impaired LHFS	1,396	—
Total impaired loans and leases	$16,307	$18,506
Valuation allowance related to impaired LHFI	$101	$886

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At June 30 2014, the Company had eleven TDRs, with a total carrying value of $9.6 million. At the time of the modifications, three of the loans were already classified as impaired non-accrual loans.  At December 31, 2013, the Company had twelve TDRs with a total carrying value of $12.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and non-accrual status at June 30, 2014 and December 31, 2013.

	As of June 30, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	2	$2,913	$—	$2,913
Construction and land development	3	941	256	1,197
Commercial & industrial	5	3,810	1,620	5,430
Residential real estate	1	—	109	109
Total	11	$7,664	$1,985	$9,649

	As of December 31, 2013
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$3,847	$—	$3,847
Construction and land development	4	1,257	479	1,736
Commercial & industrial	3	4,420	1,960	6,380
Residential real estate	2	—	121	121
Total	12	$9,524	$2,560	$12,084

At June 30, 2014, all of the TDRs were in compliance with their restructured terms.

The following table presents newly restructured loans that occurred during the six months ended June 30, 2014.  There were no TDRs during the second quarter of 2014.

Modifications by type for the six months ended June 30, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial & industrial	2	$—	$45	$—	$28	$73	$73	$73
Total	2	$—	$45	$—	$28	$73	$73	$73

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio segment as of June 30, 2014, December 31, 2013 and June 30, 2013.

Allowance for Loan and Lease Losses and Loans Held for Investment

For the three months ended June 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,928	$2,263	$1,862	$401	$490	$1,357	$387	$17	$161	$11,866
Charge-offs	—	—	—	—	—	(244)	—	—	—	(244)
Recoveries	—	—	8	—	4	9	1	—	—	22
(Credit) provision	43	(230)	(345)	15	196	230	20	7	(11)	(75)
Ending balance	$4,971	$2,033	$1,525	$416	$690	$1,352	$408	$24	$150	$11,569
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$30	$71	$—	$—	$—	$101
Ending balance: related to loans collectively evaluated for impairment	$4,971	$2,033	$1,525	$416	$660	$1,281	$408	$24	$150	$11,468

Allowance for Loan and Lease Losses and Loans Held for Investment

For the six months ended June 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(350)	—	(452)	—	—	(362)	(265)	—	—	(1,429)
Recoveries	—	—	12	—	6	22	1	—	—	41
(Credit) provision	(177)	(283)	(1,041)	14	211	469	117	9	(33)	(714)
Ending balance	$4,971	$2,033	$1,525	$416	$690	$1,352	$408	$24	$150	$11,569
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$30	$71	$—	$—	$—	$101
Ending balance: related to loans collectively evaluated for impairment	$4,971	$2,033	$1,525	$416	$660	$1,281	$408	$24	$150	$11,468

Allowance for Loan and Lease Losses and Loans Held for Investment

For the three and six months ended June 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$154,510	$41,180	$71,759	$13,336	$40,223	$45,925	$9,631	$1,227	$—	$377,791
Ending balance: individually evaluated for impairment	$4,510	$1,843	$6,335	$—	$1,004	$79	$1,140	$—	$—	$14,911
Ending balance: collectively evaluated for impairment	$150,000	$39,337	$65,424	$13,336	$39,219	$45,846	$8,491	$1,227	$—	$362,880

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(1,684)	(820)	(383)	—	(46)	(382)	(578)	—	—	(3,893)
Recoveries	600	297	17	—	158	29	74	—	—	1,175
(Credit) provision	(2,168)	(148)	1,448	(252)	(737)	468	587	(14)	(56)	(872)
Ending balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Ending balance: related to loans individually evaluated for impairment	$331	$—	$452	$—	$19	$60	$24	$—	$—	$886
Ending balance: related to loans collectively evaluated for impairment	$5,167	$2,316	$2,554	$402	$454	$1,163	$531	$15	$183	$12,785
LHFI
Ending balance	$148,293	$45,261	$79,589	$11,737	$25,535	$42,524	$12,716	$826	$—	$366,481
Ending balance: individually evaluated for impairment	$5,325	$3,907	$8,049	$—	$632	$139	$454	$—	$—	$18,506
Ending balance: collectively evaluated for impairment	$142,968	$41,354	$71,540	$11,737	$24,903	$42,385	$12,262	$826	$—	$347,975

Allowance for Loan and Lease Losses and Loans Held for Investment

For the three months ended June 30, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$8,103	$2,078	$2,713	$658	$168	$1,061	$384	$18	$206	$15,389
Charge-offs	—	—	(21)	—	—	(99)	(138)	—	—	(258)
Recoveries	23	95	6	—	5	10	72	—	—	211
Provision (credit)	(174)	(156)	(233)	(70)	180	27	268	—	(5)	(163)
Ending balance	$7,952	$2,017	$2,465	$588	$353	$999	$586	$18	$201	$15,179
Ending balance: related to loans individually evaluated for impairment	$605	$—	$12	$—	$15	$67	$101	$—	$—	$800
Ending balance: related to loans collectively evaluated for impairment	$7,347	$2,017	$2,453	$588	$338	$932	$485	$18	$201	$14,379

Allowance for Loan and Lease Losses and Loans Held for Investment

For the six months ended June 30, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(835)	(820)	(195)	—	—	(108)	(285)	—	—	(2,243)
Recoveries	127	191	9	—	156	20	72	—	—	575
Provision (credit)	(90)	(341)	727	(66)	(901)	(21)	327	(11)	(38)	(414)
Ending balance	$7,952	$2,017	$2,465	$588	$353	$999	$586	$18	$201	$15,179
Ending balance: related to loans individually evaluated for impairment	$605	$—	$12	$—	$15	$67	$101	$—	$—	$800
Ending balance: related to loans collectively evaluated for impairment	$7,347	$2,017	$2,453	$588	$338	$932	$485	$18	$201	$14,379

Allowance for Loan and Lease Losses and Loans Held for Investment

For the three and six months ended June 30, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$180,601	$34,696	$66,985	$11,736	$15,873	$38,497	$18,578	$901	$—	$367,867
Ending balance: individually evaluated for impairment	$13,022	$4,082	$8,038	$—	$—	$169	$484	$—	$—	$25,795
Ending balance: collectively evaluated for impairment	$167,579	$30,614	$58,947	$11,736	$15,873	$38,328	$18,094	$901	$—	$342,072

The following tables detail the loans that were evaluated for impairment by loan segment at June 30, 2014 and December 31, 2013.

	For the six months ended June 30, 2014
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$5,241	$4,510	$—	$4,468	$63
Construction and land development	3,253	1,843	—	3,310	26
Commercial & industrial	8,272	6,335	—	6,399	107
Tax certificates	5,376	1,140	—	777	—
Total:	$22,142	$13,828	$—	$14,954	$196

With an allowance recorded:
Commercial real estate	$—	$—	$—	$504	$—
Construction and land development	—	—	—	31	—
Commercial & industrial	—	—	—	540	—
Residential real estate	1,090	1,004	30	766	—
Leasing	79	79	71	129	—
Tax certificates	—	—	—	49	—
Total:	$1,169	$1,083	$101	$2,019	$—

	For the year ended December 31, 2013
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$4,429	$4,158	$—	$7,956	$73
Construction and land development	9,850	3,907	—	3,933	209
Commercial & industrial	6,693	6,491	—	5,960	250
Residential real estate	—	—	—	84	27
Tax certificates	179	115	—	167	—
Total:	$21,151	$14,671	$—	$18,100	$559

With an allowance recorded:
Commercial real estate	$1,435	$1,435	$331	$1,879	$—
Construction and land development	—	—	—	381	—
Commercial & industrial	2,592	1,290	452	2,456	—
Residential real estate	827	631	19	492	—
Leases	139	139	60	106	—
Tax certificates	4,322	340	24	341	—
Total:	$9,315	$3,835	$886	$5,655	$—

Note 6.Other Real Estate Owned

OREO increased $194,000 from $9.6 million at December 31, 2013 to $9.8 million at June 30, 2014.  During the past twelve months there was a shift in OREO composition from real estate acquired through, or in lieu of foreclosure in settlement of loans to real estate acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from December 31, 2013 to June 30, 2014 and December 31, 2012 to December 31, 2013.

	For the six months ended June 30, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(143)	(1,770)	(1,913)
Net gains on sales	16	444	460
Transfers in	—	882	882
Cash additions	—	1,103	1,103
Impairment charge	(99)	(239)	(338)
Ending balance	$1,499	$8,312	$9,811

	For the year ended December 31, 2013
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$11,365	$2,070	$13,435
Net proceeds from sales	(8,869)	(3,910)	(12,779)
Net gain on sales	228	1,199	1,427
Transfers in	100	8,951	9,051
Cash additions	—	—	—
Impairment charge	(1,099)	(418)	(1,517)
Ending balance	$1,725	$7,892	$9,617

At June 30, 2014, OREO was comprised of $769,000 in land, $496,000 in commercial real estate, $8.3 million in tax liens, and residential real estate with a fair value of $234,000.  During the first half of 2014, the Company sold seven condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $143,000 and recorded a net gain of $16,000. During the first quarter of 2014, the Company recorded impairment charges of $74,000 on the remaining, larger condominium units and $25,000 on the commercial real estate due to a recent agreement of sale.

As shown in the table above the composition of the OREO assets has evolved to properties primarily acquired through the tax lien portfolio.  During the first half of 2014, the Company transferred $882,000 to OREO which represents 18 properties and added $1.1 million in lien redemptions on existing properties.  During the same period the Company sold 22 of the tax lien properties, received proceeds of $1.8 million, and recorded net gains of $444,000 as a result of these sales. Additionally, the Company recorded impairment charges of $239,000 in the first half of 2014 related to the tax lien properties.  At December 31, 2013, OREO assets acquired through the tax lien portfolio were $7.9 million and were comprised of 59 properties.

Note 7.Deposits

The Company’s deposit composition as of June 30, 2014 and December 31, 2013 is presented below:

	June 30,	December 31,
(In thousands)	2014	2013
Demand	$62,927	$60,473
NOW	44,021	45,375
Money Market	173,170	164,678
Savings	19,717	17,593
Time deposits (over $100)	86,013	92,763
Time deposits (under $100)	141,069	148,082
Total deposits	$526,917	$528,964

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of June 30, 2014, Royal Bank had $171.2 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $55.0 million at June 30, 2014 and $65.0 million at December 31, 2013.  The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities.  As of June 30, 2014, investment securities with a market value of $58.0 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2014	$—	—%	$10,000	0.24%
2015	10,000	0.71%	10,000	0.71%
2016	10,000	1.11%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$55,000		$65,000

2.	Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at June 30, 2014 in the amount of $2.7 million compared to $2.9 million at December 31, 2013.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at June 30, 2014 was 0.30%.

At June 30, 2014 and December 31, 2013, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.	Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.38% at June 30, 2014, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  The Company received approval and paid all accumulated deferred interest in 2013 and the first and second quarter interest payments in 2014.

Note 9.Commitments, Contingencies, and Concentrations

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

The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$26,025	$21,182
Commitments to extend credit	18,729	200
Standby letters of credit and financial guarantees written	271	2,679

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

Note 10.Shareholders’ Equity

1.	Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the Treasury, the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 9% per annum.  The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  The Company utilized the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity while also balancing the goal to remain well-capitalized.

The Company received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the Treasury.  The auction closed on June 19, 2014.  The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. The Company was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company occurred, on July 2, 2014. As part of this redemption, the Company eliminated nearly $3.5 million of the $9.0 million in preferred dividend in arrears.

2.	Common Stock

The Company’s Class A common stock trades on the NASDAQ Global Market under the symbol RBPAA.  There is no market for the Company’s Class B common stock.  The Class B shares may not be transferred in any manner except to the holder’s immediate family.  Class B shares may be converted to Class A shares at the rate of 1.15 to 1.  Shareholders are entitled to one vote for each Class A share and ten votes for each Class B share held.  Holders of either class of common stock are entitled to conversion equivalent per share dividends when declared.

To fund the purchase of the Series A Preferred Stock, described above, the Company sold 11,619,440 shares of its Class A common stock in a private placement transaction at a price of $1.20 per share. As a result of the  Company’s successful participation in the auction discussed above, a shareholder rights offering is currently being offered to existing shareholders to limit their ownership dilution from a sale of Class A common stock to the other investors in the private placement. The private placement received shareholder approval in 2013 and brought new shareholders to the Company.  Proceeds from the shareholder rights offering will be contributed as additional capital to the Company and is expected to closed in the third quarter of 2014.

3.	Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends to the Company by Royal Bank.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.  At June 30, 2014, the Company had an accumulated deficit and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As of June 30, 2014, the Series A Preferred stock dividend in arrears was approximately $9.0 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As a result of the Company’s repurchase of 11,551 shares of Series A Preferred Stock, approximately $3.5 million in the Series A Preferred stock dividend in arrears was eliminated.

Note 11.Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 — Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of June 30, 2014, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2014 and the previous 15 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At June 30, 2014
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$74,932	16.20%	$37,006	8.00%	$46,257	10.00%
Tier I capital (to risk-weighted assets)	$69,218	14.96%	$18,503	4.00%	$27,754	6.00%
Tier I capital (to average assets, leverage)	$69,218	9.50%	$29,137	4.00%	$36,421	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the six
months ended
(In thousands)	June 30, 2014
RAP net loss	$(1,121)
Tax lien adjustment, net of noncontrolling interest	4,065
U.S. GAAP net income	$2,944

	At June 30, 2014
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.20%	16.93%
Tier I capital (to risk-weighted assets)	14.96%	15.72%
Tier I capital (to average assets, leverage)	9.50%	10.01%

The tables below reflect the Company’s capital ratios:

	At June 30, 2014
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$86,838	18.43%	$37,692	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$75,386	16.00%	$18,846	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$75,386	10.19%	$29,595	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the six
months ended
(In thousands)	June 30, 2014
U.S. GAAP net income	$2,875
Tax lien adjustment, net of noncontrolling interest	(4,065)
RAP net loss	$(1,190)

	At June 30, 2014
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.43%	17.43%
Tier I capital (to risk-weighted assets)	16.00%	14.97%
Tier I capital (to average assets, leverage)	10.19%	9.50%

Note 12.Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  The Company’s Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three month periods ended June 30, 2014 and 2013 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$15	$19	$30	$37
Interest cost	156	133	311	266
Amortization of prior service cost	22	22	44	45
Amortization of actuarial loss	32	123	64	245
Net periodic benefit cost	$225	$297	$449	$593

The Company has unfunded pension plan obligations of $14.4 million as of June 30, 2014 compared to $14.5 million at December 31, 2013.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Note 13.Earnings (Loss) Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and six months ended

June 30, 2014, 159,865 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  For the three months and six months ended June 30, 2013, 215,317 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2013. Additionally warrants to purchase 1,104,370 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended June 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$549	13,327	$0.04

	Three months ended June 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,321)	13,257	$(0.10)

	Six months ended June 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$1,383	13,321	$0.10

	Six months ended June 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,718)	13,257	$(0.13)

Note 14.Comprehensive Income (Loss)

FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income.  Unrealized gains and losses on AFS securities is an example of another comprehensive income (loss) component.

	Six months ended June 30, 2014
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,713	$2,164	$4,549
Less reclassification adjustment for gains
realized in net income	92	31	61
Unrealized gains on investment securities	6,621	2,133	4,488
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(57)	(19)	(38)
Other comprehensive income, net	$6,678	$2,152	$4,526

	Six months ended June 30, 2013
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(6,251)	$(2,233)	$(4,018)
Less reclassification adjustment for gains
realized in net loss	70	24	46
Unrealized losses on investment securities	(6,321)	(2,257)	(4,064)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(287)	(98)	(189)
Other comprehensive loss, net	$(6,034)	$(2,159)	$(3,875)

Note 15.Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and six months ended June 30, 2014 and 2013.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$—	$42,043	$—	$42,043
Mortgage-backed securities-residential	—	31,031	—	31,031
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	173,843	—	173,843
Non-agency	—	4,193	—	4,193
Corporate bonds	—	15,718	—	15,718
Municipal bonds	—	9,610	—	9,610
Other securities	—	—	4,619	4,619
Common stocks	51	—	—	51
Total investment securities available-for-sale	$51	$276,438	$4,619	$281,108

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$—	$62,036	$—	$62,036
Mortgage-backed securities-residential	—	32,097	—	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	189,103	—	189,103
Non-agency	—	4,479	—	4,479
Corporate bonds	—	9,438	—	9,438
Municipal bonds	—	6,900	—	6,900
Other securities	—	—	4,625	4,625
Common stocks	49	—	—	49
Total investment securities available-for-sale	$49	$304,053	$4,625	$308,727

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2014 and 2013:

(In thousands)	Other securities
Investment Securities Available for Sale	2014	2013
Beginning balance January 1,	$4,625	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	60	5
Included in other comprehensive income	288	319
Purchases	—	32
Sales and calls	(354)	(113)
Transfers in and/or out of Level 3	—	—
Ending balance June 30,	$4,619	$4,407

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$982	$982
Other real estate owned	—	—	9,042	9,042
Loans and leases held for sale	—	—	1,396	1,396

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$4,073	$4,073
Other real estate owned	—	—	9,182	9,182
Loans and leases held for sale	—	—	1,446	1,446

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2014	Valuation			Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$982	Appraisal of	Appraisal adjustments			0.0%
		collateral (1)	Liquidation expenses			0.0%

Other real estate owned	9,042	Appraisal of	Appraisal adjustments	0.0%	-	-50.0%	(-6.1%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-9.4%)

Loans and leases held for sale	1,396	Appraisal of	Agreement of sale			0.0%
		collateral (1)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013.

			Fair Value Measurements
			At June 30, 2014
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,132	$28,132	$28,132	$—	$—
Investment securities available-for-sale	281,108	281,108	51	276,438	4,619
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,878	3,878	—	—	3,878
Loans held for sale	1,396	1,396	—	—	1,396
Loans, net	366,222	364,600	—	—	364,600
Accrued interest receivable	6,195	6,195	—	6,195	—
Financial Liabilities:
Demand deposits	62,927	62,927	—	62,927	—
NOW and money markets	217,191	217,191	—	217,191	—
Savings	19,717	19,717	—	19,717	—
Time deposits	227,082	225,211	—	225,211	—
Long-term borrowings	97,654	94,478	—	94,478	—
Subordinated debt	25,774	23,417	—	23,417	—
Accrued interest payable	1,923	1,923	—	1,923	—

			Fair Value Measurements
			At December 31, 2013
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$16,844	$16,844	$16,844	$—	$—
Investment securities available-for-sale	308,727	308,727	49	304,053	4,625
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	4,204	4,204	—	—	4,204
Loans held for sale	1,446	1,446	—	—	1,446
Loans, net	352,810	349,336	—	—	349,336
Accrued interest receivable	7,054	7,054	—	7,054	—
Financial Liabilities:
Demand deposits	60,473	60,473	—	60,473	—
NOW and money markets	210,053	210,053	—	210,053	—
Savings	17,593	17,593	—	17,593	—
Time deposits	240,845	239,102	—	239,102	—
Short-term borrowings	10,000	10,000	10,000	—	—
Long-term borrowings	97,881	94,896	—	94,896	—
Subordinated debt	25,774	26,000	—	26,000	—
Accrued interest payable	965	965	—	965	—

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

Note 16.Segment Information

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

Tax liens

At June 30, 2014, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively.  At June 30, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The Company’s tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the three and six months period ended June 30, 2014 and 2013.

	Three months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$6,864	$345	$7,209
Interest expense	1,343	279	1,622
Net interest income	$5,521	$66	$5,587
(Credit) provision for loan and lease losses	(95)	20	(75)
Total non-interest income	466	350	816
Total non-interest expense	4,368	663	5,031
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,714	$(267)	$1,447
Noncontrolling interest	$111	$(42)	$69
Net income (loss) attributable to Royal Bancshares	$1,603	$(225)	$1,378

	Three months ended June 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$717,315	$31,286	$748,601
Total deposits	$525,670	$—	$525,670

Interest income	$6,077	$666	$6,743
Interest expense	1,415	382	1,797
Net interest income	$4,662	$284	$4,946
(Credit) provision for loan and lease losses	(431)	268	(163)
Total non-interest income	550	411	961
Total non-interest expense	5,054	2,513	7,567
Income tax expense (benefit)	—	—	—
Net income (loss)	$589	$(2,086)	$(1,497)
Noncontrolling interest	$140	$(834)	$(694)
Net income (loss) attributable to Royal Bancshares	$449	$(1,252)	$(803)

	Six months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$13,660	$700	$14,360
Interest expense	2,663	584	3,247
Net interest income	$10,997	$116	$11,113
(Credit) provision for loan and lease losses	(832)	118	(714)
Total non-interest income	1,032	556	1,588
Total non-interest expense	9,305	1,048	10,353
Income tax expense (benefit)	—	—	—
Net income (loss)	$3,556	$(494)	$3,062
Noncontrolling interest	$268	$(81)	$187
Net income (loss) attributable to Royal Bancshares	$3,288	$(413)	$2,875

	Six months ended June 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$717,315	$31,286	$748,601
Total deposits	$525,670	$—	$525,670

Interest income	$12,026	$1,469	$13,495
Interest expense	2,965	812	3,777
Net interest income	$9,061	$657	$9,718
(Credit) provision for loan and lease losses	(741)	327	(414)
Total non-interest income	1,712	657	2,369
Total non-interest expense	10,665	3,042	13,707
Income tax expense (benefit)	—	—	—
Net income (loss)	$849	$(2,055)	$(1,206)
Noncontrolling interest	$301	$(822)	$(521)
Net income (loss) attributable to Royal Bancshares	$548	$(1,233)	$(685)

Interest income earned by the community banking segment related to the tax liens segment was approximately $279,000 and $382,000 for the three month periods ended June 30, 2014 and 2013, respectively and $584,000 and $812,000 for the six months ended June 30, 2014 and 2013, respectively.

Note 17.Federal Home Loan Bank Stock

As a member of the FHLB, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of June 30, 2014 and December 31, 2013, FHLB stock totaled $3.9 million and $4.2 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2014.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and six month periods ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; changes in generally accepted accounting principles; new service and product offerings by competitors and price pressures and similar items.

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

The Company’s results of operations depend primarily on net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” section in Management’s Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At June 30, 2014, commercial real estate loans, commercial and industrial loans, leases, and construction and land development loans comprised 44%, 19%, 12%, and 11%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

From 2008 through 2012, the Company recorded significant impairment charges on non-accrual loans, OREO and investment securities, which weighed heavily on earnings and was the largest contributing factor to the Company’s losses in those years.  Also contributing to the losses were increased costs associated with the historically high level of non-performing assets and legal expenses related to credit quality issues and the tax lien subsidiaries.  Finally, the establishment of a valuation allowance in 2008 and subsequent years that currently amounts to $37.2 million, has prevented the Company from utilizing tax credits from losses during the past five years.

Management successfully executed the Company’s strategic plan which included improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, cutting the overall level of expenses, and returning to profitability.  While the Company’s past deleveraging strategy improved the risk profile of the Company by shedding higher risk assets and paying off higher cost brokered CDs, it has had a negative impact on income. The deleveraging has resulted in lower average loan balances and a higher proportion of lower yielding investment securities, which have negatively impacted net interest income, a principal source of income. While credit quality costs associated with non-performing assets negatively affect financial results, their impact has diminished as the overall level of non-performing assets has declined.

The financial results for the first half of 2014 illustrate the further progress of the Company’s current multi-faceted strategic plan with the goal of consistent profitability. A key strategy in 2014 has been to refresh Royal Bank’s retail products and branch network. During 2014, the Company reorganized the retail division to better serve existing customers, develop the retail sales teams, and attain new customer relationships. Royal Bank held a successful 50th anniversary campaign, offering a Kindle to new customers who met certain deposit account opening criteria. The Company relocated the Villanova and Phoenixville branches and will soon relocate two additional branches to more convenient, high-traffic locations within similar markets. Additionally, customers now have access to 55,000 ATMs nationwide from a new arrangement.  During 2014, five highly experienced industry veterans joined the Company.  These included two commercial relationship managers, two retails sales managers and the head of sales and product training.  Their collective experience spans community and regional banks.  The hiring of these individuals was funded through the rightsizing of the organization and is fully integrated into the Company’s budget. In July we introduced Royal Bank’s exciting fresh logo and the enhanced website. The redesigned products and contemporary technology are the future platform for enhanced banking convenience for commercial, consumer and retail customers.  Overall positive financial results have benefited from our rebranding and the ability to attract and retain commercial and consumer customers.

Consolidated Net Income (Loss)

Net income for the second quarter of 2014 amounted to $1.4 million and basic and diluted earnings per share of  $0.04 compared to a net loss of $803,000 and basic and diluted loss per share of $0.10 for the comparable quarter in 2013. Contributing to the 2013 net loss was a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to the Company’s tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000.  Additional items that positively contributed to the $2.2 million improvement for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 included:

•	Net interest income grew $641,000, or 13.0%.
•	Professional and legal fees decreased $419,000, or 51.9%.
•	Salaries and benefits declined $241,000, or 9.1%.
•	Credit related expenses decreased $153,000, or 21.2%.
•	Included in the 2nd quarter of 2013 was a legal settlement expense related to a tax lien subsidiary, of which the Company’s share was $990,000 after adjusting for noncontrolling interest.
•	Gains on sales of AFS investment securities increased $92,000.

Partially offsetting these positive items was a decrease in the credit for loan and lease losses of $88,000, an $87,000 reduction in gains on the sale of other real estate owned, and a $75,000 increase in occupancy and equipment expenses.

For the six months ended 2014, net income amounted to $2.9 million and basic and diluted earnings per share of $0.10 compared to a net loss of  $685,000 and basic and diluted loss per share of $0.13 for the comparable period in 2013. The $3.6 million improvement for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was mainly related to the following items:

•	Net interest income grew $1.4 million, or 14.4%.
•	Professional and legal fees decreased $476,000, or 32.4%.
•	Salaries and benefits declined $650,000, or 11.9%.
•	Credit for loan and lease losses improved $300,000.
•	Credit related expenses decreased $433,000, or 32.6%.
•	Included in the six month loss in 2013 was a legal settlement expense related to a tax lien subsidiary, of which the Company’s share was $990,000 after adjusting for noncontrolling interest.

Partially offsetting these positive items was a $135,000 increase in occupancy and equipment expenses, a $128,000 increase in marketing and advertising expenses, and a $120,000 reduction in gains on the sale of other real estate owned.

Interest Income

Total interest income of $7.2 million for the second quarter of 2014 grew $466,000, or 6.9%, from the comparable quarter of 2013. The improvement was primarily driven by an increase of $663,000 quarter versus quarter in interest income on investment securities which was partially offset by a decline of $194,000 in interest income on loans and leases. Average interest-earning assets amounted to $690.5 million in the second quarter of 2014, which resulted in an increase of $5.3 million, or 0.8%, from the level of $685.2 million in the second quarter of 2013. The increase in average interest-earning assets was mainly related to a $6.9 million increase in average loans to $370.1 million and a $4.9 million increase in average investment securities to $312.1 million for the quarter ended June 30, 2014.  Average cash equivalents declined $6.5 million quarter over quarter. While average loan balances increased $6.9 million for the second quarter of 2014, the associated interest income declined $194,000 and was directly related to the tax lien portfolio.  Interest income related to tax liens fell $305,000 quarter over quarter due to an $9.8 million, or 45.9% decline in average balances.  Interest income on the remaining loan portfolio increased $112,000.

Total interest income of $14.4 million for the first six months of 2014 grew $865,000, or 6.4%, from the comparable period in 2013. The improvement was primarily driven by an increase of $1.3 million quarter versus quarter in interest income on investment securities. Average interest-earning assets amounted to $690.6 million for the first six months of 2014, which resulted in a decline of $4.8 million, or 0.7%, from the level of $695.4 million in the first six months of 2013. The decrease in average interest-earning assets was mainly related to a $7.8 million decline in average cash equivalents to $7.3 million and a $7.1 million decrease in average investment securities to $315.1 million for the six months ended June 30, 2014.  While average loan balances increased $10.1 million to $368.2 million for the first six months of 2014, the associated interest income declined $431,000 and was directly related to the tax lien portfolio.  Interest income related to tax liens fell $738,000 year over year due to a $10.6 million, or 46.0% decline in average balances.  Interest income on the remaining loan portfolio increased $307,000.

For the second quarter of 2014, the yield on average interest-earning assets of 4.19% amounted to an enhancement of 24 basis points from the yield of 3.95% for the prior year’s second quarter. Driving the improvement in yield quarter over quarter was an increase of 82 basis points in the average yield on investments (2.51% versus 1.69%) which contributed $663,000 to interest income.  The average yield on loans declined 32 basis points (5.69% versus 6.01%). The investment yield in the second quarter of 2013 was negatively impacted by the accelerated amortization of premiums due to prepayments of government agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities.  The decrease in loan yields reflects the decline in higher yielding tax liens quarter versus quarter which adversely effected interest income by $305,000.

For the six months ended June 30, 2014, the yield on average interest-earning assets of 4.19% amounted to an enhancement of 28 basis points from the yield of 3.91% for the comparable 2013 period. Driving the improvement in yield quarter over quarter was an increase of 87 basis points in the average yield on investments (2.48% versus 1.61%) which contributed $1.3 million to interest income.  The average yield on loans declined 40 basis points (5.74% versus 6.14%). The investment yield in the first six months of 2013 was negatively impacted by the accelerated amortization of premiums due to prepayments of government agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities.  The decrease in loan yields reflects the decline in higher yielding tax liens year over year which adversely effected interest income by $738,000.

Interest Expense

Total interest expense of $1.6 million in the second quarter of 2014 declined $175,000, or 9.7%, from the comparable quarter of 2013. The reduction in interest expense was primarily associated with a decline in the average interest rates paid on average interest-bearing liabilities as well as slightly lower average balances of such liabilities.  For the second quarter of 2014, average interest-bearing liabilities of $597.2 million decreased $1.2 million, or 0.2%, from $598.4 million for the comparable period in 2013.  For the three months ended June 30, 2014, average certificates of deposit amounted to $229.9 million which reflected a decline of $5.6 million, or 2.4% from the comparable quarter of 2013.  The decline in this average balance combined with a reduction in the average interest rate resulted in a decrease in interest expense of $116,000.  Average borrowings amounted to $137.4 million which represented an increase of $3.5 million, or 2.6% from the comparable quarter of 2013.  Despite the increase in the average balance of borrowings, the interest expense decreased $69,000 from the comparable quarter of 2013 as a result of a reduction in the interest rates paid on these borrowings.

Total interest expense of $3.2 million in the first two quarters of 2014 declined $530,000, or 14.0%, from the comparable quarters of 2013. The reduction in interest expense was primarily associated with a decline in the average interest rates paid on average interest-bearing liabilities as well as lower average balances of such liabilities.  For the first six months of 2014, average interest-bearing liabilities of $596.1 million decreased $11.9 million, or 2.0%, from $608.0 million for the comparable period in 2013.  For the six months ended June 30, 2014, average certificates of deposit, average NOW and money market accounts and average borrowings amounted to $233.2 million, $210.8 million and $133.9 million, respectively, and reflected declines of $7.1 million, or 3.0%, $5.0 million, or 2.3% and $145,000, or 0.1%, respectively, from the comparable period of 2013.  These declines in average balances combined with interest rate reductions resulted in interest expense decreases of $281,000  and $264,000 for average CDs and borrowings, respectively.

The average interest rate paid on average total interest-bearing liabilities during the second quarter of 2014 amounted to 1.09%, which represented an improvement of 11 basis points from the average interest rate paid during the comparable quarter of 2013. During the second quarter of 2014 the average interest rate paid on average interest-bearing deposits was 0.78% which resulted in a decline of 9 basis points from the level of 0.87% during the comparable quarter of 2013. Quarter versus quarter lower average interest rates were paid on CDs (1.27% in 2014 versus 1.43% in 2013), while NOW and money market rates slightly increased 2 basis points (0.31% in 2014 versus 0.29% in 2013). The decline in average interest rates paid on CDs was attributed to lower rates on new accounts and the continued run off of maturing retail CDs. The average interest rate paid for borrowings during the second quarter of 2014 was 2.11%, which amounted to a reduction of 26 basis points from the average rate paid of 2.37% during the second quarter of 2013.

The average interest rate paid on average total interest-bearing liabilities during the first two quarters of 2014 amounted to 1.10%, which represented an improvement of 15 basis points from the average interest rate paid during the comparable quarters of 2013. During the first six months of 2014 the average interest rate paid on average interest-bearing deposits was 0.79% which resulted in a decline of 9 basis points from the level of 0.88% during the comparable period of 2013. Year over year lower average interest rates were paid on CDs (1.26% in 2014 versus 1.46% in 2013), while NOW and money market rates slightly increased 3 basis points (0.32% in 2014 versus 0.29% in 2013). The decline in average interest rates paid on CDs was attributed to lower rates on new accounts and the continued run off of maturing retail CDs. The average interest rate paid for borrowings during the first six months of 2014 was 2.16%, which amounted to a reduction of 40 basis points from the average rate paid of 2.56% during the first six months of 2013.

Net Interest Income and Margin

Net interest income for the quarter ended June 30, 2014 amounted to $5.6 million resulting in an increase of $641,000, or 13.0%, from the comparable quarter of 2013.  The improvement in net interest income was primarily attributed to an increase in the average yield on investment securities and a net reduction in the average rates paid on average interest-bearing liabilities quarter versus quarter. The increase in the average yield on investment securities was due to higher yields on new purchases.  Additionally, the prepayments on government agency MBS and CMO investment securities declined, which had a positive effect on the amortization of premiums.  The decrease in average CD and borrowing balances combined with their respective interest rate reductions contributed $185,000 to the decline in interest expense.

Net interest income for the six months ended June 30, 2014 amounted to $11.1 million resulting in an increase of $1.4 million, or 14.4%, from the comparable period of 2013.  The improvement in net interest income was primarily attributed to an increase in the average yield on investment securities and a net reduction in the average rates paid on average interest-bearing liabilities quarter versus quarter. The increase in the average yield on investment securities was due to higher yields on new purchases.  Additionally, the prepayments on government agency MBS and CMO investment securities declined, which had a positive effect on the amortization of premiums.  The decrease in average CD and borrowing balances combined with their respective interest rate reductions contributed $545,000 to the decline in interest expense.

The net interest margin for the second quarter of 2014 was 3.25%, which grew 35 basis points from 2.90% for the comparable quarter of 2013.  Quarter over quarter, the contribution from the 82 basis point improvement in the average yield on investment securities (2.51% versus 1.69%) was partially offset by the 32 basis point reduction in the average yield on loans and leases (5.69% versus 6.01%).  The average yield on interest-earning assets for the second quarter of 2014 was 4.19% compared to 3.95% for the same period in 2013.  Funding costs improved from an average interest rate paid of 1.20% for the second quarter of 2013 to 1.09% for the second quarter of 2014.  The Company continued to redeem and re-price maturing retail CDs which led to a 16 basis point reduction in average interest rates paid quarter over quarter (1.27% in 2014 versus 1.43% in 2013).  Additionally the average rates paid on borrowings declined 26 basis points (2.11% in 2014 versus 2.37% in 2013).

The net interest margin for the first six months of 2014 was 3.24%, which grew 42 basis points from 2.82% for the comparable period of 2013.  Year over year, the contribution from the 87 basis point improvement in the average yield on investment securities (2.48% versus 1.61%) was partially offset by the 40 basis point reduction in the average yield on loans and leases (5.74% versus 6.14%).  The average yield on interest-earning assets for the first six months of 2014 was 4.19% compared to 3.91% for the same period in 2013.  Funding costs improved from an average interest rate paid of 1.25% for the first six months of 2013 to 1.10% for the first six months of 2014.  The Company continued to redeem and re-price maturing retail CDs which led to a 20 basis point reduction in average interest rates paid quarter over quarter (1.26% in 2014 versus 1.46% in 2013).  Additionally the average rates paid on borrowings declined 40 basis points (2.16% in 2014 versus 2.56% in 2013).

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	June 30, 2014			June 30, 2013
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$8,284	$5	0.24%	$14,774	$8	0.22%
Investment securities	312,118	1,954	2.51%	307,216	1,291	1.69%
Loans	370,116	5,250	5.69%	363,183	5,444	6.01%
Total interest earning assets	690,518	7,209	4.19%	685,173	6,743	3.95%
Non-earning assets	49,365			55,017
Total average assets	$739,883			$740,190
Interest-bearing deposits
NOW and money markets	$211,381	166	0.31%	$210,778	153	0.29%
Savings	18,520	7	0.15%	18,189	10	0.22%
Time deposits	229,906	726	1.27%	235,508	842	1.43%
Total interest bearing deposits	459,807	899	0.78%	464,475	1,005	0.87%
Borrowings	137,441	723	2.11%	133,952	792	2.37%
Total interest bearing liabilities	597,248	1,622	1.09%	598,427	1,797	1.20%
Non-interest bearing deposits	64,702			58,865
Other liabilities	24,517			30,310
Shareholders' equity	53,416			52,588
Total average liabilities and equity	$739,883			$740,190
Net interest margin		$5,587	3.25%		$4,946	2.90%

	For the six months ended			For the six months ended
	June 30, 2014			June 30, 2013
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$7,344	$10	0.27%	$15,139	$15	0.20%
Investment securities	315,128	3,876	2.48%	322,229	2,575	1.61%
Loans	368,152	10,474	5.74%	358,058	10,905	6.14%
Total interest earning assets	690,624	14,360	4.19%	695,426	13,495	3.91%
Non-earning assets	46,014			53,128
Total average assets	$736,638			$748,554
Interest-bearing deposits
NOW and money markets	$210,810	333	0.32%	$215,768	315	0.29%
Savings	18,199	16	0.18%	17,887	19	0.21%
Time deposits	233,233	1,463	1.26%	240,361	1,744	1.46%
Total interest bearing deposits	462,242	1,812	0.79%	474,016	2,078	0.88%
Borrowings	133,863	1,435	2.16%	134,008	1,699	2.56%
Total interest bearing liabilities	596,105	3,247	1.10%	608,024	3,777	1.25%
Non-interest bearing deposits	64,310			58,620
Other liabilities	24,137			28,704
Shareholders' equity	52,086			53,206
Total average liabilities and equity	$736,638			$748,554
Net interest margin		$11,113	3.24%		$9,718	2.82%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and six month periods ended June 30, 2014, as compared to the respective period in 2013, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(3)	$—	$(3)	$(10)	$5	$(5)
Total short term earning assets	(3)	—	(3)	(10)	5	(5)
Investments securities	(46)	709	663	(93)	1,394	1,301
Loans
Commercial demand loans	(133)	163	30	(218)	223	5
Commercial mortgages	(114)	(160)	(274)	15	(276)	(261)
Residential and home equity	240	(34)	206	437	(114)	323
Leases receivables	176	(77)	99	265	2	267
Tax certificates	(291)	(14)	(305)	(609)	(129)	(738)
Other loans	2	(2)	—	(5)	(4)	(9)
Loan fees	50	—	50	(18)	—	(18)
Total loans	(70)	(124)	(194)	(133)	(298)	(431)
Total (decrease) increase in interest income	$(119)	$585	$466	$(236)	$1,101	$865
Interest expense
Deposits
NOW and money market	$1	$12	$13	$(7)	$25	$18
Savings	—	(3)	(3)	—	(3)	(3)
Time deposits	(20)	(96)	(116)	(50)	(231)	(281)
Total deposits	(19)	(87)	(106)	(57)	(209)	(266)
Trust preferred	26	158	184	—	(7)	(7)
Borrowings	(1)	(252)	(253)	(1)	(256)	(257)
Total increase (decrease) in interest expense	$6	$(181)	$(175)	$(58)	$(472)	$(530)
Total (decrease) increase in net interest income	$(125)	$766	$641	$(178)	$1,573	$1,395

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

The amount of the allowance is reviewed and approved by the Chief Financial Officer (“CFO”), Chief Administrative and Risk Officer (“CARO”), Chief Lending Officer (“CLO”), and Chief Credit Officer (“CCO”) on at least a quarterly basis.  Management believes that the allowance at June 30, 2014 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Due to the continuing improvement in the credit quality of the loan portfolio and the decline in non-accrual loan balances, the Company recorded credits to the allowance of $75,000 and $714,000 for the three and six months ended June 30, 2014, respectively, compared to credits of $163,000 and $414,000 for the three and six months ended June 30, 2013, respectively. The allowance decreased $2.1 million from $13.7 million at December 31, 2013 to $11.6 million at June 30, 2014. The decline in the allowance was directly related to the charge-off of specific reserves and a reduction of approximately $20.0 million in classified and impaired loans. The allowance was 3.06% of total loans and leases held for investment at June 30, 2014 compared to 3.73% at December 31, 2013.

Changes in the allowance were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Balance at period beginning	$11,866	$15,389	$13,671	$17,261
Charge-offs
Commercial real estate	—	—	(350)	(835)
Construction and land development	—	—	—	(820)
Commercial & industrial	—	(21)	(452)	(195)
Multi-family	—	—	—	—
Residential real estate	—	—	—	—
Leases	(244)	(99)	(362)	(108)
Tax certificates	—	(138)	(265)	(285)
Total charge-offs	(244)	(258)	(1,429)	(2,243)
Recoveries
Commercial real estate	—	23	—	127
Construction and land development	—	95	—	191
Commercial & industrial	8	6	12	9
Multi-family	—	—	—	—
Residential real estate	4	5	6	156
Leases	9	10	22	20
Tax certificates	1	72	1	72
Total recoveries	22	211	41	575
Net charge offs	(222)	(47)	(1,388)	(1,668)
Credit for loan and lease losses	(75)	(163)	(714)	(414)
Balance at period end	$11,569	$15,179	$11,569	$15,179

An analysis of the allowance by loan type is set forth below:

	June 30, 2014		December 31, 2013
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$4,971	40.9%	$5,498	40.5%
Construction and land development	2,033	10.9%	2,316	12.3%
Commercial and industrial	1,525	19.0%	3,006	21.7%
Multi-family	416	3.5%	402	3.2%
Residential real estate	690	10.6%	473	7.0%
Leases	1,352	12.2%	1,223	11.6%
Tax certificates	408	2.6%	555	3.5%
Consumer	24	0.3%	15	0.2%
Unallocated	150	—%	183	—%
Total allowance	$11,569	100.00%	$13,671	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	June 30,	December 31,
(Amounts in thousands)	2014	2013
Non-accrual LHFI (1)	$7,664	$10,157
Non-accrual LHFS	1,396	—
Other real estate owned	9,811	9,617
Total nonperforming assets	$18,871	$19,774

Nonperforming assets to total assets	2.59%	2.70%
Total non-accrual loans to total loans	2.39%	2.76%
ALLL to non-accrual LHFI	150.95%	134.60%
ALLL to total LHFI	3.06%	3.73%

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more. This excludes non-accrual loans held for sale of $1.4 million at June 30, 2014.

The composition of non-accrual loans is as follows:

	As of June 30, 2014		As of December 31, 2013
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans held for investment
Commercial real estate	$1,335	$—	$2,325	$331
Construction and land development	902	—	2,650	—
Commercial & industrial	2,885	—	3,629	452
Residential real estate	1,004	30	632	19
Leases	398	71	467	60
Tax certificates	1,140	—	454	24
Total non-accrual LHFI	$7,664	$101	$10,157	$886
Non-accrual loans held for sale
Construction and land development	$1,396	$—	$—	$—
Total non-accrual LHFS	$1,396	$—	$—	$—
Total non-accrual loans	$9,060	$101	$10,157	$886

Non-accrual loan activity for the first two quarters of 2014 is set forth below:

		1st Quarter Activity
(In thousands)	Balance at January 1, 2014	Additions	Payments and other decreases	Charge-offs/Impairment*	Transfer to OREO	Balance at March 31, 2014
Non-accrual loans held for investment
Commercial real estate	$2,325	$—	$(395)	$(350)	$—	$1,580
Construction and land development	2,650	—	(332)	—	—	2,318
Commercial & industrial	3,629	99	(339)	(452)	—	2,937
Residential real estate	632	114	—	—	—	746
Leases	467	278	—	(118)	—	627
Tax certificates	454	1,521	—	(265)	(573)	1,137
Total non-accrual loans	$10,157	$2,012	$(1,066)	$(1,185)	$(573)	$9,345

		2nd Quarter Activity
(In thousands)	Balance at March 31, 2014	Additions	Payments and other decreases	Charge-offs/Impairment*	Transfer to OREO	Balance at June 30, 2014
Non-accrual loans held for investment
Commercial real estate	$1,580	$—	$(245)	$—	$—	$1,335
Construction and land development	2,318	—	(1,416)	—	—	902
Commercial & industrial	2,937	—	(52)	—	—	2,885
Multi-family	—	—	—	—	—	—
Residential real estate	746	258	—	—	—	1,004
Leases	627	15	—	(244)	—	398
Tax certificates	1,137	312	—	—	(309)	1,140
Total non-accrual LHFI	$9,345	$585	$(1,713)	$(244)	$(309)	$7,664
Non-accrual loans held for sale
Construction and land development(1)	$—	$1,396	$—	$—	$—	$1,396
Total non-accrual LHFS	$—	$1,396	$—	$—	$—	$1,396
Total non-accrual loans	$9,345	$1,981	$(1,713)	$(244)	$(309)	$9,060

*Charge-offs on LHFI were recorded in the allowance.

(1) Additions column shows the transfer from non-accrual LHFI to non-accrual LHFS.

Total non-accrual loans at June 30, 2014 were $9.1 million compared to $10.2 million at December 31, 2013.  The decrease of $1.1 million was the result of $1.4 million in charge-offs mostly related to specific reserves, $1.4 million reduction in existing non-accrual loan balances through payments and payoffs, and $882,000 in transfers to OREO, which were partially offset by additions of $2.6 million.  The tax certificate portfolio accounted for the majority of the new non-accrual activity and transfers to OREO.  If interest had been accrued, such income would have been approximately $213,000 and

$488,000 for the three and six months ended June 30, 2014, respectively. The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

	June 30,	December 31,
(In thousands)	2014	2013
Impaired LHFI with a valuation allowance	$1,083	$3,835
Impaired LHFI without a valuation allowance	13,828	14,671
Impaired LHFS	1,396	—
Total impaired loans and leases	$16,307	$18,506
Valuation allowance related to impaired LHFI	$101	$886

	For the six months ended
	June 30,
(In thousands)	2014	2013
Average investment in impaired loans	$16,973	$24,593
Interest income recognized on impaired loans and leases	$196	$273
Interest income recognized on a cash basis on impaired loans and leases	$196	$273

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At June 30, 2014, the Company had eleven TDRs, with a total carrying value of $9.6 million.  At the time of the modifications, three of the loans were already classified as impaired non-accrual loans.  At December 31, 2013, the Company had twelve TDRs with a total carrying value of $12.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

Other Real Estate Owned

OREO increased $194,000 from $9.6 million at December 31, 2013 to $9.8 million at June 30, 2014.  During the past twelve months there was a shift in OREO composition from real estate acquired through, or in lieu of foreclosure in settlement of loans to real estate acquired through foreclosure related to tax liens.     Set forth below is a table which details the changes in OREO from December 31, 2013 to June 30, 2014.

	For the six months ended June 30, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(143)	(1,770)	(1,913)
Net gains on sales	16	444	460
Transfers in	—	882	882
Cash additions	—	1,103	1,103
Impairment charge	(99)	(239)	(338)
Ending balance	$1,499	$8,312	$9,811

At June 30, 2014, OREO was comprised of $769,000 in land, $496,000 in commercial real estate, $8.3 million in tax liens, and residential real estate with a fair value of $234,000.  During the first half of 2014, the Company sold seven condominiums related to a construction project in Minneapolis, Minnesota in which the Company is a participant. The Company received its pro rata share of net proceeds in the amount of $143,000 and recorded a net gain of $16,000. During the first quarter of 2014, the Company recorded impairment charges of $74,000 on the remaining, larger condominium units and $25,000 on the commercial real estate due to a recent agreement of sale.

As shown in the table above the composition of the OREO assets has evolved to properties primarily acquired through the tax lien portfolio.  During the first half of 2014, the Company transferred $882,000 to OREO which represents 18 properties and added $1.1 million in lien redemptions on existing properties.  During the same period the Company sold 22 of the tax lien properties, received proceeds of $1.8 million, and recorded net gains of $444,000 as a result of these sales. Additionally, the Company recorded impairment charges of $239,000 in the first half of 2014 related to the tax lien properties.  At December 31, 2013, OREO assets acquired through the tax lien portfolio were $7.9 million and were comprised of 59 properties.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days and include non-impaired substandard loans. Potential problem loans amounted to approximately $7.5 million and $9.1 million at June 30, 2014 and December 31, 2013.  The $1.6 million decline in potential problem loans included one $4.1 million relationship which paid off in full during the second quarter of 2014 but was partially offset by a $2.5 million commercial real estate loan that was past due less than 60 days at June 30, 2014.

Non-interest Income

Non-interest income for the second quarter of 2014 was $816,000 compared to $961,000 for the comparable quarter of 2013 resulting in a decrease of $145,000.  Service charges and fees declined $107,000 ($218,000 in 2014 versus $325,000 in 2013), of which $88,000 was related to the leasing subsidiary. Additionally net gains on the sale of OREO declined $87,000 ($331,000 in 2014 versus $418,000 in 2013).  Partially mitigating these reductions was an increase of $67,000 in net gains on the sale of AFS investment securities ($92,000 in 2014 versus $25,000 in 2013).

For the six months ended June 30, 2014, non-interest income was $1.6 million compared to $2.4 million for the comparable period in 2013 resulting in a decrease of $781,000.  During the first six months of 2013, the Company recorded $678,000 in gains on the sale of premises and equipment predominantly related to the sale of two Company owned properties. There were no such gains in 2014.  Additionally, net gains on the sale of OREO declined $120,000 ($460,000 in 2014 versus $580,000 in 2013) and service charges and fees declined $107,000 ($531,000 in 2014 versus $638,000 in 2013).  Partially offsetting these items was a $127,000 increase in net gains on the sales of loans and leases ($143,000 in 2014 versus $16,000 in 2013).

Non-interest Expense

Non-interest expense significantly improved by $2.5 million from $7.5 million for the second quarter of 2013 to $5.0 million for the second quarter of 2014. The second quarter of 2013, included a $1.65 million legal settlement expense related to a tax lien subsidiary, of which the Company’s share was $990,000. As credit quality has improved and with the resolution of the tax lien legal issues, quarter versus quarter professional and legal fees declined $419,000 ($389,000 in 2014 versus $808,000 in 2013), OREO expenses and impairment fell $76,000 ($452,000 in 2014 versus $528,000 in 2013), and impairment on LHFS fell $53,000 ($0 in 2014 versus $53,000 in 2013). In addition, salaries and benefits decreased $241,000 ($2.4 million in 2014 versus $2.7 million in 2013) due to a reduction in the workforce. Partially offsetting these declines was a $75,000 increase in occupancy and equipment expenses ($621,000 in 2014 versus $546,000 in 2013) and was due to branch relocations and minor renovations, along with higher utility costs. Additionally, marketing and advertising expenses grew $57,000 ($123,000 in 2014 versus $66,000 in 2013) for promotion of the Company’s new and enhanced products and services.

Non-interest expense considerably improved by $3.4 million from $13.7 million for the six months ended June 30, 2013 to $10.3 million for the first six months of 2014.  As mentioned previously, 2013 included a $1.65 million legal settlement expense related to a tax lien subsidiary, of which the Company’s share was $990,000.  Additional improvements include a $650,000 decrease in salaries and benefits ($4.8 million in 2014 versus $5.5 million in 2013) due to a reduction in the workforce and a $433,000 decrease in credit quality expenses. As asset credit quality continued to improve, OREO expenses and impairment declined $159,000 ($738,000 in 2014 versus $897,000 in 2013), impairment on LHFS fell $153,000 ($0 in 2014 versus $153,000 in 2013), loan collection expenses decreased $121,000 ($157,000 in 2014 versus $278,000 in 2013). Professional and legal fees declined $476,000 ($992,000 in 2014 versus $1.5 million in 2013) and the Company did not record restructuring charges in 2014 ($0 in 2014 versus $111,000 in 2013).  The 2013 restructuring charges were related to the reduction in work force of twelve employees which occurred during the first quarter of 2013.  Partially offsetting these declines was a $135,000 increase in occupancy and equipment expenses ($1.2 million in 2014 versus $1.1 million in 2013) and, as mentioned previously, was due to branch relocations and minor renovations, along with higher utility costs. Additionally, marketing and advertising expenses increased $128,000 ($239,000 in 2014 versus $111,000 in 2013) for promotion of the Company’s new and enhanced products and services.

Income Tax Expense

Total income tax expense for the first and second quarters of 2014 and the comparable quarters of 2013 was $0. Despite net income of $2.9 million for the first six months of 2014, the Company did not record a tax expense due to the net operating loss carryforward from prior years.

The Company concluded at June 30, 2014 and December 31, 2013 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result the Company has recorded a cumulative non-cash charge of $37.2 million in the consolidated statement of operations that began in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. The effective tax rate for the first six months of both 2014 and 2013 was 0%.

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

	Three months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$6,864	$345	$7,209
Interest expense	1,343	279	1,622
Net interest income	$5,521	$66	$5,587
(Credit) provision for loan and lease losses	(95)	20	(75)
Total non-interest income	466	350	816
Total non-interest expense	4,368	663	5,031
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,714	$(267)	$1,447
Noncontrolling interest	$111	$(42)	$69
Net income (loss) attributable to Royal Bancshares	$1,603	$(225)	$1,378

	Three months ended June 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$717,315	$31,286	$748,601
Total deposits	$525,670	$—	$525,670

Interest income	$6,077	$666	$6,743
Interest expense	1,415	382	1,797
Net interest income	$4,662	$284	$4,946
(Credit) provision for loan and lease losses	(431)	268	(163)
Total non-interest income	550	411	961
Total non-interest expense	5,054	2,513	7,567
Income tax expense (benefit)	—	—	—
Net income (loss)	$589	$(2,086)	$(1,497)
Noncontrolling interest	$140	$(834)	$(694)
Net income (loss) attributable to Royal Bancshares	$449	$(1,252)	$(803)

	Six months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$13,660	$700	$14,360
Interest expense	2,663	584	3,247
Net interest income	$10,997	$116	$11,113
(Credit) provision for loan and lease losses	(832)	118	(714)
Total non-interest income	1,032	556	1,588
Total non-interest expense	9,305	1,048	10,353
Income tax expense (benefit)	—	—	—
Net income (loss)	$3,556	$(494)	$3,062
Noncontrolling interest	$268	$(81)	$187
Net income (loss) attributable to Royal Bancshares	$3,288	$(413)	$2,875

	Six months ended June 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$717,315	$31,286	$748,601
Total deposits	$525,670	$—	$525,670

Interest income	$12,026	$1,469	$13,495
Interest expense	2,965	812	3,777
Net interest income	$9,061	$657	$9,718
(Credit) provision for loan and lease losses	(741)	327	(414)
Total non-interest income	1,712	657	2,369
Total non-interest expense	10,665	3,042	13,707
Income tax expense (benefit)	—	—	—
Net income (loss)	$849	$(2,055)	$(1,206)
Noncontrolling interest	$301	$(822)	$(521)
Net income (loss) attributable to Royal Bancshares	$548	$(1,233)	$(685)

Community Bank Segment

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC.  RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC are wholly owned subsidiaries of Royal Bank.  These three entities were established to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.  Royal Bank also owns 60% of Royal Bank America Leasing, LP.  At June 30, 2014, Royal Bank owns 80% of the subsidiary, Crusader Servicing Corporation and wholly owns Royal Tax Lien Services, LLC, each of which was formed to purchase and service delinquent tax liens.  At June 30, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.

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

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in thirteen states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 114 people on a full-time equivalent basis as of June 30, 2014.

Deposits: At June 30, 2014, total deposits of Royal Bank were distributed among demand deposits (12%), money market deposit, savings and NOW accounts (45%) and time deposits (43%). At June 30, 2014, deposits of $529.0 million decreased $2.6 million from $531.6 million at year end 2013.  Included in Royal Bank’s deposits are approximately $2.0 million of intercompany deposits that are eliminated through consolidation.

Lending: At June 30, 2014, Royal Bank, including its subsidiaries, had a total net loan portfolio of $367.6 million, representing 51% of total assets. The loan portfolio is categorized into commercial and industrial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax liens, small business leases and consumer loans.  At June 30, 2014, net loans increased $13.4 million from year end 2013 due to new loan originations coupled with residential loan pool purchase which were partially offset by pay downs, payoffs, charge-offs, transfers to OREO and a decline in the allowance.

Business results: Total assets of Royal Bank were $718.9 million at June 30, 2014 compared to $724.7 million at year end 2013.  Royal Bank recorded net income of $1.4 million for the second quarter of 2014 compared to a net loss of $698,000 for the comparable quarter of 2013. The loss in the second quarter of 2013 was largely related to a $1.65 million loss contingency accrual for a potential settlement with the plaintiffs of a class action lawsuit related to the tax lien subsidiaries.  After adjusting for noncontrolling interest, Royal Bank’s share of the loss contingency amounted to $990,000.  For the first half of 2014, Royal Bank recorded net income of $2.9 million compared to a net loss of $495,000 for the first six months of 2013.  Total interest income of Royal Bank for the quarter ended and six months ended June 30, 2014 was $7.2 million and $14.4 million, respectively compared to $6.7 million and $15.5 million for the quarter and six months ended June 30, 2013, respectively.  The growth in interest income was primarily attributed to an increase in the yield on investment securities, which was partially offset by a decline in interest income on loans and leases.  The increase in investment interest income was due to a decline in the prepayments of government agency MBS and CMO securities which had a positive effect on the amortization of premiums coupled with higher yields on new purchases.  Interest expense was $1.6 million and $3.3 million for the second quarter and six months ended June 30, 2014, respectively, compared to $1.8 million and $3.8 million for the quarter and six months ended June 30, 2013. The $2.1 million improvement in net income quarter versus quarter was mainly attributable to a $2.5 million decrease in non-interest expense primarily related to the loss contingency accrual mentioned above and a $636,000 increase in net interest income which were partially offset by a $646,000 decline in non-interest income and a decline in noncontrolling interest.  The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended June 30, 2014, RID reported net income of $200,000, compared to net income of $147,000 for the three months ended June 30, 2013. The quarter versus quarter increase was primarily related to an increase in gains on the sale of investment securities of $60,000.  For the first half of 2014, RID reported net income of $356,000 compared to net income of $317,000 for the first six months of 2013.  At June 30, 2014 total assets of RID were $30.8 million, of which $3.1 million was held in cash and cash equivalents and $3.6 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.

Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At June 30, 2014 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At June 30, 2014, Royal Preferred LLC had total assets of $24.5 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2014 were 2.38%.

Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  The Company received approval and paid the first and second quarter interest payments in March and June 2014.

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

Business results: At June 30, 2014, total assets of Royal Leasing were $45.9 million, and includes $45.7 million in net leases.  Total assets were $42.3 million at December 31, 2013.  For the quarter ended June 30, 2014, Royal Leasing had net interest income of $657,000 compared to $533,000 for the comparable period of 2013; provision for lease losses of $230,000 versus $26,000 in the comparable quarter of 2013; non-interest income of $64,000 as compared to $152,000 in the second quarter of 2013; and non-interest expense of $30,000 compared to $112,000 quarter over quarter.  Prior to partner distributions, net income for the quarter ended June 30, 2014 was $461,000, a decrease of $84,000 from $545,000 for the three months ended June 30, 2013.  For the first half of 2014, Royal Leasing recorded net income prior to management distributions of $939,000 compared to $1.2 million for the first half of 2013.  The decline in net income prior to partner distributions was mainly due to the increase in provision for lease losses.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2014, the amount due Royal Bank from RBA Leasing was $42.2 million.

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

Business results: At June 30, 2014 and December 31, 2014, total assets of RIA were $5.9 million.  For the quarter ended June 30, 2014, RIA recorded net income of $4,000 compared to $6,000 for the comparable period of 2013. For the first six months of 2014, RIA recorded a net loss of $3,000 compared to $4,000 for the same period in 2013.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At June 30, 2014, there were no outstanding loans from Royal Bank to RIA.

Tax Lien Segment

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds an 80% ownership interest in Crusader Servicing Corporation (“CSC”). At June 30, 2013 Royal Bank’s ownership interest was 60%.  It’s legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquired, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. CSC is currently being liquidated under an orderly, long term plan adopted by CSC management.

Business results:  CSC had net interest expense of $86,000 for the quarter ended June 30, 2014 compared to $67,000 for the comparable quarter in 2013.  The $19,000 decline was primarily related to the decline in average lien balances.  CSC recorded a net loss of $209,000 and $406,000 for the three and six months ended June 30, 2014, respectively, compared to $213,000 and $325,000, respectively, for the comparable periods of 2013. The $81,000 year over year increase in net loss was primarily related to a $232,000 drop in net gains on the sales of OREO, which was partially offset by a $93,000 decline in the provision for lien losses.  At June 30, 2014, total assets of CSC were $5.2 million, of which $729,000 was held in tax liens and $4.3 million was in OREO while at December 31, 2013 total assets were $4.8 million, of which $896,000 was held in tax liens and $3.8 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At June 30, 2014, the amount due Royal Bank from CSC was $5.7 million.

Royal Tax Lien Services, LLC

On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank wholly owns RTL.  At June 30, 2103 Royal Bank held a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RTL was formed to purchase and service delinquent tax certificates.  RTL typically acquired delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.  RTL ceased acquiring tax certificates at public auctions in 2010.

Business results: RTL’s net interest income of $152,000, for the quarter ended June 30, 2014, significantly decreased $199,000 from the comparable quarter of 2013.  The decrease in net interest income was largely due to a quarter-versus-quarter substantial decline in tax liens outstanding.  For the quarter and six months ended June 30, 2014, RTL recorded a net loss of $57,000 and $87,000, respectively, compared to $1.9 million and $1.7 million, respectively for the comparable periods in 2013. The majority of the 2013 loss was related to the $1.65 million loss contingency previously mentioned.  At June 30, 2014, total assets of RTL were $17.7 million, of which $8.9 million was held in tax liens and $4.0 million was held in OREO as compared to total assets at December 31, 2013 of $21.7 million, of which $11.8 million was held in tax liens and $4.1 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At June 30, 2014, the amount due Royal Bank from RTL was $10.4 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at June 30, 2014 were $727.2 million, a decrease of $5.1 million, or 0.7%, from December 31, 2013.  This small decrease was mainly attributed to a $27.6 million reduction in investment securities and was partially offset by increases of $13.4 million and $11.3 million in net loans and leases and cash and cash equivalents, respectively.  Cash flows from investment securities sales and payments were partially invested in loans and held in cash due to expected redeployment into new loan originations.

Cash and Cash Equivalents

Total cash and cash equivalents of $28.1 million at June 30, 2014 grew $11.3 million from $16.8 million at December 31, 2013 due to cash flows from the investment portfolio. It is anticipated that some of the cash will fund new loan originations.

Investment Securities

AFS investment securities of $281.1 million at June 30, 2014, fell $27.6 million from the level at December 31, 2013.  The decline was primarily due to the sales of investment securities to fund loan growth.  FHLB stock was $3.9 million at June 30, 2014 and $4.2 million at December 31, 2013.

The AFS portfolio had gross unrealized losses of $3.8 million at June 30, 2014 compared to $9.7 million at December 31, 2013.  The $5.9 million improvement in the gross unrealized loss was directly related to decreases of $4.1 million, $756,000 and $477,000 in gross unrealized losses on government agency debt securities, Agency CMOs, and MBS, respectively. These securities carry lower coupons and their market value was positively impacted by the 50 basis point decrease in the 10-year Treasury yield from 3.03% at December 31, 2013 to 2.53% at June 30, 2014. Additionally, during the second quarter, the Company was able to sell some bonds with either lower yields or extension risk which also positively contributed to the improvement in the unrealized loss. The AFS portfolio contained a net unrealized gain of $1.5 million at June 30, 2014, which recovered $6.6 million from a net unrealized loss of $5.1 million at December 31, 2013 for the reasons mentioned above. There was no OTTI impairment for any of the investments during the first two quarters of 2014 or the first two quarters of 2013.

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

Loans and Leases

Total loans and leases held for investment of $377.8 million increased $11.3 million, or 3.1%, from the level at December 31, 2013.  The modest growth in loans and leases was directly impacted by an approximate $12.0 million improvement in classified loans due to payoffs and pay downs coupled with payoffs of out of market loans and a $3.1 million decline in tax certificates from the balance at December 31, 2014.  The Company has shifted its lending focus to diversifying the loan portfolio through the origination of small business loans, owner occupied commercial real estate and middle market business lending.  Additionally, after thorough due diligence, the Company has purchased small residential loan pools.

The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2014	2013
Commercial real estate	$154,510	$148,293
Construction and land development	41,180	45,261
Commercial and industrial	71,759	79,589
Multi-family	13,336	11,737
Residential real estate	40,223	25,535
Leases	45,925	42,524
Tax certificates	9,631	12,716
Consumer	1,227	826
Total LHFI, net of unearned income	$377,791	366,481

Deposits

Total deposits, the Company’s primary source of funds, slightly declined $2.1 million, or 0.4%, from $529.0 million at December 31, 2013 to $526.9 million at June 30, 2014.  The decrease in deposits reflects a focused change in the deposit product composition.  Checking, money market, and savings accounts increased $11.7 million while certificates of deposit declined $13.8 million.

The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2014	2013
Demand	$62,927	$60,473
NOW	44,021	45,375
Money Market	173,170	164,678
Savings	19,717	17,593
Time deposits (over $100)	86,013	92,763
Time deposits (under $100)	141,069	148,082
Total deposits	$526,917	$528,964

Borrowings

Total borrowings, which include long-term borrowings and trust preferred securities, amounted to $123.4 million at June 30, 2014 compared to $133.6 million at December 31, 2013. The $10.2 million decline is attributable to a $10.0 million decrease in short-term borrowings and payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Consolidated shareholders’ equity of $55.3 million at June 30, 2014 increased $7.5 million, or 15.7%, from $47.8 million at December 31, 2013. The increase was related to an increase of $4.5 million in other comprehensive income mostly related to improvement in the valuation of the investment portfolio and net income of $2.9 million for the first six months of 2014.

The Company received approval from the Federal Reserve Bank to bid up to $14.0 million to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the Treasury.  The auction closed on June 19, 2014.  The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. The Company was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company occurred on July 2, 2014.

To fund the purchase of the Series A Preferred Stock, described above, the Company sold 11,619,440 shares of its Class A common stock in a private placement transaction at a price of $1.20 per share. As a result of the  Company’s successful participation in the auction, a shareholder rights offering, up to 5 million shares or $6.0 million, is currently being offered to existing shareholders to limit their ownership dilution from a sale of Class A common stock to the other investors in the private placement. The private placement received shareholder approval in 2013 and brought new shareholders to the Company. The shareholder rights offering will contribute additional capital to the Company.  The following tables show the actual changes in shareholders’ equity as of June 30, 2014 and a pro-forma of the changes in shareholders’ equity had the closing for the sale of the Series A Preferred Stock by Treasury occurred on June 30, 2014. As part of this redemption, the Company eliminated nearly $3.5 million of the $9.0 million in preferred dividend in arrears.  Additionally, tangible common equity increased $11.5 million.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2014-unaudited

								Accumulated
	Series A	Class A		Class B		Additional		other
	preferred	common stock		common stock		paid in	Accumulated	comprehensive	Treasury	Non-controlling	Shareholders’
(In thousands, except share data)	stock	Shares	Amount	Shares	Amount	capital	deficit	(loss)	stock	interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							2,875			187	3,062
Other comprehensive income, net of reclassifications and taxes								4,526			4,526
Distributions to noncontrolling interests										(136)	(136)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Accretion of discount on preferred stock	294						(294)				—
Treasury shares issued for compensation						(305)			357		52
Stock option expense						3					3
Balance June 30, 2014	$30,244	11,534	$23,067	1,932	$193	$126,997	$(117,936)	$(1,596)	$(5,979)	$322	$55,312

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Pro-Forma Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2014-unaudited

								Accumulated
	Series A	Class A		Class B		Additional		other
	preferred	common stock		common stock		paid in	Accumulated	comprehensive	Treasury	Non-controlling	Shareholders’
(In thousands, except share data)	stock	Shares	Amount	Shares	Amount	capital	deficit	(loss)	stock	interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							2,875			187	3,062
Other comprehensive income, net of reclassifications and taxes								4,526			4,526
Distributions to noncontrolling interests										(136)	(136)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Accretion of discount on preferred stock	294						(294)				—
Redemption of 11,551 shares	(11,551)					(2,392)					(13,943)
Accretion of discount on preferred shares redeemed	62					(62)					—
Private placement		11,619	23,238			(9,295)					13,943
Treasury shares issued for compensation						(305)			357		52
Stock option expense						3					3
Balance June 30, 2014	$18,755	23,153	$46,305	1,932	$193	$115,248	$(117,936)	$(1,596)	$(5,979)	$322	$55,312

CAPITAL ADEQUACY

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The capital adequacy guidelines require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  At June 30, 2014 and December 31, 2013, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2014 and the previous 15 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2014	$74,932	16.20%	$37,006	8.00%	$46,257	10.00%
At December 31, 2013	$71,417	15.61%	$36,590	8.00%	$45,737	10.00%
Tier I capital (to risk-weighted assets)
At June 30, 2014	$69,218	14.96%	$18,503	4.00%	$27,754	6.00%
At December 31, 2013	$65,602	14.34%	$18,295	4.00%	$27,442	6.00%
Tier I capital (to average assets, leverage)
At June 30, 2014	$69,218	9.50%	$29,137	4.00%	$36,421	5.00%
At December 31, 2013	$65,602	9.13%	$28,739	4.00%	$35,924	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the six months ended	For the year ended
(In thousands)	June 30, 2014	December 31, 2013
RAP net loss	$(1,121)	$(139)
Tax lien adjustment, net of noncontrolling interest	4,065	2,844
U.S. GAAP net income	$2,944	$2,705

	At June 30, 2014		At December 31, 2013
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.20%	16.93%	15.61%	16.49%
Tier I capital (to risk-weighted assets)	14.96%	15.72%	14.34%	15.22%
Tier I capital (to average assets, leverage)	9.50%	10.01%	9.13%	9.73%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2014	$86,838	18.43%	$37,692	8.00%	N/A	N/A
At December 31, 2013	$84,384	18.09%	$37,315	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At June 30, 2014	$75,386	16.00%	$18,846	4.00%	N/A	N/A
At December 31, 2013	$71,432	15.31%	$18,658	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At June 30, 2014	$75,386	10.19%	$29,595	4.00%	N/A	N/A
At December 31, 2013	$71,432	9.79%	$29,178	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the six months ended	For the year ended
(In thousands)	June 30, 2014	December 31, 2013
U.S. GAAP net income	$2,875	$2,109
Tax lien adjustment, net of noncontrolling interest	(4,065)	(2,844)
RAP net loss	$(1,190)	$(735)

	At June 30, 2014		At December 31, 2013
	As reported		As reported
	under	As adjusted	under	As adjusted
	U.S. GAAP	for RAP	U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.43%	17.43%	18.09%	17.24%
Tier I capital (to risk-weighted assets)	16.00%	14.97%	15.31%	14.10%
Tier I capital (to average assets, leverage)	10.19%	9.50%	9.79%	8.98%

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.   The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At June 30, 2014, the Company’s liquidity ratios were more than five times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  As of June 30, 2014 the Series A Preferred stock dividend in arrears was approximately $9.0 million and has not been recognized in the consolidated financial statements.  As described under “Shareholders’ Equity”, on July 2, 2014, the Company redeemed 11,551 of the Series A Preferred stock and eliminated nearly $3.5 million in preferred dividends in arrears.

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of June 30, 2014, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At June 30, 2014, the Company is in a liability sensitive position of $34.9 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  Additionally, the Company has exposure to rising rates as $181.3 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$14.1	$—	$—	$—	$14.0	$28.1
Investment securities AFS	12.9	27.0	160.7	79.0	1.5	281.1
Loans:
Fixed rate	32.4	27.5	127.4	102.3	(11.6)	278.0
Variable rate	50.0	39.6	—	—	—	89.6
Total loans	82.4	67.1	127.4	102.3	(11.6)	367.6
Other assets	—	21.6	—	—	28.8	50.4
Total Assets	$109.4	$115.7	$288.1	$181.3	$32.7	$727.2
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$62.9	$62.9
Interest bearing deposits	25.9	77.7	133.3	—	—	236.9
Certificate of deposits	32.7	85.3	95.2	13.9	—	227.1
Total deposits	58.6	163.0	228.5	13.9	62.9	526.9
Borrowings	28.4	10.0	85.0	—	—	123.4
Other liabilities	—	—	—	—	21.6	21.6
Capital	—	—	—	—	55.3	55.3
Total liabilities & capital	$87.0	$173.0	$313.5	$13.9	$139.8	$727.2
Net interest rate GAP	$22.4	$(57.3)	$(25.4)	$167.4	$(107.1)
Cumulative interest rate GAP	$22.4	$(34.9)	$(60.3)	$107.1
GAP to total assets	3%	(8)%
GAP to total equity	41%	(104)%
Cumulative GAP to total assets	3%	(5)%
Cumulative GAP to total equity	41%	(63)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At June 30, 2014, floating rate loans with floors and without floors were $73.2 million and $16.4 million, respectively.

REGULATORY ACTIONS

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the FDIC and the Department. Included in the MOU is the requirement of maintaining a ratio of tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At June 30, 2014, based on capital levels calculated under regulatory accounting purposes (“RAP”), Royal Bank’s leverage and total risk-based capital ratios were 9.50% and 16.20%, respectively.  Please refer to “Capital Adequacy” under “Financial Condition”.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, except as described below, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, that the Company’s disclosure controls and procedures were effective at June 30, 2014.

As described in Item 9A in our Annual Report on Form 10-K for the year-ended December 31, 2013, management had identified a material weakness associated with internal controls over financial reporting for income taxes. The Company is making improvements to the accounting procedures related to income taxes to remediate this weakness.

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

Item 1.Legal Proceedings.

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

Item 1A.Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

None

Item 5.Other Information.

None

Item 6.Exhibits.

(a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.)
3.21	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 12, 2014.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 12, 2014.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 12, 2014.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of  Royal Bancshares of Pennsylvania on August 12, 2014.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: August 12, 2014

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer