Form 10-Q
period 2014-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2014-11-12
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:          September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2014
$2.00 par value	27,801,904

Class B Common Stock	Outstanding at October 31, 2014
$0.10 par value	1,931,692

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	September 30,	December 31,
	2014	2013
ASSETS	(In thousands, except share data)
Cash and due from banks	$8,850	$9,154
Interest bearing deposits	13,083	7,690
Total cash and cash equivalents	21,933	16,844
Investment securities available-for-sale (“AFS”), at fair value	265,390	308,727
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	3,678	4,204
Loans and leases held for sale (“LHFS”)	1,018	1,446
Loans and leases (“LHFI”)	397,176	366,481
Less allowance for loan and lease losses	11,482	13,671
Net loans and leases	385,694	352,810
Bank owned life insurance	15,508	15,124
Accrued interest receivable	5,554	7,054
Other real estate owned (“OREO”), net	9,593	9,617
Premises and equipment, net	4,803	4,475
Other assets	8,048	9,703
Total assets	$723,469	$732,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$67,901	$60,473
Interest bearing	447,885	468,491
Total deposits	515,786	528,964
Short-term borrowings	—	10,000
Long-term borrowings	97,540	97,881
Subordinated debentures	25,774	25,774
Accrued interest payable	2,305	965
Other liabilities	19,531	20,865
Total liabilities	660,936	684,449
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 18,856 and 30,407 shares outstanding at September 30, 2014 and December 31, 2013, respectively	18,856	29,950
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 28,200,269 and 11,469,940 at September 30, 2014 and December 31, 2013, respectively	56,400	22,940
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 1,931,692 and 1,987,142 at September 30, 2014 and December 31, 2013, respectively	193	199
Additional paid in capital	111,095	127,299
Accumulated deficit	(116,676)	(120,396)
Accumulated other comprehensive loss	(1,815)	(6,122)
Treasury stock - at cost, shares of Class A, 414,384 and 453,077 at September 30, 2014 and December 31, 2013	(5,795)	(6,336)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	62,258	47,534
Noncontrolling interest	275	271
Total equity	62,533	47,805
Total liabilities and shareholders’ equity	$723,469	$732,254

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest Income
Loans and leases, including fees	$5,451	$5,426	$15,925	$16,331
Investment securities AFS	1,734	1,528	5,610	4,103
Deposits in banks	6	6	16	21
Total Interest Income	7,191	6,960	21,551	20,455
Interest Expense
Deposits	900	983	2,712	3,061
Short-term borrowings	1	6	13	17
Long-term borrowings	722	901	2,145	2,589
Total Interest Expense	1,623	1,890	4,870	5,667
Net Interest Income	5,568	5,070	16,681	14,788
(Credit) provision for loan and lease losses	(51)	218	(765)	(196)
Net Interest Income after (Credit) Provision for Loan and Lease Losses	5,619	4,852	17,446	14,984

Non-interest Income
Service charges and fees	248	363	779	1,001
Net gains on sales of loans and leases	80	241	223	257
Net gains on sales of other real estate owned	173	629	633	1,209
Income from bank owned life insurance	129	134	384	401
Gains on sales of premises and equipment	107	526	107	1,204
Net gains (losses) on the sale of AFS investment securities	238	(1)	330	69
Other income	229	45	336	165
Total Non-interest Income	1,204	1,937	2,792	4,306
Non-interest Expense
Employee salaries and benefits	2,704	2,547	7,505	7,998
Loss contingency	—	—	—	1,650
Occupancy and equipment	614	566	1,865	1,682
Professional and legal fees	570	569	1,562	2,037
OREO expenses and impairment	154	844	892	1,741
Pennsylvania shares tax	138	283	406	840
FDIC and state assessments	261	253	770	781
Communications and data processing	166	166	485	439
Directors’ fees	129	138	360	356
Marketing and advertising	86	64	325	175
Insurance	89	144	289	317
Loan collection expenses	70	130	227	408
Impairment on loans held for sale	—	—	—	153
Restructuring charges	—	119	—	230
Other operating expenses	394	467	1,042	1,190
Total Non-interest Expense	5,375	6,290	15,728	19,997
Income (Loss) Before Tax Expense (Benefit)	1,448	499	4,510	(707)
Income Tax Expense (Benefit)	—	—	—	—
Net Income (Loss)	$1,448	$499	$4,510	$(707)
Less Net Income (Loss) Attributable to Noncontrolling Interest	$25	$157	$212	$(364)
Net Income (Loss) Attributable to Royal Bancshares of Pennsylvania, Inc.	$1,423	$342	$4,298	$(343)
Less Preferred Stock Series A Accumulated Dividend and Accretion	$152	$520	$1,644	$1,553
Net Income (Loss) Available to Common Shareholders	$1,271	$(178)	$2,654	$(1,896)
Per Common Share Data:
Net Income (Loss) — Basic and Diluted	$0.05	$(0.01)	$0.15	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Loss)-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$1,448	$499	$4,510	$(707)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period, net of tax effect	(80)	(1,687)	4,469	(5,705)
Less reclassification adjustment for gains realized in net income (loss) (1)	157	—	218	46
Unrealized gains (losses) on investment securities	(237)	(1,687)	4,251	(5,751)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization (2), net of tax effect	(18)	(94)	(56)	(283)
Other comprehensive income (loss)	(219)	(1,593)	4,307	(5,468)
Comprehensive income (loss)	$1,229	$(1,094)	$8,817	$(6,175)
Less net income (loss) attributable to noncontrolling interest	25	157	212	(364)
Comprehensive income (loss) attributable to Royal Bancshares of Pennsylvania, Inc.	$1,204	$(1,251)	$8,605	$(5,811)

The accompanying notes are an integral part of these consolidated financial statements.

1.	Amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Operations in total non-interest income, net of taxes.
2.	Amounts are included in salaries and benefits on the Consolidated Statements of Operations in non-interest expense.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2014-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	(loss)	stock	Interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							4,298			212	4,510
Other comprehensive income, net of reclassifications and taxes								4,307			4,307
Distributions to noncontrolling interests										(208)	(208)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Redemption of 11,551 shares of preferred stock	(11,551)					(2,392)					(13,943)
Accretion of discount on preferred stock	457						(457)				—
Common shares issued		16,666	33,333			(13,333)					20,000
Treasury shares issued for compensation						(463)			541		78
Other adjustment to additional paid in capital						(28)					(28)
Stock option expense						12					12
Balance September 30, 2014	$18,856	28,200	$56,400	1,932	$193	$111,095	$(116,676)	$(1,815)	$(5,795)	$275	$62,533

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2013-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2013	$29,396	11,432	$22,863	2,020	$202	$126,287	$(117,080)	$(142)	$(6,971)	$3,860	$58,415
Net loss							(343)			(364)	(707)
Other comprehensive loss, net of reclassifications and taxes								(5,468)			(5,468)
Distributions to noncontrolling interests										(182)	(182)
Accretion of discount on preferred stock	412						(412)				—
Treasury shares issued for compensation						(377)			421		44
Stock option expense						20					20
Balance September 30, 2013	$29,808	11,432	$22,863	2,020	$202	$125,930	$(117,835)	$(5,610)	$(6,550)	$3,314	$52,122

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Nine months ended September 30,

(In thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,298	$(343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	348	311
Stock compensation expense	12	20
Credit for loan and lease losses	(765)	(196)
Impairment charge for OREO	399	953
Net amortization of investment securities	1,495	3,492
Net accretion on loans	(303)	(263)
Net gains on sales of premises and equipment	(107)	(1,204)
Net gains on sales of OREO	(633)	(1,209)
Proceeds from sales of loans and leases	3,838	4,042
Gains on sales of loans and leases	(223)	(257)
Net gains on sales of investment securities	(330)	(69)
Income from bank owned life insurance	(384)	(401)
Share-based compensation	105	75
Impairment on loans held for sale	—	153
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,500	2,387
Increase in other assets	(121)	(540)
Increase (decrease) in accrued interest payable	1,340	(1,289)
Decrease in other liabilities	(1,334)	(498)
Net cash provided by operating activities	$9,135	$5,164
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	$33,272	$77,237
Proceeds from sales of AFS investment securities	55,290	20,428
Purchase of AFS investment securities	(40,150)	(52,131)
Redemption of Federal Home Loan Bank stock	526	1,647
Net increase in loans	(37,001)	(41,043)
Additions to OREO	(1,292)	—
Proceeds from the sales of premises and equipment	303	1,651
Purchase of premises and equipment	(872)	(296)
Proceeds from sales of OREO	3,548	6,213
Net cash provided by investing activities	$13,624	$13,706

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Nine months ended September 30,

	2014	2013
Cash flows from financing activities:
Increase in demand and NOW accounts	$3,854	$1,384
Decrease in money market and savings accounts	(952)	(17,726)
Decrease in certificates of deposit	(16,080)	(15,955)
Repayments of short-term borrowings	(10,000)	—
Repayments of long-term borrowings	(341)	(50,339)
Proceeds from short-term borrowings	—	14,000
Proceeds from long-term borrowings	—	40,000
Payments to noncontrolling interest	(208)	(182)
Issuance of common stock, net	20,000	—
Redemption of preferred stock	(13,943)	—
Net cash used in financing activities	$(17,670)	$(28,818)
Net increase (decrease) in cash and cash equivalents	5,089	(9,948)
Cash and cash equivalents at the beginning of the period	16,844	28,802
Cash and cash equivalents at the end of the period	$21,933	$18,854
Supplemental Disclosure
Interest paid	$3,530	$6,802
Transfers to OREO	$1,998	$6,428
Transfers to LHFS	$3,187	$2,283

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.Summary of Significant Accounting Policies

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”).  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively. At September 30, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.   Effective December 31, 2013, Royal Bank acquired the ownership interest of the former President of CSC and RTL. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2013 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net income or net loss for the periods presented herein as a result of the reclassification.

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

Note 2.Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). Included in the MOU is the requirement of maintaining a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. At September 30, 2014, based on capital levels calculated under regulatory principles (“RAP”), Royal Bank’s leverage and total risk-based capital ratios were 9.96% and 15.99%, respectively.  Please refer to “Note 11 — Regulatory Capital Requirements” to the Consolidated Financial Statements. Under the MOU, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.

Federal Reserve Agreement

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank, effective July 17, 2013.  Included in this MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank and the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System prior to declaring or paying any dividends on the Company’s capital stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock. Please refer to “Dividend and Interest Restrictions”  below for a discussion on the partial redemption of the Series A Preferred Stock. The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

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

Net Income (Loss)

The Company had recorded significant losses over the five years prior to 2013 which were primarily related to charge-offs on the loan and lease portfolio, other-than-temporary impairment (“OTTI”) charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance.  In addition to reducing the total shareholders’ equity, the accumulated deficit impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  For the third quarter of 2014, the Company recorded net income of $1.4 million compared to $342,000 for the comparable period in 2013. The quarter over quarter improvement was mainly related to growth in net interest income of $498,000 and declines in credit related expenses of $750,000. Credit related expenses include loan collection expenses, OREO expenses, OREO impairment, and impairment on loans held for sale. For the first nine months of 2014, the Company recorded net income of $4.3 million compared to a net loss of $343,000 for the comparable period in 2013. The noteworthy improvement was mainly related to a $1.9 million increase in net interest income, a $493,000 decrease in salaries and benefits, a $475,000 reduction in professional and legal fees, a $1.2 million decrease in credit related expenses, and a $569,000 improvement in the credit for loans and lease losses. Additionally, the first nine months of 2013 included a $1.65 million loss contingency accrual for a settlement of the class action lawsuit related to Royal Bank’s tax lien subsidiaries. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis. Partially offsetting these positive items was a $1.1 million decline in gains on the sale of premises and equipment and a $576,000 decrease in net gains on the sale of OREO.

Credit Quality

The financial services and real estate industries were hit particularly hard during the “Great Recession” and as a result the Company’s loan and investment portfolios were directly affected.  The Company’s commercial real estate loans, including construction and land development loans, saw a decline in the collateral values and a reduction in the borrowers’ ability to meet the payment terms of their loans due to reduced cash flow.  Further declines in collateral values and borrowers’ liquidity may lead to additional increases in foreclosures and delinquencies.  The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Royal Bank was successful in reducing net classified assets, which includes special mention, substandard and impaired loans and OREO, from $61.4 million at December 31, 2013 to $37.7 million at September 30, 2014.  Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $445,000 at September 30, 2014 versus $2.6 million at December 31, 2013. Material advances on any classified or delinquent loan must be approved by the Board of Directors and determined to be in Royal Bank’s best interest.  The Company recorded  $271,000 and $1.7 million, in charge-offs for the three and nine months ended September 30, 2014, respectively, compared to $837,000 and $3.2 million in charge-offs and write-downs for the comparable periods of 2013, respectively.

Liquidity and Funds Management

As of September 30, 2014, Royal Bank had $180.0 million of available borrowing capacity at the FHLB.  Royal Bank also has availability to borrow from the Federal Reserve Discount Window, which was approximately $5.7 million at September 30, 2014, based on collateral pledged.  Borrowings were $97.5 million and $107.9 million at September 30, 2014 and December 31, 2013, respectively.  During the first quarter of 2014, Royal Bank secured an additional $10.0 million line of credit, of which $0 is outstanding at September 30, 2014, with a local financial institution.

At September 30, 2014, the liquidity to deposits ratio was 67.9% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 53.5% compared to Royal Bank’s 10% policy target. The Company also has unfunded pension plan obligations, which potentially could impact liquidity, of $14.3 million as of September 30, 2014 compared to $14.5 million at December 31, 2013.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the 30,407 shares of Series A Preferred Stock.  The Company made the decision to suspend the preferred cash dividends in order to support the liquidity position of Royal Bank.

The Company received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the United States Department of Treasury (“Treasury”).    On June 20, 2014, Treasury announced that it had priced auctions of preferred stock of six institutions, including all of the 30,407 shares of the Series A Preferred Stock, issued by the Company to the Treasury in 2009. The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. As previously disclosed, the Company was a bidder in the auction and was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company, occurred on July 2, 2014.  The dividend in arrears on the remaining 18,856 shares of Series A preferred stock is approximately $6.1 million.  In the event the Company declared the preferred dividend in arrears the Company’s equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends on the Company’s capital stock or make interest payments related to the Company’s outstanding trust preferred securities or subordinate securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the third quarter of 2014, the Company received approval from the Federal Reserve Bank and paid the third quarter interest payment on the trust preferred securities in September 2014.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2014 and the previous 16 quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

Under the MOU, Royal Bank must maintain a minimum Tier 1 leverage ratio and a minimum total risk-based capital ratio of 8% and 12%, respectively. At September 30, 2014, based on capital levels calculated under RAP, Royal Bank’s leverage and total risk-based capital ratios were 9.96% and 15.99%, respectively.

Company Plans and Strategy

During the past few years, the Company recorded significant impairment charges and carrying costs on non-accrual loans and OREO which have weighed heavily on earnings and were the largest contributing factors to the Company’s losses.  The Company’s strategic plan included improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio, reducing the overall level of expenses, returning to profitability, and meeting the capital level requirements for Royal Bank as set forth in the FDIC and Department MOU.

While sustaining capital ratios above the required minimum, the Company has made progress in improving credit quality, reducing the CRE concentration, strengthening the Board and maintaining liquidity. As a result of the decline in level of classified assets, there have been credits rather than provisions to loan and lease losses and a reduction in the overall carrying costs associated with classified assets.  The deleveraging of the balance sheet reduced earning assets, which resulted in a decline in net interest income and had a significant impact on overall earnings. To improve net interest margin and net interest income, management is diligently working on changing the mix of earning assets and interest-bearing liabilities.

During 2013, the strategic plan evolved into transitioning Royal Bank into a community bank built on a solid commercial revenue and retail delivery foundation.  During the first quarter of 2013, to support the strategic goals, management announced a set of sweeping initiatives through the Company’s “Profitability Improvement Plan” (“PIP”) designed to enhance company-wide efficiency, productivity and modernization.  During 2013, the Company realized a 22% reduction in the workforce, which included reorganizing and relocating certain personnel to improve departmental synergies and better align managers and staff so they can work together in cohesive teams to accomplish their objectives.  Additionally, pursuant to the real estate rationalization plan under PIP, two branches were consolidated and four Company-owned buildings were sold.

During 2014, the Company reorganized the retail division to better serve existing customers, develop the retail sales teams, and promote attainment of new customer relationships. The Company continued a successful 50th anniversary campaign by offering a Kindle to new customers who met certain deposit account opening criteria. During the first nine months of

2014, the Villanova, Phoenixville and Fairmount branches were relocated to more convenient, high-traffic locations within the same markets. In October 2014, the Sicklerville, New Jersey branch was relocated to Blackwood, New Jersey.  Additionally, the Company opened a limited service office in Princeton, New Jersey to  better serve our commercial customers in central New Jersey.  In July, we introduced Royal Bank’s exciting fresh logo and an enhanced website. The redesigned products and contemporary technology are the future platform for enhanced banking convenience for commercial, consumer and retail customers.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at September 30, 2014 and December 31, 2013 are as follows:

As of September 30, 2014		Included in AOCL*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$34,092	$—	$(1,551)	$32,541
Mortgage-backed securities-residential	27,000	377	(250)	27,127
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	171,696	2,521	(1,533)	172,684
Non-agency	3,965	7	(34)	3,938
Corporate bonds	15,630	68	(65)	15,633
Municipal bonds	9,030	51	(54)	9,027
Other securities	2,829	1,597	(36)	4,390
Common stocks	33	17	—	50
Total available for sale	$264,275	$4,638	$(3,523)	$265,390

As of December 31, 2013		Included in AOCL*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$68,207	$—	$(6,171)	$62,036
Mortgage-backed securities-residential	32,769	210	(882)	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,887	(1,978)	189,103
Non-agency	4,454	25	—	4,479
Corporate bonds	9,669	25	(256)	9,438
Municipal bonds	7,163	—	(263)	6,900
Other securities	3,363	1,405	(143)	4,625
Common stocks	33	16	—	49
Total available for sale	$313,852	$4,568	$(9,693)	$308,727

*Accumulated other comprehensive loss

The amortized cost and fair value of investment securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2014
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$2,003	$1,987
After 1 but within 5 years	10,345	10,324
After 5 but within 10 years	29,322	28,653
After 10 years	17,082	16,237
Mortgage-backed securities-residential	27,000	27,127
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	171,696	172,684
Non-agency	3,965	3,938
Total available for sale debt securities	261,413	260,950
No contractual maturity	2,862	4,440
Total available for sale securities	$264,275	$265,390

Proceeds from the sales of AFS investments during the three months ended September 30, 2014 and 2013 were $19.3 and $0 million, respectively. Proceeds from the sales of AFS investments during the nine months ended    September 30, 2014 and 2013 were $55.3 and $20.4 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the nine months ended
	ended September 30,		ended September 30,
(In thousands)	2014	2013	2014	2013
Gross realized gains	$446	$—	$1,143	$181
Gross realized losses	(208)	(1)	(813)	(112)
Net realized gains (losses)	$238	$(1)	$330	$69

The Company evaluates securities for OTTI at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Non-agency collateralized mortgage obligations may be evaluated under FASB ASC Topic 325 Subtopic 40, “Beneficial Interests in Securitized Financial Assets”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

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

The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income (loss).  The Company did not record OTTI charges to earnings during the first three quarters of 2014 and 2013.

There was no credit-related impairment losses on debt securities held at September 30, 2014 for which a portion of OTTI was recognized in other comprehensive income.  The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2013 for which a portion of OTTI was recognized in other comprehensive income (loss).

(In thousands)	2013
Balance at January 1,	$173
Reductions for securities sold during the period (realized)	(173)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	—
Balance at September 30,	$—

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

September 30, 2014	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government agencies	$—	$—	$32,541	$(1,551)	$32,541	$(1,551)
Mortgage-backed securities-residential	7,619	(38)	9,017	(212)	16,636	(250)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	49,360	(376)	37,312	(1,157)	86,672	(1,533)
Non-agency	1,464	(34)	—	—	1,464	(34)
Corporate bonds	9,027	(56)	991	(9)	10,018	(65)
Municipal bonds	623	(15)	3,539	(39)	4,162	(54)
Other securities	—	—	268	(36)	268	(36)
Total available-for-sale	$68,093	$(519)	$83,668	$(3,004)	$151,761	$(3,523)

December 31, 2013	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government agencies	$48,919	$(5,035)	$12,267	$(1,136)	$61,186	$(6,171)
Mortgage-backed securities-residential	18,045	(518)	6,276	(364)	24,321	(882)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	67,240	(1,446)	9,974	(532)	77,214	(1,978)
Corporate bonds	4,848	(221)	965	(35)	5,813	(256)
Municipal bonds	3,019	(102)	3,881	(161)	6,900	(263)
Other securities	—	—	301	(143)	301	(143)
Total available-for-sale	$142,071	$(7,322)	$33,664	$(2,371)	$175,735	$(9,693)

In determining the Company’s intent not to sell and whether it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific asset liability committee goals or guidelines related to the disposition of specific investments. The Company did not record OTTI charges in the first three quarters of 2014 or 2013.

Common stocks:  As of September 30, 2014, the Company had two common stocks of financial institutions with a total fair value of $50,000 and an unrealized gain of $17,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of September 30, 2014, the Company had 10 U.S. Agency securities with a fair value of $32.5 million and gross unrealized losses of $1.6 million.  All 10 bonds had been in an unrealized loss position for twelve months or longer at September 30, 2014. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and has not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2014.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of September 30, 2014, the Company had six mortgage-backed securities with a fair value of $16.6 million and gross unrealized losses of $250,000.  Three of the mortgage-backed securities had been in an unrealized loss position of twelve months or longer and three of the mortgage-backed securities had been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and has not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2014.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of September 30, 2014, the Company had 28 Agency CMOs with a fair value of $86.7 million and gross unrealized losses of $1.5 million.  Eleven of the Agency CMOs had been in an unrealized loss position for twelve months or longer and the remaining 17 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and has not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2014.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of September 30, 2014, the Company had one non-agency CMO with a fair value of $1.5 million and a  gross unrealized loss of $34,000.  The bond had been in an unrealized loss position for less than twelve months.  The Company does not intend to sell this security before recovery of its cost basis, and it is not more likely than not that the Company be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is  not other-than-temporarily impaired at September 30, 2014.

Corporate bonds:  As of September 30, 2014, the Company had seven corporate bonds with a fair value of $10.0 million and gross unrealized losses of $65,000.  One of the corporate bonds had been in an unrealized loss position for twelve months or longer and six bonds had been in an unrealized loss position for less than twelve months. These bonds are investment grade.  The Company’s unrealized losses in investments in these corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimates, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Based on the analysis, there was no credit-related loss on the bonds.  Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider any of the seven bonds to be other-than-temporarily impaired at September 30, 2014.

Municipal bonds:  As of September 30, 2014, the Company had five municipal bonds with a fair value $4.2 million and gross unrealized losses of $54,000.  One of the municipal bonds had been in an unrealized loss position for less than twelve months and four municipal bonds had been in an unrealized loss position for twelve months or longer.   Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at September 30, 2014.

Other securities:  As of September 30, 2014, the Company had six investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and near-term projections.  At September 30, 2014, one of the private equity fund investments had a fair value of $268,000 and an unrealized loss of $36,000.  OTTI charges were recorded in a prior period on this fund.  Management concluded that there was no additional impairment on this investment as of September 30, 2014.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of LHFI are as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Commercial real estate	$164,522	$148,293
Construction and land development	41,676	45,261
Commercial and industrial	70,743	79,589
Multi-family	16,893	11,737
Residential real estate	44,261	25,535
Leases	48,588	42,524
Tax certificates	8,230	12,716
Consumer	2,263	826
Total LHFI, net of unearned income	$397,176	$366,481

The Company originates commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at September 30, 2014.  The Company originates mainly small business, owner-occupied commercial real estate, middle market business and consumer loans.  Additionally, after thorough due diligence, the Company has purchased small residential loan pools. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At September 30, 2014 and December 31, 2013, the Company’s LHFS were $1.0 million and $1.4 million, respectively. LHFS at September 30, 2014 were comprised of one non-accrual loan.  The three loans that constituted the balance at December 31, 2013 were sold during the first quarter of 2014. During 2014, the Company transferred $3.2 million to LHFS from LHFI at fair value using expected net sales proceeds.  For the nine months ended September 30, 2014, the Company received net proceeds of $3.8 million and recorded net gains of $223,000 as a result of loan sales.

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company uses a nine point grading risk classification system commonly used in the financial services industry as the credit quality indicator.  The first four classifications are rated Pass.  The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss. The risk rating is related to the underlying credit quality and probability of default.  These risk ratings are used in the calculation of the allowance for loan and lease losses.

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

The following tables present risk ratings for each loan portfolio classification at September 30, 2014 and December 31, 2013, excluding LHFS.

As of September 30, 2014
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$128,983	$25,167	$5,062	$1,578	$3,732	$164,522
Construction and land development	12,685	25,051	3,125	—	815	41,676
Commercial & industrial	56,385	7,688	750	3,337	2,583	70,743
Multi-family	16,050	321	522	—	—	16,893
Residential real estate	43,278	—	—	—	983	44,261
Leases	47,863	197	3	—	525	48,588
Tax certificates	7,102	—	—	—	1,128	8,230
Consumer	2,207	56	—	—	—	2,263
Total LHFI, net of unearned income	$314,553	$58,480	$9,462	$4,915	$9,766	$397,176

As of December 31, 2013
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$99,525	$32,267	$11,572	$2,604	$2,325	$148,293
Construction and land development	14,677	16,270	11,095	569	2,650	45,261
Commercial & industrial	50,478	10,508	5,735	9,239	3,629	79,589
Multi-family	10,792	410	535	—	—	11,737
Residential real estate	24,903	—	—	—	632	25,535
Leases	41,325	485	247	—	467	42,524
Tax certificates	12,262	—	—	—	454	12,716
Consumer	750	76	—	—	—	826
Total LHFI, net of unearned income	$254,712	$60,016	$29,184	$12,412	$10,157	$366,481

The following tables present an aging analysis of past due payments for each loan portfolio classification at September 30, 2014 and December 31, 2013, excluding LHFS.

As of September 30, 2014	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$—	$—	$—	$3,732	$160,790	$164,522
Construction and land development	—	—	—	815	40,861	41,676
Commercial & industrial	41	40	—	2,583	68,079	70,743
Multi-family	—	—	—	—	16,893	16,893
Residential real estate	47	116	—	983	43,115	44,261
Leases	198	3	—	525	47,862	48,588
Tax certificates	—	—	—	1,128	7,102	8,230
Consumer	—	—	—	—	2,263	2,263
Total LHFI, net of unearned income	$286	$159	$—	$9,766	$386,965	$397,176

As of December 31, 2013	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$996	$—	$—	$2,325	$144,972	$148,293
Construction and land development	—	—	—	2,650	42,611	45,261
Commercial & industrial	115	49	—	3,629	75,796	79,589
Multi-family	—	—	—	—	11,737	11,737
Residential real estate	458	262	—	632	24,183	25,535
Leases	485	247	—	467	41,325	42,524
Tax certificates	—	—	—	454	12,262	12,716
Consumer	—	—	—	—	826	826
Total LHFI, net of unearned income	$2,054	$558	$—	$10,157	$353,712	$366,481

The following tables detail the composition of the non-accrual loans at September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans held for investment
Commercial real estate	$3,732	$205	$2,325	$331
Construction and land development	815	172	2,650	—
Commercial & industrial	2,583	5	3,629	452
Residential real estate	983	30	632	19
Leases	525	62	467	60
Tax certificates	1,128	19	454	24
Total non-accrual LHFI	$9,766	$493	$10,157	$886
Non-accrual loans held for sale
Construction and land development	$1,018	$—	$—	$—
Total non-accrual LHFS	$1,018	$—	$—	$—
Total non-accrual loans	$10,784	$493	$10,157	$886

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. For all classes of loans receivable, with the exception of tax certificates, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Impaired loans include troubled debt restructurings (“TDRs”). Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis. The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.

Total cash collected on non-accrual and impaired loans during the nine months ended    September 30, 2014 and 2013 was $5.0 million and $10.6 million respectively, of which $4.5 million and $9.9 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2014	2013
Impaired LHFI with a valuation allowance	$4,232	$3,835
Impaired LHFI without a valuation allowance	11,909	14,671
Impaired LHFS	1,018	—
Total impaired loans and leases	$17,159	$18,506
Valuation allowance related to impaired LHFI	$493	$886

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At September 30, 2014, the Company had twelve TDRs, with a total carrying value of $9.4 million. At the time of the modifications, three of the loans were already classified as impaired non-accrual loans.  At December 31, 2013, the Company had twelve TDRs with a total carrying value of $12.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and non-accrual status at September 30, 2014 and December 31, 2013.

	As of September 30, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	2	$2,883	$—	$2,883
Construction and land development	3	378	815	1,193
Commercial & industrial	6	3,672	1,497	5,169
Residential real estate	1	—	105	105
Total	12	$6,933	$2,417	$9,350

	As of December 31, 2013
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$3,847	$—	$3,847
Construction and land development	4	1,257	479	1,736
Commercial & industrial	3	4,420	1,960	6,380
Residential real estate	2	—	121	121
Total	12	$9,524	$2,560	$12,084

At September 30, 2014, all of the TDRs were in compliance with their restructured terms.

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2014.  The Company did not classify any loan modifications as TDRs during the third quarter of 2013.

Modifications by type for the three months ended September 30, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial & industrial	1	$—	$188	$—	$—	$188	$189	$189
Total	1	$—	$188	$—	$—	$188	$189	$189

Modifications by type for the nine months ended September 30, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial & industrial	3	$—	$233	$—	$28	$261	$262	$262
Total	3	$—	$233	$—	$28	$261	$262	$262

	Modifications by type for the nine months ended September 30, 2013
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial real estate	2	$—	$—	$—	$3,705	$3,705	$3,761	$3,761
Commercial & industrial	1	—	—	—	82	82	87	87
Total	3	$—	$—	$—	$3,787	$3,787	$3,848	$3,848

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of September 30, 2014, December 31, 2013 and September 30, 2013.

Allowance for Loan and Lease Losses

For the three months ended September 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,971	$2,033	$1,525	$416	$690	$1,352	$408	$24	$150	$11,569
Charge-offs	—	—	—	—	—	(206)	(65)	—	—	(271)
Recoveries	—	205	12	—	5	13	—	—	—	235
(Credit) provision	(266)	3	(106)	(63)	25	325	29	9	(7)	(51)
Ending balance	$4,705	$2,241	$1,431	$353	$720	$1,484	$372	$33	$143	$11,482
Ending balance: related to loans individually evaluated for impairment	$205	$172	$5	$—	$30	$62	$19	$—	$—	$493
Ending balance: related to loans collectively evaluated for impairment	$4,500	$2,069	$1,426	$353	$690	$1,422	$353	$33	$143	$10,989

Allowance for Loan and Lease Losses

For the nine months ended September 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(349)	—	(452)	—	—	(568)	(330)	—	—	(1,699)
Recoveries	—	205	23	—	11	35	1	—	—	275
(Credit) provision	(444)	(280)	(1,146)	(49)	236	794	146	18	(40)	(765)
Ending balance	$4,705	$2,241	$1,431	$353	$720	$1,484	$372	$33	$143	$11,482
Ending balance: related to loans individually evaluated for impairment	$205	$172	$5	$—	$30	$62	$19	$—	$—	$493
Ending balance: related to loans collectively evaluated for impairment	$4,500	$2,069	$1,426	$353	$690	$1,422	$353	$33	$143	$10,989

Loans Held for Investment and Evaluated for Impairment

For the three and nine months ended September 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$164,522	$41,676	$70,743	$16,893	$44,261	$48,588	$8,230	$2,263	$—	$397,176
Ending balance: individually evaluated for impairment	$6,877	$1,192	$5,897	$—	$983	$64	$1,128	$—	$—	$16,141
Ending balance: collectively evaluated for impairment	$157,645	$40,484	$64,846	$16,893	$43,278	$48,524	$7,102	$2,263	$—	$381,035

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(1,684)	(820)	(383)	—	(46)	(382)	(578)	—	—	(3,893)
Recoveries	600	297	17	—	158	29	74	—	—	1,175
(Credit) provision	(2,168)	(148)	1,448	(252)	(737)	468	587	(14)	(56)	(872)
Ending balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Ending balance: related to loans individually evaluated for impairment	$331	$—	$452	$—	$19	$60	$24	$—	$—	$886
Ending balance: related to loans collectively evaluated for impairment	$5,167	$2,316	$2,554	$402	$454	$1,163	$531	$15	$183	$12,785
LHFI
Ending balance	$148,293	$45,261	$79,589	$11,737	$25,535	$42,524	$12,716	$826	$—	$366,481
Ending balance: individually evaluated for impairment	$5,325	$3,907	$8,049	$—	$632	$139	$454	$—	$—	$18,506
Ending balance: collectively evaluated for impairment	$142,968	$41,354	$71,540	$11,737	$24,903	$42,385	$12,262	$826	$—	$347,975

Allowance for Loan and Lease Losses

For the three months ended September 30, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$7,952	$2,017	$2,465	$588	$353	$999	$586	$18	$201	$15,179
Charge-offs	(605)	—	(34)	—	(32)	(40)	(126)	—	—	(837)
Recoveries	1	106	4	—	2	4	2	—	—	119
Provision (credit)	(1,159)	72	1,080	(114)	175	133	41	(3)	(7)	218
Ending balance	$6,189	$2,195	$3,515	$474	$498	$1,096	$503	$15	$194	$14,679
Ending balance: related to loans individually evaluated for impairment	$230	$—	$209	$—	$16	$138	$67	$—	$—	$660
Ending balance: related to loans collectively evaluated for impairment	$5,959	$2,195	$3,306	$474	$482	$958	$436	$15	$194	$14,019

Allowance for Loan and Lease Losses

For the nine months ended September 30, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(1,440)	(820)	(228)	—	(32)	(149)	(410)	—	—	(3,079)
Recoveries	127	297	14	—	157	24	74	—	—	693
Provision (credit)	(1,248)	(269)	1,805	(180)	(725)	113	367	(14)	(45)	(196)
Ending balance	$6,189	$2,195	$3,515	$474	$498	$1,096	$503	$15	$194	$14,679
Ending balance: related to loans individually evaluated for impairment	$230	$—	$209	$—	$16	$138	$67	$—	$—	$660
Ending balance: related to loans collectively evaluated for impairment	$5,959	$2,195	$3,306	$474	$482	$958	$436	$15	$194	$14,019

Loans Held for Investment and Evaluated for Impairment

For the three and nine months ended September 30, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	& industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$158,223	$39,594	$86,401	$11,678	$24,830	$40,408	$15,364	$831	$—	$377,329
Ending balance: individually evaluated for impairment	$10,045	$4,019	$8,112	$—	$520	$190	$532	$—	$—	$23,418
Ending balance: collectively evaluated for impairment	$148,178	$35,575	$78,289	$11,678	$24,310	$40,218	$14,832	$831	$—	$353,911

The following tables detail the LHFI that were evaluated for impairment by loan classification at September 30, 2014 and December 31, 2013.

	At September 30, 2014
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$7,410	$5,986	$—
Construction and land development	2,690	633	—
Commercial & industrial	8,133	4,400	—
Residential real estate	—	—	—
Tax certificates	5,376	890	—
Total:	$23,609	$11,909	$—

With an allowance recorded:
Commercial real estate	$1,137	$891	$205
Construction and land development	559	559	172
Commercial & industrial	1,721	1,497	5
Residential real estate	1,080	983	30
Leasing	64	64	62
Tax certificates	4,244	238	19
Total:	$8,805	$4,232	$493

	At and for the year ended December 31, 2013
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$4,429	$4,158	$—	$7,956	$73
Construction and land development	9,850	3,907	—	3,933	209
Commercial & industrial	6,693	6,491	—	5,960	250
Residential real estate	—	—	—	84	27
Tax certificates	179	115	—	167	—
Total:	$21,151	$14,671	$—	$18,100	$559

With an allowance recorded:
Commercial real estate	$1,435	$1,435	$331	$1,879	$—
Construction and land development	—	—	—	381	—
Commercial & industrial	2,592	1,290	452	2,456	—
Residential real estate	827	631	19	492	—
Leases	139	139	60	106	—
Tax certificates	4,322	340	24	341	—
Total:	$9,315	$3,835	$886	$5,655	$—

The following tables present the average recorded investment in impaired LHFI and the related interest income recognized for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Commercial real estate	$5,571	$33	$5,258	$65
Construction and land development	1,673	11	2,823	68
Commercial & industrial	6,085	52	6,658	159
Residential real estate	993	—	833	—
Leasing	75	—	112	—
Tax certificates	1,134		918
Total:	$15,531	$96	$16,602	$292

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Commercial real estate	$11,676	$59	$4,556	$45
Construction and land development	4,047	18	10,779	129
Commercial & industrial	8,050	92	8,988	241
Residential real estate	523	—	580	27
Leasing	168	—	105	—
Tax certificates	433	—	509	—
Total:	$24,897	$169	$25,517	$442

Note 6.Other Real Estate Owned

OREO slightly decreased $24,000 and was $9.6 million at December 31, 2013d September 30, 2014.  OREO is comprised of three real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 73 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from December 31, 2013 to September 30, 2014 and December 31, 2012 to December 31, 2013.

	For the nine months ended September 30, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,214)	(2,334)	(3,548)
Net gains on sales	22	611	633
Transfers in	—	1,998	1,998
Cash additions	—	1,292	1,292
Impairment charge	(100)	(299)	(399)
Ending balance	$433	$9,160	$9,593

	For the year ended December 31, 2013
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$11,365	$2,070	$13,435
Net proceeds from sales	(8,869)	(3,910)	(12,779)
Net gain on sales	228	1,199	1,427
Transfers in	100	8,951	9,051
Cash additions	—	—	—
Impairment charge	(1,099)	(418)	(1,517)
Ending balance	$1,725	$7,892	$9,617

At September 30, 2014, OREO was comprised of $229,000 in land, $9.2 million in tax liens, and residential real estate, related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant with a fair value of $204,000.  During the first nine months of 2014, the Company sold ten condominiums related to the construction project. The Company received its pro rata share of net proceeds in the amount of $193,000 and recorded a net gain of $37,000. Additionally, during the third quarter of 2014, the Company sold a parcel of land and a commercial real estate building.  As a result of these sales the Company received $1.0 million in net proceeds and recorded a net loss of $15,000.  During the first quarter of 2014, the Company recorded impairment charges of $75,000 on the remaining, larger condominium units and $25,000 on the commercial real estate which was sold in the third quarter.

As shown in the tables above, the composition of the OREO assets has evolved to properties primarily acquired through the tax lien portfolio. During the first nine months of 2014, the Company transferred $2.0 million to OREO which represents 40 properties and added $1.3 million in lien redemptions on existing properties.  During the same period the Company sold 30 tax lien properties, received proceeds of $2.3 million, and recorded net gains of $611,000 as a result of these sales. Additionally, the Company recorded impairment charges of $299,000 during the first nine months of 2014 related to the tax lien properties.  At December 31, 2013, OREO assets acquired through the tax lien portfolio were $7.9 million and were comprised of 59 properties.

Note 7.Deposits

The Company’s deposit composition as of September 30, 2014 and December 31, 2013 is presented below:

	September 30,	December 31,
(In thousands)	2014	2013
Demand	$67,901	$60,473
NOW	41,801	45,375
Money Market	162,177	164,678
Savings	19,142	17,593
Time deposits (over $100)	85,603	92,763
Time deposits (under $100)	139,162	148,082
Total deposits	$515,786	$528,964

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of September 30, 2014, Royal Bank had $180.0 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $55.0 million at September 30, 2014 and $65.0 million at December 31, 2013.  The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities.  As of September 30, 2014, investment securities with a market value of $51.5 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2014	$—	—%	$10,000	0.24%
2015	10,000	0.71%	10,000	0.71%
2016	10,000	1.11%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$55,000		$65,000

2.	Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at September 30, 2014 in the amount of $2.5 million compared to $2.9 million at December 31, 2013.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at September 30, 2014 was 0.31%.

At September 30, 2014 and December 31, 2013, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.	Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.38% at September 30, 2014, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  The Company received approval and paid all accumulated deferred interest in 2013 and the required interest payments through the first nine months of 2014.

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

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$47,455	$21,182
Commitments to extend credit	6,430	200
Standby letters of credit and financial guarantees written	847	2,679

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

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the Treasury, the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and originally paid cumulative dividends at a rate of 5% per annum.  In February 2014, the cumulative dividend rate on the Series A Preferred Stock increased to 9% per annum.  The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  As a result of the shareholders’ right offering described below, the number of warrants to purchase the Company’s Class A common stock adjusted to 1,368,040 and the warrant exercise price decreased to $3.33 per share of the common stock.

The Company received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the Treasury.  The auction closed on June 19, 2014.  The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. The Company was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by the Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company occurred, on July 2, 2014. As part of this redemption, the Company eliminated nearly $3.5 million in preferred dividend in arrears.

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

To fund the purchase of the Series A Preferred Stock, described above, the Company sold 11,666,667 shares of its Class A common stock in a private placement transaction at a price of $1.20 per share. Additionally, during the third quarter of 2014, the Company conducted a shareholder rights offering to existing shareholders to limit their ownership dilution from the sale of Class A common stock to the other investors in the private placement. The Company issued approximately 5.0 million shares and received gross proceeds of approximately $6.0 million. The private placement and the shareholders rights offering combined to increase tangible common equity by nearly $17.6 million.

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As a result of the Company’s repurchase of 11,551 shares of Series A Preferred Stock, approximately $3.5 million of the Series A Preferred stock dividend in arrears was eliminated. As of September 30, 2014, the Series A Preferred stock dividend in arrears was approximately $6.1 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Note 11.Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 — Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of September 30, 2014, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2014 and the previous 16 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At September 30, 2014
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$76,403	15.99%	$38,237	8.00%	$47,796	10.00%
Tier I capital (to risk-weighted assets)	$70,970	14.85%	$19,118	4.00%	$28,677	6.00%
Tier I capital (to average assets, leverage)	$70,970	9.96%	$28,492	4.00%	$35,615	5.00%

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the nine
months ended
(In thousands)	September 30, 2014
RAP net income	$682
Tax lien adjustment, net of noncontrolling interest	3,556
U.S. GAAP net income	$4,238

	At September 30, 2014
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.99%	16.61%
Tier I capital (to risk-weighted assets)	14.85%	15.49%
Tier I capital (to average assets, leverage)	9.96%	10.42%

The tables below reflect the Company’s capital ratios:

	At September 30, 2014
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$94,205	19.37%	$38,899	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$85,328	17.55%	$19,449	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$85,328	11.78%	$28,975	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the nine
months ended
(In thousands)	September 30, 2014
U.S. GAAP net income	$4,298
Tax lien adjustment, net of noncontrolling interest	(3,556)
RAP net income	$742

	At September 30, 2014
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.37%	18.78%
Tier I capital (to risk-weighted assets)	17.55%	16.68%
Tier I capital (to average assets, leverage)	11.78%	11.17%

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

Net periodic defined benefit pension expense for the three and nine months ended September 30, 2014 and 2013 included the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$15	$19	$45	$56
Interest cost	155	133	466	399
Amortization of prior service cost	22	22	66	67
Amortization of actuarial loss	32	122	96	367
Net periodic benefit cost	$224	$296	$673	$889

The Company has unfunded pension plan obligations of $14.3 million as of September 30, 2014 compared to $14.5 million at December 31, 2013.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Note 13.Earnings (Loss) Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three and nine months ended September 30, 2014 and 2013,  168,907 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  For the three and nine months ended September 30, 2013,  202,408 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price and as a result of the net loss for the the three and nine months ended September 30, 2013.  Additionally warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended September 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$1,271	27,329	$0.05

	Three months ended September 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(178)	13,286	$(0.01)

	Nine months ended September 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$2,654	18,042	$0.15

	Nine months ended September 30, 2013
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,896)	13,272	$(0.14)

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

	Nine months ended September 30, 2014
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,570	$2,101	$4,469
Less reclassification adjustment for gains
realized in net income	330	112	218
Unrealized gains on investment securities	6,240	1,989	4,251
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(85)	(29)	(56)
Other comprehensive income, net	$6,325	$2,018	$4,307

	Nine months ended September 30, 2013
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(8,833)	$(3,128)	$(5,705)
Less reclassification adjustment for gains
realized in net loss	69	23	46
Unrealized losses on investment securities	(8,902)	(3,151)	(5,751)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(429)	(146)	(283)
Other comprehensive loss, net	$(8,473)	$(3,005)	$(5,468)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the three and nine months ended September 30, 2014 and 2013.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$—	$32,541	$—	$32,541
Mortgage-backed securities-residential	—	27,127	—	27,127
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	172,684	—	172,684
Non-agency	—	3,938	—	3,938
Corporate bonds	—	15,633	—	15,633
Municipal bonds	—	9,027	—	9,027
Other securities	—	—	4,390	4,390
Common stocks	50	—	—	50
Total investment securities available-for-sale	$50	$260,950	$4,390	$265,390

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
U.S. government agencies	$—	$62,036	$—	$62,036
Mortgage-backed securities-residential	—	32,097	—	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	189,103	—	189,103
Non-agency	—	4,479	—	4,479
Corporate bonds	—	9,438	—	9,438
Municipal bonds	—	6,900	—	6,900
Other securities	—	—	4,625	4,625
Common stocks	49	—	—	49
Total investment securities available-for-sale	$49	$304,053	$4,625	$308,727

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2014 and 2013:

(In thousands)	Other securities
Investment Securities Available for Sale	2014	2013
Beginning balance January 1,	$4,625	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	251	5
Included in other comprehensive income	299	361
Purchases	14	32
Sales and calls	(799)	(300)
Transfers in and/or out of Level 3	—	—
Ending balance September 30,	$4,390	$4,262

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$3,739	$3,739
Other real estate owned	—	—	2,624	2,624
Loans and leases held for sale	—	—	1,018	1,018

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$4,073	$4,073
Other real estate owned	—	—	9,182	9,182
Loans and leases held for sale	—	—	1,446	1,446

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at September 30, 2014 and December 31, 2013:

	Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2014		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$3,739	Appraisal of	Appraisal adjustments	0.0%	-	-28.9%	(-20.9%)
		collateral (1)	Liquidation expenses	0.0%	-	-21.1%	(-7.5%)

Other real estate owned	2,624	Appraisal of	Appraisal adjustments	0.0%	-	-69.7%	(-11.3%)
		collateral (1)	Liquidation expenses			-14.7%	(-14.7%)

Loans and leases held for sale	1,018	Appraisal of	Agreement of sale			0.0%
		collateral (1)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2013		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$4,073	Appraisal of	Appraisal adjustments	0.0%	-	-25.0%	(-2.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-23.2%	(-6.7%)

Other real estate owned	9,182	Appraisal of	Appraisal adjustments	0.0%	-	-62.5%	(-11.2%)
		collateral (1)	Liquidation expenses	-2.8%	-	-6.8%	(-5.0%)

Loans and leases held for sale	1,446	Appraisal of	Agreement of sale			0.0%
		collateral (1)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013.

			Fair Value Measurements
			At September 30, 2014
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$21,933	$21,933	$21,933	$—	$—
Investment securities available-for-sale	265,390	265,390	50	260,950	4,390
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,678	3,678	—	—	3,678
Loans held for sale	1,018	1,018	—	—	1,018
Loans, net	385,694	383,088	—	—	383,088
Accrued interest receivable	5,554	5,554	—	5,554	—
Financial Liabilities:
Demand deposits	67,901	67,901	—	67,901	—
NOW and money markets	203,978	203,978	—	203,978	—
Savings	19,142	19,142	—	19,142	—
Time deposits	224,765	223,270	—	223,270	—
Long-term borrowings	97,540	94,885	—	94,885	—
Subordinated debt	25,774	24,209	—	24,209	—
Accrued interest payable	2,305	2,305	—	2,305	—

			Fair Value Measurements
			At December 31, 2013
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$16,844	$16,844	$16,844	$—	$—
Investment securities available-for-sale	308,727	308,727	49	304,053	4,625
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	4,204	4,204	—	—	4,204
Loans held for sale	1,446	1,446	—	—	1,446
Loans, net	352,810	349,336	—	—	349,336
Accrued interest receivable	7,054	7,054	—	7,054	—
Financial Liabilities:
Demand deposits	60,473	60,473	—	60,473	—
NOW and money markets	210,053	210,053	—	210,053	—
Savings	17,593	17,593	—	17,593	—
Time deposits	240,845	239,102	—	239,102	—
Short-term borrowings	10,000	10,000	10,000	—	—
Long-term borrowings	97,881	94,896	—	94,896	—
Subordinated debt	25,774	26,000	—	26,000	—
Accrued interest payable	965	965	—	965	—

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

Community banking

The Company’s community banking segment which includes Royal Bank consists of commercial and retail banking and equipment leasing. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank and Royal Bank Leasing.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.

Tax liens

At September 30, 2014, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively.  At September 30, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The Company’s tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$6,889	$302	$7,191
Interest expense	1,367	256	1,623
Net interest income	$5,522	$46	$5,568
(Credit) provision for loan and lease losses	(79)	28	(51)
Total non-interest income	987	217	1,204
Total non-interest expense	4,916	459	5,375
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,672	$(224)	$1,448
Noncontrolling interest	$69	$(44)	$25
Net income (loss) attributable to Royal Bancshares	$1,603	$(180)	$1,423

	Three months ended September 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$—	$522,620

Interest income	$6,485	$475	$6,960
Interest expense	1,560	330	1,890
Net interest income	$4,925	$145	$5,070
Provision for loan and lease losses	178	40	218
Total non-interest income	1,344	593	1,937
Total non-interest expense	5,683	607	6,290
Income tax expense (benefit)	—	—	—
Net income	$408	$91	$499
Noncontrolling interest	$121	$36	$157
Net income attributable to Royal Bancshares	$287	$55	$342

	Nine months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$20,549	$1,002	$21,551
Interest expense	4,030	840	4,870
Net interest income	$16,519	$162	$16,681
(Credit) provision for loan and lease losses	(911)	146	(765)
Total non-interest income	2,019	773	2,792
Total non-interest expense	14,221	1,507	15,728
Income tax expense (benefit)	—	—	—
Net income (loss)	$5,228	$(718)	$4,510
Noncontrolling interest	$337	$(125)	$212
Net income (loss) attributable to Royal Bancshares	$4,891	$(593)	$4,298

	Nine months ended September 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$—	$522,620

Interest income	$18,556	$1,899	$20,455
Interest expense	4,525	1,142	5,667
Net interest income	$14,031	$757	$14,788
(Credit) provision for loan and lease losses	(563)	367	(196)
Total non-interest income	3,056	1,250	4,306
Total non-interest expense	16,348	3,649	19,997
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,302	$(2,009)	$(707)
Noncontrolling interest	$422	$(786)	$(364)
Net income (loss) attributable to Royal Bancshares	$880	$(1,223)	$(343)

Interest income earned by the community banking segment related to the tax liens segment was approximately $256,000 and $330,000 for the three month periods ended September 30, 2014 and 2013, respectively and $840,000 and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 17.Federal Home Loan Bank Stock

As a member of the FHLB, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of September 30, 2014 and December 31, 2013, FHLB stock totaled $3.7 million and $4.2 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of September 30, 2014.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the the three and nine months ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; changes in generally accepted accounting principles; new service and product offerings by competitors and price pressures and similar items.

All forward-looking statements contained in this report are based on information available as of the date of this report.  These statements speak only as of the date of this report, even if subsequently made available by the Company on its website, or otherwise.  The Company expressly disclaims any obligation to update any forward-looking statement to reflect future events or developments.

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

The Company’s results of operations depend primarily on net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” section in Management’s Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At September 30, 2014, commercial real estate and multi-family loans, commercial and industrial loans, leases, and construction and land development loans comprised 46%, 18%, 12%, and 10%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

From 2008 through 2012, the Company recorded significant impairment charges on non-accrual loans, OREO and investment securities, which weighed heavily on earnings and was the largest contributing factor to the Company’s losses in those years.  Also contributing to the losses were increased costs associated with the historically high level of non-performing assets and legal expenses related to credit quality issues and the tax lien subsidiaries.  Finally, the establishment of a deferred tax asset valuation allowance in 2008 and subsequent years that currently amounts to $37.2 million, has prevented the Company from utilizing tax credits from losses during the past five years.

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

The financial results for the first nine months of 2014 illustrate the further progress of the Company’s current multi-faceted strategic plan with the goal of consistent profitability. A key strategy in 2014 has been to refresh Royal Bank’s retail products and branch network. During 2014, the Company reorganized the retail division to better serve existing customers, develop the retail sales teams, and attain new customer relationships. Royal Bank held a successful 50th anniversary campaign, offering a Kindle to new customers who met certain deposit account opening criteria. Early in 2014, the Villanova and Phoenixville branches were relocated to more visible, high-traffic locations within their markets. During the third quarter of 2014,  the Company relocated the Fairmount branch to a state of the art customer convenience center in the Northern Liberties section of Philadelphia and opened a limited service office in Princeton, New Jersey to more effectively work with our commercial customers in central New Jersey.  Most recently the Sicklerville, New Jersey branch was moved to busy Blackwood, New Jersey.  Additionally, customers now have access to 55,000 ATMs nationwide from a new arrangement.  During 2014, six highly experienced industry veterans joined the Company.  These included two commercial relationship managers, two retail sales managers, the head of sales and product training and a new Chief Credit Officer.  Their collective experience spans community and regional banks.  The hiring of these individuals was funded through the rightsizing of the organization and is fully integrated into the Company’s budget. In July, we introduced Royal

Bank’s enhanced website and exciting fresh logo, which highlights our four key constituents:  customers, shareholders, co-workers, and community. The redesigned products and contemporary technology are the future platform for enhanced banking convenience for commercial, consumer and retail customers.  Overall positive financial results have benefited from our rebranding and the ability to attract and retain commercial and consumer customers.

Consolidated Net Income (Loss)

Net income for the third quarter of 2014 amounted to $1.4 million, or earnings attributable to the Company of $0.05 per diluted common share, compared to a net income of $342,000, or a loss attributable to the Company of $0.01 per diluted common share, for the comparable quarter in 2013.  Factors that positively contributed to the $1.1 million improvement for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 were:

•	Net interest income grew $498,000, or 9.8%.
•

Due to the improvement in overall credit quality, the Company was able to record a credit for loan and lease losses of $51,000 compared to a provision for loan and lease losses of $218,000 for the comparable period in 2013.

•	Other real estate owned (“OREO”) expenses and impairment decreased $690,000, or 81.8%.
•	Problem loan expenses declined $60,000, or 46.2%.
•	Gains on sales of AFS investment securities were $238,000.

Partially offsetting these positive items was a $419,000 reduction in gains on the sale of premises and equipment and a $456,000 decrease in net gains on the sale of OREO.

For the nine months ended 2014, net income amounted to $4.3 million, or earnings attributable to the Company of $0.15 per diluted common share compared to a net loss of $343,000, or a loss attributable to the Company of $0.14 per diluted common share for the comparable period in 2013. The $4.6 million improvement for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was mainly related to the following items:

•	Net interest income grew $1.9 million, or 12.8%.
•	The credit for loan and lease losses improved $569,000 (from a credit of $196,000 to a credit of $765,000) due to the continued positive progress in loan credit quality.
•	Professional and legal fees decreased $475,000, or 23.3%.
•	Salaries and benefits declined $493,000, or 6.2%.
•	OREO expenses and impairment fell $849,000, or 48.8%.
•	Problem loan expenses declined $334,000, or 59.5%.
•	The 2013 period included legal settlement expense related to a tax lien subsidiary, of which the Company’s share was $990,000 after adjusting for noncontrolling interest.

Partially offsetting these positive items was a $1.1 million decline in gains on the sale of premises and equipment and a $576,000 decrease in net gains on the sale of OREO.

Interest Income

Total interest income of $7.2 million for the third quarter of 2014 grew $231,000, or 3.3%, from the comparable quarter of 2013. The improvement was primarily driven by an increase of $206,000 quarter versus quarter in interest income on investment securities and a smaller increase of $25,000 in interest income on loans and leases. Average interest-earning assets amounted to $679.0 million in the third quarter of 2014, which resulted in a decrease of $5.9 million, or 0.9%, from the level of $684.9 million in the third quarter of 2013. Average loans and leases grew $12.6 million to $386.3 million, while average investment securities dropped $24.6 million to $280.6 million for the quarter ended September 30, 2014.  Average cash equivalents increased $6.1 million quarter over quarter. Despite the decline in average investments, the interest income earned on the portfolio grew 13.5% and partially resulted from a $447,000 decrease in premium amortization due to a reduction in principal prepayments.

Total interest income of $21.6 million for the first nine months of 2014 grew $1.1 million or 5.4%, from the comparable period in 2013. The improvement was primarily driven by an increase of $1.5 million in interest income on investment securities. Average interest-earning assets amounted to $686.7 million for the first nine months of 2014, which resulted in a decline of $5.7 million, or 0.8%, from the level of $692.5 million in the first nine months of 2013. The decrease in average interest-earning assets was due to a $13.0 million decline in average investment securities and a $3.1 million decrease in average cash equivalents which were partially offset by an increase of $10.4 million in average loan balances for the nine months ended September 30, 2014.  While average loan balances increased to $374.3 million for the first nine months of 2014, the associated interest income declined $406,000 and was directly related to the tax lien portfolio.  Interest income related to tax liens fell $897,000 year over year due to a $9.6 million, or 45.1% decline in average balances.  Interest income on the remaining loan portfolio increased $491,000.

For the third quarter of 2014, the yield on average interest-earning assets of 4.20% amounted to an enhancement of 17  basis points from the yield of 4.03% for the prior year’s third quarter. Driving the improvement in yield quarter over quarter was an increase of 46 basis points in the average yield on investments (2.45% versus 1.99%) which contributed an increase of  $206,000 to interest income. The investment yield in the third quarter of 2013 was negatively impacted by the accelerated amortization of premiums due to prepayments of government agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities. The average yield on loans declined 16 basis points (5.60% versus 5.76%).  The decrease in loan yields reflects the decline in average balances of higher yielding tax liens quarter versus quarter which adversely affected interest income by $159,000.

For the nine months ended September 30, 2014, the yield on average interest-earning assets of 4.20%  amounted to an enhancement of 25 basis points from the yield of 3.95% for the comparable 2013 period. Spurring the improvement in yield period over period was an increase of 74 basis points in the average yield on investments (2.47% versus 1.73%) which contributed  a $1.5 million increase to interest income.  The average yield on loans declined 31 basis points (5.69% versus 6.00%). The investment yield in the first nine months of 2013 was negatively impacted by the accelerated amortization of premiums due to prepayments of government agency MBS and CMO securities.  The decrease in loan yields reflects the decline in average balances of higher yielding tax liens year over year which adversely affected interest income by $897,000.

Interest Expense

Total interest expense of $1.6 million in the third quarter of 2014 declined $267,000, or 14.1%, from the comparable quarter of 2013. The reduction in interest expense was primarily associated with a decline in the average interest rates paid on average interest-bearing liabilities as well as slightly lower average balances of such liabilities.  For the third quarter of 2014, average interest-bearing liabilities of $576.6 million decreased $16.4 million, or 2.8%, from $593.0 million for the comparable period in 2013.  For the three months ended September 30, 2014, average certificates of deposit amounted to $225.7 million which reflected a decline of $12.0 million, or 5.1% from the comparable quarter of 2013.  The decline in this average balance combined with a reduction in the average interest rate resulted in a decrease in interest expense of $94,000.  Average borrowings amounted to $123.7 million which represented an decrease of $10.4 million, or 7.8% from the comparable quarter of 2013. For the third quarter of 2014, the interest paid on the average borrowings declined $184,000 from the comparable quarter of 2013.  The majority of this decline is attributable to a $174,000 penalty that was assessed when the interest payment in arrears on the trust preferred securities was paid in the third quarter of 2013.

Total interest expense of $4.9 million for the first three quarters of 2014 declined $797,000, or 14.1%, from the comparable period in 2013. The reduction in interest expense was primarily associated with a decline in the average interest rates paid on average interest-bearing liabilities as well as lower average balances of such liabilities.  For the first nine months of 2014, average interest-bearing liabilities of $589.5 million decreased $13.5 million, or 2.2%, from $603.0 million for the comparable period in 2013.  For the nine months ended September 30, 2014, average certificates of deposit, average NOW and money market accounts and average borrowings amounted to $230.7 million, $209.8 million and $130.5 million, respectively, and reflected declines of $8.8 million, or 3.7%, $1.8 million, or 0.8% and $3.6 million, or 2.7%, respectively, from the comparable period of 2013.  These declines in average balances combined with interest rate reductions resulted in interest expense decreases of $375,000 and $448,000 for average CDs and borrowings, respectively. Additionally, the 2013 period included a $174,000 penalty on the trust preferred securities which was cited in the previous paragraph.

The average interest rate paid on average total interest-bearing liabilities during the third  quarter of 2014 amounted to 1.12%, which represented an improvement of 14 basis points from the average interest rate paid during the comparable quarter of 2013. During the third quarter of 2014 the average interest rate paid on average interest-bearing deposits was 0.79%  which resulted in a decline of 6 basis points from the level of 0.85% during the comparable quarter of 2013. Quarter versus quarter lower average interest rates were paid on CDs (1.29% in 2014 versus 1.38% in 2013), while NOW and money market rates slightly increased 2 basis points (0.31% in 2014 versus 0.29% in 2013). The decline in average interest rates paid on CDs was attributed to lower rates on new accounts and the continued run off of maturing retail CDs. The average interest rate paid for borrowings during the third quarter of 2014 was 2.32%, which amounted to a reduction of 36 basis points from the average rate paid of 2.68% during the third quarter of 2013.

The average interest rate paid on average total interest-bearing liabilities during the first three quarters of 2014 amounted to 1.10%, which represented an improvement of 16 basis points from the average interest rate paid during the comparable quarters of 2013. During the first nine months of 2014 the average interest rate paid on average interest-bearing deposits was 0.79% which resulted in a decline of 8 basis points from the level of 0.87% during the comparable period of 2013. Year over year lower average interest rates were paid on CDs (1.27% in 2014 versus 1.43% in 2013), while NOW and money market rates slightly increased 2 basis points (0.31% in 2014 versus 0.29% in 2013). The decline in average interest rates paid on CDs was attributed to lower rates on new accounts and the continued run off of maturing retail CDs. The average interest rate paid for borrowings during the first nine months of 2014 was 2.21%, which amounted to a reduction of 39 basis points from the average rate paid of 2.60% during the first nine months of 2013.

Net Interest Income and Margin

Net interest income for the quarter ended September 30, 2014 amounted to $5.6 million resulting in an increase of $498,000, or 9.8%, from the comparable quarter of 2013.  The improvement in net interest income was primarily attributed to an increase in the average yield on investment securities and a net reduction in the average rates paid on average interest-bearing liabilities quarter versus quarter. The increase in the average yield on investment securities was due to higher yields on new purchases of approximately $13.9 million in the third quarter of 2014. Additionally, the prepayments on government agency MBS and CMO investment securities declined, which had a positive effect of $447,000 on the amortization of premiums.  The decrease in average CD and borrowing balances combined with their respective interest rate reductions contributed $278,000 to the decline in interest expense.

Net interest income for the nine months ended September 30, 2014 amounted to $16.7 million resulting in an increase of $1.9 million, or 12.8%, from the comparable period of 2013.  The improvement in net interest income was primarily attributed to the same factors mentioned above, an increase in the average yield on investment securities and a net reduction in the average rates paid on average interest-bearing liabilities. The increase in the average yield on investment securities was due to higher yields on new purchases.  Additionally, the prepayments on government agency MBS and CMO investment securities declined, which had a positive effect of $2.0 million in premium amortization.  The decrease in average CD and borrowing balances combined with their respective interest rate reductions contributed $823,000 to the decline in interest expense.

The net interest margin for the third quarter of 2014 was 3.25%, which grew 31 basis points from 2.94% for the comparable quarter of 2013.  Quarter over quarter, the contribution from the 46 basis point improvement in the average yield on investment securities (2.45% versus 1.99%) was partially offset by the 16 basis point reduction in the average yield on loans and leases (5.60% versus 5.76%).  The average yield on interest-earning assets for the third quarter of 2014 was 4.20% compared to 4.03% for the same period in 2013.  Funding costs improved from an average interest rate paid of 1.26% for the third quarter of 2013 to 1.12% for the third quarter of 2014.  The Company continued to redeem and re-price maturing retail CDs which led to a 9 basis point reduction in average interest rates paid quarter over quarter (1.29% in 2014 versus 1.38% in 2013).  Additionally the average rates paid on borrowings declined 36 basis points (2.32% in 2014 versus 2.68% in 2013).

The net interest margin for the first nine months of 2014 was 3.25%, which grew 39 basis points from 2.86% for the comparable period of 2013.  For the year over year period, the contribution from the 74 basis point improvement in the average yield on investment securities (2.47% versus 1.73%) was partially offset by the 31 basis point reduction in the average yield on loans and leases (5.69% versus 6.00%).  The average yield on interest-earning assets for the first nine months of 2014 was 4.20% compared to 3.95% for the same period in 2013.  Funding costs improved from an average interest rate paid of 1.26% for the first nine months of 2013 to 1.10% for the first nine months of 2014.  The Company continued to redeem and re-price maturing retail CDs which led to a 16 basis point reduction in average interest rates paid quarter over quarter (1.27% in 2014 versus 1.43% in 2013).  Additionally the average rates paid on borrowings declined 39 basis points (2.21% in 2014 versus 2.60% in 2013).

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	September 30, 2014			September 30, 2013
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$12,152	$6	0.20%	$6,072	$6	0.39%
Investment securities	280,579	1,734	2.45%	305,152	1,528	1.99%
Loans	386,308	5,451	5.60%	373,722	5,426	5.76%
Total interest earning assets	679,039	7,191	4.20%	684,946	6,960	4.03%
Non-earning assets	45,335			52,532
Total average assets	$724,374			$737,478
Interest-bearing deposits
NOW and money markets	$207,731	$161	0.31%	$203,189	$149	0.29%
Savings	19,449	8	0.16%	17,958	9	0.20%
Time deposits	225,679	731	1.29%	237,689	825	1.38%
Total interest bearing deposits	452,859	900	0.79%	458,836	983	0.85%
Borrowings	123,743	723	2.32%	134,186	907	2.68%
Total interest bearing liabilities	576,602	1,623	1.12%	593,022	1,890	1.26%
Non-interest bearing deposits	66,251			61,513
Other liabilities	23,150			30,669
Shareholders' equity	58,371			52,274
Total average liabilities and equity	$724,374			$737,478
Net interest margin		$5,568	3.25%		$5,070	2.94%

	For the nine months ended			For the nine months ended
	September 30, 2014			September 30, 2013
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$8,964	$16	0.24%	$12,083	$21	0.23%
Investment securities	303,485	5,610	2.47%	316,474	4,103	1.73%
Loans	374,270	15,925	5.69%	363,909	16,331	6.00%
Total interest earning assets	686,719	21,551	4.20%	692,466	20,455	3.95%
Non-earning assets	46,165			55,782
Total average assets	$732,884			$748,248
Interest-bearing deposits
NOW and money markets	$209,772	$494	0.31%	$211,529	$464	0.29%
Savings	18,620	24	0.17%	17,911	28	0.21%
Time deposits	230,688	2,194	1.27%	239,460	2,569	1.43%
Total interest bearing deposits	459,080	2,712	0.79%	468,900	3,061	0.87%
Borrowings	130,452	2,158	2.21%	134,068	2,606	2.60%
Total interest bearing liabilities	589,532	4,870	1.10%	602,968	5,667	1.26%
Non-interest bearing deposits	64,832			59,595
Other liabilities	24,316			29,579
Shareholders' equity	54,204			56,106
Total average liabilities and equity	$732,884			$748,248
Net interest margin		$16,681	3.25%		$14,788	2.86%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and nine months ended September 30, 2014, as compared to the respective period in 2013, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$5	$(5)	$—	$(5)	$—	$(5)
Total short term earning assets	5	(5)	—	(5)	—	(5)
Investments securities	(152)	358	206	(245)	1,752	1,507
Loans
Commercial demand loans	(125)	—	(125)	(343)	223	(120)
Commercial mortgages	(12)	(24)	(36)	3	(300)	(297)
Residential and home equity	187	2	189	624	(112)	512
Leases receivables	180	(15)	165	445	(13)	432
Tax certificates	(215)	56	(159)	(824)	(73)	(897)
Other loans	11	(1)	10	6	(5)	1
Loan fees	(19)	—	(19)	(37)	—	(37)
Total loans	7	18	25	(126)	(280)	(406)
Total (decrease) increase in interest income	$(140)	$371	$231	$(376)	$1,472	$1,096
Interest expense
Deposits
NOW and money market	$4	$8	$12	$(4)	$34	$30
Savings	1	(2)	(1)	1	(5)	(4)
Time deposits	(41)	(53)	(94)	(91)	(284)	(375)
Total deposits	(36)	(47)	(83)	(94)	(255)	(349)
Borrowings and subordinated debentures	(63)	(121)	(184)	(64)	(384)	(448)
Total decrease in interest expense	$(99)	$(168)	$(267)	$(158)	$(639)	$(797)
Total (decrease) increase in net interest income	$(41)	$539	$498	$(218)	$2,111	$1,893

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

The loan portfolio is stratified into loan classifications that have similar risk characteristics. The general allowance is based upon historical loss rates using a weighted three-year rolling average of the historical loss experienced within each loan segment.  The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance calculation.

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

The amount of the allowance is reviewed and approved by the Chief Financial Officer (“CFO”), Chief Administrative and Risk Officer (“CARO”), Chief Lending Officer (“CLO”), and Chief Credit Officer (“CCO”) on at least a quarterly basis. Management believes that the allowance at September 30, 2014 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Due to the continuing improvement in the credit quality of the loan portfolio and the decline in impaired loan balances, the Company recorded credits to the allowance of $51,000 and $765,000 for the three and nine months ended September 30, 2014, respectively, compared to a provision of $218,000 and a credit of $196,000 for the the three and nine months ended

September 30, 2013, respectively. The allowance decreased $2.2 million from $13.7 million at December 31, 2013 to $11.5 million at September 30, 2014. The decline in the allowance was directly related to the charge-off of specific reserves and a reduction of approximately $29.1 million in classified and impaired loans. The allowance was 2.89% of total loans and leases held for investment at September 30, 2014 compared to 3.73% at December 31, 2013.

Changes in the allowance were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Balance at period beginning	$11,569	$15,179	$13,671	$17,261
Charge-offs
Commercial real estate	—	(605)	(349)	(1,440)
Construction and land development	—	—	—	(820)
Commercial & industrial	—	(34)	(452)	(228)
Residential real estate	—	(32)	—	(32)
Leases	(206)	(40)	(568)	(149)
Tax certificates	(65)	(126)	(330)	(410)
Total charge-offs	(271)	(837)	(1,699)	(3,079)
Recoveries
Commercial real estate	—	1	—	127
Construction and land development	205	106	205	297
Commercial & industrial	12	4	23	14
Residential real estate	5	2	11	157
Leases	13	4	35	24
Tax certificates	—	2	1	74
Total recoveries	235	119	275	693
Net charge offs	(36)	(718)	(1,424)	(2,386)
Credit for loan and lease losses	(51)	218	(765)	(196)
Balance at period end	$11,482	$14,679	$11,482	$14,679

An analysis of the allowance by loan type is set forth below:

	September 30, 2014		December 31, 2013
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$4,705	41.4%	$5,498	40.5%
Construction and land development	2,241	10.5%	2,316	12.3%
Commercial and industrial	1,431	17.8%	3,006	21.7%
Multi-family	353	4.3%	402	3.2%
Residential real estate	720	11.1%	473	7.0%
Leases	1,484	12.2%	1,223	11.6%
Tax certificates	372	2.1%	555	3.5%
Consumer	33	0.6%	15	0.2%
Unallocated	143	—%	183	—%
Total allowance	$11,482	100.00%	$13,671	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	September 30,	December 31,
(Amounts in thousands)	2014	2013
Non-accrual LHFI (1)	$9,766	$10,157
Non-accrual LHFS	1,018	—
Other real estate owned	9,593	9,617
Total nonperforming assets	$20,377	$19,774

Nonperforming assets to total assets	2.82%	2.70%
Total non-accrual loans to total loans	2.71%	2.76%
ALLL to non-accrual LHFI	117.57%	134.60%
ALLL to total LHFI	2.89%	3.73%

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more. This excludes non-accrual loans held for sale of $1.0 million at September 30, 2014.

The composition of non-accrual loans is as follows:

	As of September 30, 2014		As of December 31, 2013
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans held for investment
Commercial real estate	$3,732	$205	$2,325	$331
Construction and land development	815	172	2,650	—
Commercial & industrial	2,583	5	3,629	452
Residential real estate	983	30	632	19
Leases	525	62	467	60
Tax certificates	1,128	19	454	24
Total non-accrual LHFI	$9,766	$493	$10,157	$886
Non-accrual loans held for sale
Construction and land development	$1,018	$—	$—	$—
Total non-accrual LHFS	$1,018	$—	$—	$—
Total non-accrual loans	$10,784	$493	$10,157	$886

Non-accrual loan activity for the first three quarters of 2014 is set forth below:

		1st Quarter Activity
(In thousands)	Balance at January 1, 2014	Additions	Payments and other decreases	Charge-offs/Impairment*	Transfer to OREO	Balance at March 31, 2014
Non-accrual loans held for investment
Commercial real estate	$2,325	$—	$(395)	$(350)	$—	$1,580
Construction and land development	2,650	—	(332)	—	—	2,318
Commercial & industrial	3,629	99	(339)	(452)	—	2,937
Residential real estate	632	114	—	—	—	746
Leases	467	278	—	(118)	—	627
Tax certificates	454	1,521	—	(265)	(573)	1,137
Total non-accrual LHFI	$10,157	$2,012	$(1,066)	$(1,185)	$(573)	$9,345
Non-accrual loans held for sale
Construction and land development	$—	$215	$(215)	$—	$—	$—
Total non-accrual LHFS	$—	$215	$(215)	$—	$—	$—
Total non-accrual loans	$10,157	$2,227	$(1,281)	$(1,185)	$(573)	$9,345

		2nd Quarter Activity
(In thousands)	Balance at March 31, 2014	Additions	Payments and other decreases	Charge-offs/Impairment*	Transfer to OREO	Balance at June 30, 2014
Non-accrual loans held for investment
Commercial real estate	$1,580	$—	$(245)	$—	$—	$1,335
Construction and land development	2,318	—	(1,416)	—	—	902
Commercial & industrial	2,937	—	(52)	—	—	2,885
Residential real estate	746	258	—	—	—	1,004
Leases	627	15	—	(244)	—	398
Tax certificates	1,137	312	—	—	(309)	1,140
Total non-accrual LHFI	$9,345	$585	$(1,713)	$(244)	$(309)	$7,664
Non-accrual loans held for sale
Construction and land development(1)	$—	$1,396	$—	$—	$—	$1,396
Total non-accrual LHFS	$—	$1,396	$—	$—	$—	$1,396
Total non-accrual loans	$9,345	$1,981	$(1,713)	$(244)	$(309)	$9,060

		3rd Quarter Activity
(In thousands)	Balance at June 30, 2014	Additions	Payments and other decreases	Charge-offs/Impairment*	Transfer to OREO	Balance at September 30, 2014
Non-accrual loans held for investment
Commercial real estate	$1,335	$2,409	$(12)	$—	$—	$3,732
Construction and land development	902	559	(646)	—	—	815
Commercial & industrial	2,885	—	(302)	—	—	2,583
Residential real estate	1,004	—	(21)	—	—	983
Leases	398	348	(15)	(206)	—	525
Tax certificates	1,140	1,181	(12)	(65)	(1,116)	1,128
Total non-accrual LHFI	$7,664	$4,497	$(1,008)	$(271)	$(1,116)	$9,766
Non-accrual loans held for sale
Construction and land development(1)	$1,396	$631	$(1,009)	$—	$—	$1,018
Total non-accrual LHFS	$1,396	$631	$(1,009)	$—	$—	$1,018
Total non-accrual loans	$9,060	$5,128	$(2,017)	$(271)	$(1,116)	$10,784

*Charge-offs on LHFI were recorded in the allowance.

(1) Additions column shows the transfer from non-accrual LHFI to non-accrual LHFS.

Total non-accrual loans at September 30, 2014 were $10.8 million and includes $1.0 million in LHFS.  Total non-accrual loans were $10.2 million at December 31, 2013.  The increase of $627,000 was the result of $1.7 million in charge-offs mostly related to specific reserves, $2.8 million reduction in existing non-accrual loan balances through payments and payoffs, and $2.0 million in transfers to OREO, which were partially offset by additions to non-accrual loans of $7.1 million.  During the third quarter of 2014, two commercial real estate loans totaling $2.4 million and one construction and land development loan for $559,000 were placed on non-accrual.  The leasing and tax certificate portfolios accounted for the remainder of the new non-accrual activity and transfers to OREO.  If interest had been accrued, such income would have been approximately $290,000 and $830,000 for the three and nine months ended September 30, 2014, respectively. The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

	September 30,	December 31,
(In thousands)	2014	2013
Impaired LHFI with a valuation allowance	$4,232	$3,835
Impaired LHFI without a valuation allowance	11,909	14,671
Impaired LHFS	1,018	—
Total impaired loans and leases	$17,159	$18,506
Valuation allowance related to impaired LHFI	$493	$886

	For the nine months ended
	September 30,
(In thousands)	2014	2013
Average investment in impaired loans	$17,412	$26,572
Interest income recognized on impaired loans and leases	$292	$442
Interest income recognized on a cash basis on impaired loans and leases	$292	$27

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At September 30, 2014, the Company had twelve TDRs, with a total carrying value of $9.4 million. At the time of the modifications, three of the loans were already classified as impaired non-accrual loans.  At December 31, 2013, the Company had twelve TDRs with a total carrying value of $12.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

Other Real Estate Owned

OREO slightly decreased $24,000 and was $9.6 million at December 31, 2013 and September 30, 2014.  OREO is comprised of three real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 73 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2013 to September 30, 2014.

	For the nine months ended September 30, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,214)	(2,334)	(3,548)
Net gains on sales	22	611	633
Transfers in	—	1,998	1,998
Cash additions	—	1,292	1,292
Impairment charge	(100)	(299)	(399)
Ending balance	$433	$9,160	$9,593

At September 30, 2014,  OREO was comprised of $229,000 in land, $9.2 million in tax liens, and residential real estate, related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant with a fair value of $204,000.  During the first nine months of 2014, the Company sold ten condominiums related to the construction project. The Company received its pro rata share of net proceeds in the amount of $193,000 and recorded a net gain of $37,000. Additionally, during the third quarter of 2014, the Company sold a parcel of land and a commercial real estate building. As a result of these sales the Company received $1.0 million in net proceeds and recorded a net loss of $15,000. During the first quarter of 2014, the Company recorded impairment charges of $75,000 on the remaining, larger condominium units and $25,000 on the commercial real estate which was sold in the third quarter.

The composition of the OREO assets has evolved to properties primarily acquired through the tax lien portfolio.  During the first nine months of 2014, the Company transferred $2.0 million to OREO which represents 40 properties and added $1.3 million in lien redemptions on existing properties.  During the same period the Company sold 30 tax lien properties, received proceeds of $2.3 million, and recorded net gains of $611,000 as a result of these sales. Additionally, the Company recorded impairment charges of $299,000 during the first nine months of 2014 related to the tax lien properties.  At December 31, 2013, OREO assets acquired through the tax lien portfolio were $7.9 million and were comprised of 59 properties.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days and include non-impaired substandard loans. Potential problem loans amounted to approximately $2.0 million and $9.1 million at September 30, 2014 and December 31, 2013.  The $7.1 million decline in potential problem loans included one $4.9 million relationship which paid off in full during the second quarter of 2014.  Additionally, two loans totaling $1.1 million were placed on non-accrual during 2014.

Non-interest Income

Non-interest income for the third quarter of 2014 was $1.2 million compared to $1.9 million for the comparable quarter of 2013 resulting in a decrease of $733,000.  Net gains on the sale of OREO declined $456,000 ($173,000 in 2014 versus $629,000 in 2013).  Gains on the sales of premises and equipment fell $419,000 ($107,000 in 2014 versus $526,000 in 2013). Additionally, net gains on the sales of loans and leases decreased $161,000 ($80,000 in 2014 versus $241,000 in 2013).  Partially mitigating these reductions was an increase of $239,000 in net gains on the sale of AFS investment securities ($238,000 in 2014 versus a loss of $1,000 in 2013).   Because the 10-year US Treasury rate retreated during the quarter,  the Company was able to sell certain investment securities which had extension risk in a rising interest rate environment for a net gain.

For the nine months ended September 30, 2014, non-interest income was $2.8 million compared to $4.3 million for the comparable period in 2013 resulting in a decrease of $1.5 million.  During the first nine months of 2013, the Company recorded $1.2 million in gains on the sale of premises and equipment predominantly related to the sale of three Company owned properties. Gains on the sale of premises and equipment were $107,000 for 2014.  Additionally, net gains on the sale of OREO declined $576,000 ($633,000 in 2014 versus $1.2 million in 2013) and service charges and fees declined $222,000 ($779,000 in 2014 versus $1.1 million in 2013) of which the majority was related to the leasing subsidiary.  Partially offsetting these items was a $261,000 increase in net gains on the sale of AFS investment securities ($330,000 in 2014 versus $69,000 in 2013).

Non-interest Expense

Non-interest expense improved $915,000, or 14.5%, from $6.3 million for the third quarter of 2013 to $5.4 million for the third quarter of 2014. As credit quality has improved,  OREO expenses and impairment fell $690,000 ($154,000 in 2014 versus $844,000 in 2013), and loan collection expenses decreased $60,000 ($70,000 in 2014 versus $130,000 in 2013). In the third quarter of 2013, the Company recorded restructuring charges of $119,000 related to an effective lease termination.  There were no restructuring charges recorded in 2014. Partially offsetting these declines was a $157,000 increase in salaries and benefits ($2.7 million in 2014 versus $2.5 million in 2013), which was impacted by a contractual payment due to an executive retirement.

Non-interest expense significantly improved by $4.3 million, or 21.3%, from $20.0 million for the nine months ended September 30, 2013 to $15.7 million for the first nine months of 2014.  The 2013 period included a $1.65 million legal settlement expense related to a tax lien subsidiary, of which the Company’s share was $990,000.  Additional improvements include a $493,000 decrease in salaries and benefits ($7.5 million in 2014 versus $8.0 million in 2013) due to a reduction in the workforce, a $1.2 million decrease in credit quality expenses,  and a $475,000 reduction in professional and legal fees ($1.6 million in 2014 versus $2.0 million in 2013).  Credit related expenses include loan collection expenses, OREO expenses, OREO impairment, and impairment on loans held for sale. As asset credit quality continued to improve, OREO expenses and impairment declined $849,000 ($892,000 in 2014 versus $1.7 million in 2013), loan collection expenses decreased $181,000 ($227,000 in 2014 versus $408,000 in 2013) and impairment on LHFS fell $153,000 ($0 in 2014 versus $153,000 in 2013).  In addition, the Company did not record restructuring charges in 2014 ($0 in 2014 versus $230,000 in 2013).  The 2013 restructuring charges were related to the reduction in work force of twelve employees which occurred during the first quarter of 2013 and a lease termination.  Partially offsetting these declines was a $183,000 increase in occupancy and equipment expenses ($1.9 million in 2014 versus $1.7 million in 2013) and was due to branch relocations and minor renovations, along with higher utility costs. Additionally, marketing and advertising expenses increased $150,000 ($325,000 in 2014 versus $175,000 in 2013) for promotion of the Company’s new and enhanced products and services.

Income Tax Expense

Total income tax expense for the first three quarters of 2014 and the comparable quarters of 2013 was $0. Despite net income of $4.3 million for the first nine months of 2014, the Company did not record a tax expense due to the net operating loss carryforward from prior years.

The Company concluded at September 30, 2014 and December 31, 2013 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result the Company has recorded a cumulative non-cash charge of $37.2 million in the consolidated statement of operations that began in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. The effective tax rate for the first nine months of both 2014 and 2013 was 0%.

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

	Three months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$6,889	$302	$7,191
Interest expense	1,367	256	1,623
Net interest income	$5,522	$46	$5,568
(Credit) provision for loan and lease losses	(79)	28	(51)
Total non-interest income	987	217	1,204
Total non-interest expense	4,916	459	5,375
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,672	$(224)	$1,448
Noncontrolling interest	$69	$(44)	$25
Net income (loss) attributable to Royal Bancshares	$1,603	$(180)	$1,423

	Three months ended September 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$—	$522,620

Interest income	$6,485	$475	$6,960
Interest expense	1,560	330	1,890
Net interest income	$4,925	$145	$5,070
Provision for loan and lease losses	178	40	218
Total non-interest income	1,344	593	1,937
Total non-interest expense	5,683	607	6,290
Income tax expense (benefit)	—	—	—
Net income	$408	$91	$499
Noncontrolling interest	$121	$36	$157
Net income attributable to Royal Bancshares	$287	$55	$342

	Nine months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$20,549	$1,002	$21,551
Interest expense	4,030	840	4,870
Net interest income	$16,519	$162	$16,681
(Credit) provision for loan and lease losses	(911)	146	(765)
Total non-interest income	2,019	773	2,792
Total non-interest expense	14,221	1,507	15,728
Income tax expense (benefit)	—	—	—
Net income (loss)	$5,228	$(718)	$4,510
Noncontrolling interest	$337	$(125)	$212
Net income (loss) attributable to Royal Bancshares	$4,891	$(593)	$4,298

	Nine months ended September 30, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$708,864	$28,136	$737,000
Total deposits	$522,620	$—	$522,620

Interest income	$18,556	$1,899	$20,455
Interest expense	4,525	1,142	5,667
Net interest income	$14,031	$757	$14,788
(Credit) provision for loan and lease losses	(563)	367	(196)
Total non-interest income	3,056	1,250	4,306
Total non-interest expense	16,348	3,649	19,997
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,302	$(2,009)	$(707)
Noncontrolling interest	$422	$(786)	$(364)
Net income (loss) attributable to Royal Bancshares	$880	$(1,223)	$(343)

Community Bank Segment

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC to the highest amount permitted by law.  Royal Real Estate LLC, RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC are wholly owned subsidiaries of Royal Bank.  These four entities were established to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.  Royal Bank also owns 60% of Royal Bank America Leasing, LP.  At September 30, 2014, Royal Bank owns 80% of its subsidiary, Crusader Servicing Corporation and wholly owns Royal Tax Lien Services, LLC, each of which was formed to purchase and service delinquent tax liens.  At September 30, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.

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

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey. Additionally, during the third quarter of 2014, Royal Bank opened a limited service office in Princeton, New Jersey to offer more convenience to its central New Jersey customers. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in thirteen states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 118 people on a full-time equivalent basis as of September 30, 2014.

Deposits: At September 30, 2014, total deposits of Royal Bank were distributed among demand deposits (14%), money market deposit, savings and NOW accounts (43%) and time deposits (43%). At September 30, 2014, deposits of $523.6 million decreased $8.0 million from $531.6 million at year end 2013. Included in Royal Bank’s deposits are approximately $7.8 million of intercompany deposits that are eliminated through consolidation.

Lending: At September 30, 2014, Royal Bank, including its subsidiaries, had a total net loan portfolio of $385.7 million, representing 54% of total assets. The loan portfolio is categorized into commercial and industrial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax liens, small business leases and consumer loans.  At September 30, 2014, net loans increased $32.9 million from year end 2013 due to new loan originations coupled with residential loan pool purchases, which were partially offset by pay downs, payoffs, charge-offs, transfers to OREO and a decline in the allowance.

Business results: Total assets of Royal Bank were $714.7 million at September 30, 2014 compared to $724.7 million at year end 2013.  Royal Bank recorded net income of $1.3 million for the third quarter of 2014 compared to $587,000 for the comparable quarter of 2013. For the first nine months of 2014, Royal Bank recorded net income of $4.2 million compared to $92,000 for the first nine months of 2013.  The 2013 period was negatively impacted by a $1.65 million legal settlement expense related to the tax lien subsidiaries.  After adjusting for noncontrolling interest, Royal Bank’s share of the loss contingency amounted to $990,000.  Total interest income of Royal Bank for the quarter ended and nine months ended September 30, 2014 was $7.1 million and $21.5 million, respectively compared to $6.9 million and $20.4 million for the quarter and nine months ended September 30, 2013, respectively.  The growth in interest income was primarily attributed to an increase in the yield on investment securities, which was partially offset by a decline in interest income on loans and leases.  The increase in investment interest income was due to a decline in the prepayments of government agency MBS and CMO securities which had a positive effect on the amortization of premiums coupled with higher yields on new purchases. Interest expense was $1.6 million and $4.9 million for the third quarter and nine months ended September 30, 2014, respectively, compared to $1.7 million and $5.5 million for the quarter and nine months ended September 30, 2013. The $707,000 improvement in net income quarter versus quarter was mainly attributable to a $328,000 million increase in net-interest income and a $51,000 credit to the allowance in the 2014 period compared to a $218,000 provision in the 2013 period.  The $4.1 million improvement in net income year over year was related to the legal settlement expense mentioned above, a $1.7 million increase in net interest income, and a $1.2 million decline in credit related expenses, which were partially offset by a $1.1 million decline in gains on the sale premises and equipment. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended September 30, 2014, RID reported net income of $362,000, compared to net income of $159,000 for the three months ended September 30,. The quarter versus quarter increase was primarily related to an increase in gains on the sale of investment securities of $219,000.  For the first nine months of 2014, RID reported net income of $718,000 compared to net income of $476,000 for the first nine months of 2013.  At September 30, 2014 total assets of RID were $31.1 million, of which $3.4 million was held both in cash and cash equivalents and in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.

Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At September 30, 2014 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At September 30, 2014, Royal Preferred LLC had total assets of $24.6 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2014 were 2.38%.

Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  The Company received approval and paid the required interest payments in 2014.

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

Business results: At September 30, 2014, total assets of Royal Leasing were $48.5 million, and includes $48.4 million in net leases.  Total assets were $42.3 million at December 31, 2013.  For the quarter ended September 30, 2014, Royal Leasing had net interest income of $676,000 compared to $577,000 for the comparable period of 2013; provision for lease losses of $325,000 versus $134,000 in the comparable quarter of 2013; non-interest income of $87,000 as compared to $168,000 in the third quarter of 2013; and non-interest expense of $68,000 compared to $309,000 quarter over quarter.  Prior to partner distributions, net income for the quarter ended September 30, 2014 was $370,000, a decrease of $147,000 from $517,000 for the three months ended September 30, 2013.  For the first nine months of 2014, Royal Leasing recorded net income prior to management distributions of $1.3 million compared to $1.7 million for the first nine months of 2013.  The decline in net income prior to partner distributions was mainly due to the increase in provision for lease losses.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2014, the amount due Royal Bank from RBA Leasing was $44.8 million.

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

Business results: At September 30, 2014 and December 31, 2013, total assets of RIA were $5.9 million.  For the quarter ended September 30, 2014, RIA recorded a net loss of $6,000 compared to $9,000 for the comparable period of 2013. For the first nine months of 2014, RIA recorded a net loss of $9,000 compared to $13,000 for the same period in 2013.  Royal

Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At September 30, 2014, there were no outstanding loans from Royal Bank to RIA.

Tax Lien Segment

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds an 80% ownership interest in Crusader Servicing Corporation (“CSC”). Effective December 31, 2013, Royal Bank acquired the ownership interest of the former President of CSC. At September 30, 2013 Royal Bank’s ownership interest was 60%.  Its legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquired, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. CSC is currently being liquidated under an orderly, long term plan adopted by CSC management.

Business results:  CSC had net interest expense of $59,000 for the quarter ended September 30, 2014 compared to $85,000 for the comparable quarter in 2013.  The $26,000 improvement was primarily related to the decline in average lien balances. CSC recorded net losses of $219,000 and $625,000 for the three and nine months ended September 30, 2014, respectively, compared to $227,000 and $552,000, respectively, for the comparable periods of 2013. The $73,000 year over year increase in net loss was primarily related to a $200,000 drop in net gains on the sales of OREO, which was partially offset by a $76,000 decline in the provision for lien losses.  At September 30, 2014, total assets of CSC were $5.1 million, of which $650,000 was held in tax liens and $4.4 million was in OREO while at December 31, 2013 total assets were $4.8 million, of which $896,000 was held in tax liens and $3.8 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At September 30, 2014, the amount due Royal Bank from CSC was $5.7 million.

Royal Tax Lien Services, LLC

On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Effective December 31, 2013, Royal Bank acquired the ownership interest of the former President of RTL and now holds 100% of the ownership interests.  At September 30, 2013 Royal Bank held a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RTL was formed to purchase and service delinquent tax certificates.  RTL typically acquired delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.  RTL ceased acquiring tax certificates at public auctions in 2010.

Business results:  RTL’s net interest income of $105,000, for the quarter ended September 30, 2014, significantly decreased from $230,000 for the comparable quarter of 2013.  The decrease in net interest income was largely due to a quarter-versus-quarter substantial decline in tax liens outstanding.  For the quarter and nine months ended September 30, 2014, RTL recorded a net loss of $5,000 and $92,000, respectively, compared to net income of $317,000 and a net loss of $1.4 million, respectively for the comparable periods in 2013. The majority of the 2013 loss was related to the $1.65 million legal settlement accrual previously mentioned.  At September 30, 2014, total assets of RTL were $16.6 million, of which $7.6 million was held in tax liens and $4.8 million was held in OREO as compared to total assets at December 31, 2013 of $21.7 million, of which $11.8 million was held in tax liens and $4.1 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At September 30, 2014, the amount due Royal Bank from RTL was $9.4 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at September 30, 2014 were $723.5 million, a decrease of $8.8 million, or 1.2%, from December 31, 2013.  This slight decrease was mainly attributed to a $43.3 million reduction in investment securities and was partially offset by increases of $32.9 million and $5.1 million in net loans and leases and cash and cash equivalents, respectively.  Cash flows from investment securities sales and payments were partially invested in loans and held in cash due to expected redeployment into new loan originations.

Cash and Cash Equivalents

Total cash and cash equivalents of $21.9 million at September 30, 2014 grew $5.1 million from $16.8 million at December 31, 2013 due to cash flows from the investment portfolio. It is anticipated that some of the cash will fund new loan originations.

Investment Securities

AFS investment securities of $265.4 million at September 30, 2014, dropped  $43.3 million from the level at December 31, 2013.  The decline was primarily due to the sales of investment securities to fund loan growth.  FHLB stock was $3.7 million at September 30, 2014 and $4.2 million at December 31, 2013.

The AFS portfolio had gross unrealized losses of $3.5 million at September 30, 2014 compared to $9.7 million at December 31, 2013.  The $6.2 million improvement in the gross unrealized loss was directly related to decreases of $4.6 million, $445,000 and $632,000 in gross unrealized losses on U.S. government agency debt securities, Agency CMOs, and MBS, respectively. These securities carry lower coupons and their market value was positively impacted by the 51 basis point decrease in the 10-year Treasury yield from 3.03% at December 31, 2013 to 2.52% at September 30, 2014. Additionally, during the second and third quarters, the Company was able to sell some bonds with either lower yields or extension risk which also positively contributed to the improvement in the unrealized loss. The AFS portfolio contained a net unrealized gain of $1.1 million at September 30, 2014, which recovered $6.2 million from a net unrealized loss of $5.1 million at December 31, 2013 for the reasons mentioned above. There was no OTTI impairment for any of the investments during the first three quarters of 2014 or the first three quarters of 2013.

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

Loans and Leases

Total loans and leases held for investment of $397.2 million increased $30.7 million, or 8.4%, from the level at December 31, 2013.  The Company has shifted its lending focus to diversifying the loan portfolio through the origination of small business loans, owner occupied commercial real estate, middle market business lending and consumer loans.  Additionally, after thorough due diligence, the Company has purchased small residential loan pools. The net growth in loans and leases was directly impacted by an approximate $28.7 million reduction in classified loans due to payoffs and pay downs coupled with payoffs of out of market loans and a $4.5 million decline in tax certificates from the balance at December 31, 2013.

The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2014	2013
Commercial real estate	$164,522	$148,293
Construction and land development	41,676	45,261
Commercial and industrial	70,743	79,589
Multi-family	16,893	11,737
Residential real estate	44,261	25,535
Leases	48,588	42,524
Tax certificates	8,230	12,716
Consumer	2,263	826
Total LHFI, net of unearned income	$397,176	$366,481

Deposits

Total deposits, the Company’s primary source of funds, declined $13.2 million, or 2.5%, from $529.0 million at December 31, 2013 to $515.8 million at September 30, 2014.  The decrease in deposits reflects a focused change in the deposit product composition.  Checking and savings accounts increased $9.0 million while NOW and money market accounts and certificates of deposit declined $22.2 million.

The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2014	2013
Demand	$67,901	$60,473
NOW	41,801	45,375
Money Market	162,177	164,678
Savings	19,142	17,593
Time deposits (over $100)	85,603	92,763
Time deposits (under $100)	139,162	148,082
Total deposits	$515,786	$528,964

Borrowings

Total borrowings, which include long-term borrowings and trust preferred securities, amounted to $123.3 million at September 30, 2014 compared to $133.7 million at December 31, 2013. The $10.3 million decline is attributable to a $10.0 million decrease in short-term borrowings and payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Consolidated shareholders’ equity of $62.5 million at September 30, 2014 increased $14.7 million, or 30.8%, from $47.8 million at December 31, 2013. The increase was related to $6.0 million raised in a shareholder rights offering through the issuance of class A common stock; an increase of $4.3 million in other comprehensive income mostly related to improvement in the valuation of the investment portfolio and net income of $4.3 million for the first nine months of 2014.

The Company received approval from the Federal Reserve Bank to bid up to $14.0 million to purchase shares of the Company’s Series A Preferred Stock in an auction of such shares to be conducted by the Treasury.  The auction closed on June 19, 2014.  The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. The Company was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company, occurred on July 2, 2014. As part of this redemption, the Company eliminated nearly $3.5 million in preferred dividend in arrears.

To fund the purchase of the Series A Preferred Stock, described above, the Company sold 11,666,667 shares of its Class A common stock in a private placement transaction at a price of $1.20 per share.  Additionally, during the third quarter of 2014, the Company conducted a shareholder rights offering to all existing shareholders to increase liquidity at the holding company and to limit their ownership dilution from the sale of Class A common stock to the other investors in the private placement. The Company issued approximately 5.0 million shares and received gross proceeds of approximately $6.0 million. The private placement and the shareholders rights offering combined to increase tangible common equity by nearly $17.6 million.

CAPITAL ADEQUACY

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The capital adequacy guidelines require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  At September 30, 2014 and December 31, 2013, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

In July 2013, the federal bank regulatory agencies adopted final rules to revise the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

In December 2013, Federal banking regulators issued rules for complying with the Volcker Rule provision of the Dodd-Frank Act. The Bank does not engage in, and does not expect to engage in, any transactions that are considered “covered activities” as defined by the Volcker Rule. Therefore, the Bank does not have any additional compliance obligations under the Volcker Rule.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2014 and the previous 16 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2014	$76,403	15.99%	$38,237	8.00%	$47,796	10.00%
At December 31, 2013	$71,417	15.61%	$36,590	8.00%	$45,737	10.00%
Tier I capital (to risk-weighted assets)
At September 30, 2014	$70,970	14.85%	$19,118	4.00%	$28,677	6.00%
At December 31, 2013	$65,602	14.34%	$18,295	4.00%	$27,442	6.00%
Tier I capital (to average assets, leverage)
At September 30, 2014	$70,970	9.96%	$28,492	4.00%	$35,615	5.00%
At December 31, 2013	$65,602	9.13%	$28,739	4.00%	$35,924	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the nine months ended	For the year ended
(In thousands)	September 30, 2014	December 31, 2013
RAP net income (loss)	$682	$(139)
Tax lien adjustment, net of noncontrolling interest	3,556	2,844
U.S. GAAP net income	$4,238	$2,705

	At September 30, 2014		At December 31, 2013
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.99%	16.61%	15.61%	16.49%
Tier I capital (to risk-weighted assets)	14.85%	15.49%	14.34%	15.22%
Tier I capital (to average assets, leverage)	9.96%	10.42%	9.13%	9.73%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2014	$94,205	19.37%	$38,899	8.00%	N/A	N/A
At December 31, 2013	$84,384	18.09%	$37,315	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At September 30, 2014	$85,328	17.55%	$19,449	4.00%	N/A	N/A
At December 31, 2013	$71,432	15.31%	$18,658	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At September 30, 2014	$85,328	11.78%	$28,975	4.00%	N/A	N/A
At December 31, 2013	$71,432	9.79%	$29,178	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the nine months ended	For the year ended
(In thousands)	September 30, 2014	December 31, 2013
U.S. GAAP net income	$4,298	$2,109
Tax lien adjustment, net of noncontrolling interest	(3,556)	(2,844)
RAP net income (loss)	$742	$(735)

	At September 30, 2014		At December 31, 2013
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	19.37%	18.78%	18.09%	17.24%
Tier I capital (to risk-weighted assets)	17.55%	16.68%	15.31%	14.10%
Tier I capital (to average assets, leverage)	11.78%	11.17%	9.79%	8.98%

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet the Company’s short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.   The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At September 30, 2014, the Company’s liquidity ratios were more than five times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. As described under “Shareholders’ Equity”, on July 2, 2014, the Company redeemed 11,551 of the Series A Preferred stock and eliminated nearly $3.5 million in preferred dividends in arrears. As of September 30, 2014 the Series A Preferred stock dividend in arrears was approximately $6.1 million and has not been recognized in the consolidated financial statements.

Interest rate sensitivity is a function of the re-pricing characteristics of the Company’s assets and liabilities.  These include the volume of assets and liabilities re-pricing, the timing of re-pricing, and the interest rate sensitivity gaps, which are a continual challenge in a changing rate environment.  In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements.  The interest rate sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment.  Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.  The interest rate sensitivity analysis is an important management tool; however, it does have some inherent shortcomings.  It is a “static” analysis.  Although certain assets and liabilities may have similar maturities or re-pricing, they may react in different degrees to changes in market interest rates.  Additionally, re-pricing characteristics of certain assets and liabilities may vary substantially within a given period.

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of September 30, 2014, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At September 30, 2014, the Company is in a liability sensitive position of $45.0 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  Additionally, the Company has exposure to rising rates as $196.0 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$13.1	$—	$—	$—	$8.8	$21.9
Investment securities AFS	12.2	25.9	151.8	74.4	1.1	265.4
Loans: (2)
Fixed rate	23.4	34.0	134.3	121.6	(11.5)	301.8
Variable rate	52.6	32.3	—	—	—	84.9
Total loans	76.0	66.3	134.3	121.6	(11.5)	386.7
Other assets (3)	—	21.5	—	—	28.0	49.5
Total Assets	$101.3	$113.7	$286.1	$196.0	$26.4	$723.5
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$67.9	$67.9
Interest bearing deposits	24.4	73.2	125.5	—	—	223.1
Certificate of deposits	29.0	95.1	86.9	13.8	—	224.8
Total deposits	53.4	168.3	212.4	13.8	67.9	515.8
Borrowings	28.3	10.0	85.0	—	—	123.3
Other liabilities	—	—	—	—	21.9	21.9
Capital	—	—	—	—	62.5	62.5
Total liabilities & capital	$81.7	$178.3	$297.4	$13.8	$152.3	$723.5
Net interest rate GAP	$19.6	$(64.6)	$(11.3)	$182.2	$(125.9)
Cumulative interest rate GAP	$19.6	$(45.0)	$(56.3)	$125.9
GAP to total assets	3%	(9)%
GAP to total equity	31%	(103)%
Cumulative GAP to total assets	3%	(6)%
Cumulative GAP to total equity	31%	(72)%

(1)

Interest earning assets are included in the period in which the balances are expected to be repaid and/or re-priced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	Reflects principal maturing within the specified periods for fixed rate loans and re-pricing for variable rate loans; includes non-performing loans.
(3)	Includes FHLB stock.

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At September 30, 2014, floating rate loans with floors and without floors were $67.9 million and $17.0 million, respectively.

REGULATORY ACTIONS

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the FDIC and the Department. Included in the MOU is the requirement of maintaining a ratio of tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.  At September 30, 2014, based on capital levels calculated under regulatory accounting purposes (“RAP”), Royal Bank’s leverage and total risk-based capital ratios were 9.96% and 15.99%, respectively.  Please refer to “Capital Adequacy” under “Financial Condition”.

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  Effective July 17, 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s capital stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, except as described below, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, that the Company’s disclosure controls and procedures were effective at September 30, 2014.

As described in Item 9A in our Annual Report on Form 10-K for the year-ended December 31, 2013, management had identified a material weakness associated with internal controls over financial reporting for income taxes. The Company is making improvements to the accounting procedures related to income taxes to remediate this weakness.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2014, the Company completed the issuance and sale of 11,264,037 shares of its Class A common stock in a private placement.  The shares were sold to accredited investors under Rule 506 promulgated by the United States Securities and Exchange Commission.  Each share was sold at a price of $1.20 per share, and no underwriting discounts or commissions were paid in connection with the sale of such shares.

On September 4, 2014, the Company sold an additional 402,630 shares of its Class A common stock to two of the institutional investors that purchased shares in the private placement pursuant to top-up rights granted to such investors in connection with their purchases in the private placement.  Such shares were sold at a price of $1.20 per share, and no underwriting discounts or commissions were paid in connection with the issuance and sale of such additional shares.  The total gross proceeds, before related expenses, from the sale of shares in the private placement were approximately $14,000,000.  The proceeds from the sale of shares in the private placement were used to fund the repurchase by the Company of 11,551 shares of its Series A Preferred Stock from the U.S. Treasury as described Item 2 of Part I of this Report under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Shareholders’ Equity.”

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
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2014.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 12, 2014.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2014.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of  Royal Bancshares of Pennsylvania on November 12, 2014.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: November 12, 2014

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer