Form 10-K
period 2014-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2015-03-26
CIK 922487

 +

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:          December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:           to

Commission file number:  0-26366

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Exact name of the registrant as specified in its charter)

PENNSYLVANIA	23-2812193
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

732 Montgomery Avenue, Narberth, PA 19072

(Address of principal Executive Offices)

(610)  668-4700

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

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes [  ]  No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___     Accelerated filer _ __    Non-accelerated filer ____     Small reporting company __X__

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [  ]   No [ X ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $32,974,020 based on the June 30, 2014 closing price of the Registrant’s Common Stock of $1.75 per share.

As of February 28, 2015, the Registrant had 27,816,866 and 1,931,692 shares outstanding of Class A and Class B common stock, respectively.

Documents Incorporated by Reference

Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 20, 2015—Part III.

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

The principal activities of the Company are supervising Royal Bank America (“Royal Bank”) which engages in general banking business principally in Montgomery, Delaware, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania, southern New Jersey, and Delaware.  Royal Bank is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the Pennsylvania Department of Banking and Securities (the “Department”).  The Company also has a wholly-owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

At December 31, 2014, the Company had consolidated total assets of approximately $732.6 million, total deposits of approximately $530.4 million and shareholders’ equity of approximately $62.2 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).  The Company has two reportable operating segments, “Community Banking” and “Tax Liens”.

Regulatory Actions

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the FDIC and the Department. By letter dated February 3, 2015, the FDIC and the Department notified the Bank that, as a result of management meeting the requirements of the MOU, the MOU was terminated as of that date.

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

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Department, and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963.  Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980.  The deposits of Royal Bank are insured by the FDIC.  Royal Bank’s subsidiaries include Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”). Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively. Prior to December 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%. Effective December 31, 2013, Royal Bank acquired the ownership interest of the former President of CSC and RTL.

Royal Bank derives its income principally from interest charged on loans and leases, interest earned on investment securities, and fees received in connection with the origination of loans and other services.  Royal Bank’s principal expenses are interest expense on deposits and borrowings and operating expenses.  Operating revenues, deposit growth, investment principal amortization payments, maturities and sale, loan and other real estate owned (“OREO”) sales and the repayment of outstanding loans provide the majority of funds for activities.

Royal Bank conducts business operations as a commercial bank offering traditional consumer and business deposit products and services (excluding trust) and commercial and consumer loans, including home equity and SBA loans.  Fee income services such as a suite of cash management products, remote deposit capture, mobile deposits, and payroll and merchant services have been greatly improved or expanded.  Services may be added or deleted from time to time.  Royal Bank’s business and services are not subject to significant seasonal fluctuations.

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern  New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in 16 states via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees:  Royal Bank employed approximately 117 persons on a full-time equivalent basis as of December 31, 2014.

Deposits: At December 31, 2014, total deposits of Royal Bank were distributed among demand deposits (15%), money market deposit, savings and NOW accounts (43%) and time deposits (42%).  At year-end 2014, deposits increased $6.5 million to $538.2 million, from year-end 2013, or 1.2%, and reflected a change in the composition. Demand deposits grew $18.3 million, or 28.9%.  Additionally, NOW and money market accounts and demand deposits increased $2.7 million and $1.1 million, respectively.  Time deposits decreased $15.5 million primarily due to the intentional run-off of maturing CDs. Included in Royal Bank’s deposits are approximately $7.8 million of intercompany deposits that are eliminated through consolidation.

Lending:  At December 31, 2014, Royal Bank had a total net loan portfolio of $403.4 million, representing 55.7% of total assets.  The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax lien certificates, small business leases and installment loans.  At year-end 2014, net loans grew $49.2 million from year end 2013.

Non-Bank Subsidiaries

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly-owned subsidiary. RID’s legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19899.  RID buys, holds and sells investment securities. At December 31, 2014, total assets of RID were $31.1 million, of which $3.7 million was held in cash and cash equivalents and $3.1 million was held in investment securities.  RID had net interest income of $664,000 for 2014 and 2013.  Non-interest income for 2014 and 2013 was $296,000 and $95,000, respectively, and was comprised of net gains on sale of investment securities.  RID recorded net income of $901,000 for 2014 compared to $728,000 for 2013.  Royal Bank has previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At December 31, 2014, no loans were outstanding.  The amounts above include the activity related to RID’s wholly-owned subsidiary Royal Preferred LLC.

The Company, through its wholly-owned subsidiary Royal Bank, has an 80% ownership interest in CSC.  CSC acquired, through auction, delinquent property tax certificates in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by state law.  Royal Bank and a majority of  other CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.  Effective December 31, 2013, Royal Bank reached a settlement with the former President of CSC in which he relinquished his 20% ownership of CSC to Royal Bank. CSC’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. At December 31, 2014 and 2013, total assets of CSC were $4.9 million and $4.8 million, respectively.  For 2014, CSC recorded net interest expense of $293,000 compared to $179,000 for 2013 due to the continued liquidation of CSC’s tax lien certificate portfolio.  The 2014 provision for lien losses was $87,000 compared to $184,000 for 2013.  For 2014 and 2013, non-interest income was $88,000 and $268,000, respectively.  Non-interest income is mostly comprised of gains on sales of OREO and rental income.  Non-interest expense was $539,000 and $590,000 for 2014 and 2013, respectively.  CSC recorded a net loss of $831,000 in 2014 compared to $686,000 in 2013.

On June 23, 2003, the Company, through its wholly-owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly-owned subsidiary.  RIA’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation.  At December 31, 2014 and 2013, total assets of RIA were $5.9 million, which included $5.6 million and $5.4 million in cash, respectively.  For 2014, RIA had a net loss of $45,000 compared to $10,000 for 2013.  The 2014 net loss was directly impacted by a $41,000 other-than-temporary-impairment (“OTTI) charge on a private equity investment.

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of trust preferred securities.

On July 25, 2005, the Company, through its wholly-owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Royal Leasing’s legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania 19422.  Royal Leasing was formed to originate small business financing leases.  Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will hold in its portfolio individual leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold to other leasing companies.  At December 31, 2014 and 2013, total assets of Royal Leasing were $51.8 million and $42.3 million, respectively.  For 2014 and 2013, Royal Leasing had net interest income of $2.7 million and $2.2 million, respectively.  For 2014, the provision for lease losses was $956,000 compared to $468,000 for 2013.  The increase in the provision was primarily related to the growth in the leasing portfolio year over year.  Total net leases were $51.7 million at December 31, 2014 compared to $42.1 million at December 31, 2013.  Non-interest income for 2014 was $454,000 compared to $604,000 for 2013.  Non-interest expense was $803,000 and $1.2 million for 2014 and 2013, respectively.  Royal Leasing recorded net income, prior to management distribution fees, of $2.0 million for the year ended December 31, 2014 compared to a $1.9 million for the year ended December 31, 2013.

On November 17, 2006, the Company, through its wholly-owned subsidiary Royal Bank, formed RTL to purchase and service delinquent tax certificates.  RTL typically acquired delinquent property tax certificates through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by state law. RTL ceased acquiring tax certificates at public auctions in 2010.  Royal Bank held a 60% ownership interest in RTL. Effective December 31, 2013, Royal Bank reached a settlement with the former President of RTL in which Royal Bank acquired his 40% ownership of RTL. RTL’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  At December 31, 2014, total assets of RTL, of which the majority was held in tax certificates and OREO, were $15.2 million compared to $21.7 million at December 31, 2013.  Tax certificates declined $5.2 million from $11.8 million at December 31, 2013 to $6.6 million at December 31, 2014.  OREO was $5.2 million at December 31, 2014 compared to $4.1 million at December 31, 2013.  For 2014, RTL had net interest income of $510,000 compared to $1.1 million for 2013 due to the reduction in average tax certificates outstanding over the past year.  Provision for lien losses was $374,000 compared to $402,000 for 2014 and 2013, respectively.  Non-interest income, which was mostly comprised of net gains on the sale of OREO, was $807,000 for 2014 compared to $1.1 million for 2013. Non-interest expense was $1.5 million and $3.8 million for 2014 and 2013, respectively.  The $2.3 million improvement in non-interest expense was mostly related to a $1.65 million loss contingency accrual that was recorded in 2013.  The accrual was for a settlement of a class action lawsuit. See “Item 3 Legal Proceedings” of this Form 10-K for additional information regarding the lawsuit.  RTL recorded a net loss of $596,000 for 2014 compared to $1.9 million for 2013.

On June 16, 2006, the Company, through its wholly-owned subsidiary RID, established Royal Preferred LLC as a wholly-owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. At December 31, 2014 and 2013, Royal Preferred LLC had total assets of approximately $24.7 million and $24.1 million, respectively.

Website Access to Company Reports

We post publicly available reports required to be filed with the SEC on our website, www.royalbankamerica.com, as soon as reasonably practicable after filing such reports with the SEC.  The required reports are available free of charge through our website.  Information available on our website is not part of or incorporated by reference into this Report or any other report filed by the Company with the SEC.

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

Environmental Compliance

The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on their capital expenditures, earnings or competitive position in 2014, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2015.

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

Holding Company

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and of state securities commissions for matters relating to the offering and sale of its securities.  Accordingly, if the Company wishes to issue additional shares of its Common Stock, in order, for example, to raise capital or to grant stock options, the Company will have to comply with the registration requirements of the Securities Act of 1933 as amended, or find an applicable exemption from registration.

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

As a bank holding company, the Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries.  Further, under the BHCA and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services.  The so called “anti-tying” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or services from the banks, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of the holding company’s subsidiaries, on investments in the stock or other securities of the bank holding company and on taking stock or securities of the bank holding company as collateral for loans to any borrower.

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

The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person who becomes a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

An “undercapitalized” institution is one that fails to meet one or more of the required minimum capital levels for an adequately capitalized institution.  An “undercapitalized institution” must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth.  In addition, the institution is prohibited from making acquisitions, opening new branches, and engaging in new lines of business without the prior approval of its primary federal regulator and other restrictions may be imposed.

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

In July 2013, the federal bank regulatory agencies adopted final rules with the aim to improve the quality and increase the quantity of capital for all banks as well as set higher standards for large internationally active banks. The agencies view the new capital requirements as a better reflection of banking organizations’ risk profiles, thereby improving the overall resiliency of the banking system. The rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement or “CET1”, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital.  Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity requirements.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.

The following table shows the required capital ratios with the conservation buffer over the phase-in period.

	Basel III Community Banks
	Minimum Capital Ratio Requirements
	2015	2016	2017	2018	2019

Common equity tier 1 capital (CET1)	4.500%	5.125%	5.750%	6.375%	7.000%
Tier I capital (to risk-weighted assets)	6.000%	6.625%	7.250%	7.875%	8.500%
Total capital (to risk-weighted assets)	8.000%	8.625%	9.250%	9.876%	10.500%
Tier I capital (to average assets, leverage)	4.000%	4.000%	4.000%	4.000%	6.500%

The July 2013 final rules include three significant changes from earlier proposals:  (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available for sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.  Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s results of operations.  The Company believes that, as of December 31, 2014, the Company and Royal Bank would meet the minimum capital adequacy requirements under the proposed rules on a fully phased-in basis if such requirements were currently effective.

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

•

allow the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by December 31, 2020 and to offset the effect of increased assessments on insured depository institutions with assets of less than $10 billion;

•	allow financial institutions to pay interest on business checking accounts; and

•	implement provisions that affect corporate governance and executive compensation at all publicly traded companies.

Additionally the Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and investing in covered funds. This statutory provision, commonly known as the “Volcker Rule,” defines covered funds as hedge funds or private equity funds.  While the Federal Reserve Board issued the final rule on December 10, 2013, community banks have until July 21, 2015 to conform their activities and policies to the final rule. If a community bank were to retain an ownership interest in a covered fund that it organized and offered, the final rule places a number of limitations on those ownership interests. In particular, the community bank (including all its affiliates) must limit its total interest in each covered fund to no more than 3% of the ownership interests issued by the covered fund, and to no more than 3% of the value of the entire covered fund. In addition, the aggregate of all interests the community bank (together with its affiliates) has in all covered funds may not exceed 3 percent of the community bank’s tier 1 capital.  At December 31, 2014, the Company had $3.5 million invested in private equity funds, of which $460,000 is invested by Royal Bank.  Management believes that the Volker Rule will not have a material impact on the operations of the Company and/or Royal Bank.

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s and Royal Bank’s operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The assessment base used to calculate insurance premiums is a bank’s average assets minus average tangible equity.  The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of insured deposits by September 2020.  In attempting to achieve the mandated 1.35% ratio, the FDIC implemented assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas do not affect Royal Bank.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0%.  In lieu of reimbursements, the FDIC has set lower base assessment rates if the reserve ratio for the prior assessment period is equal to or exceeds 2.0%.

In addition to deposit insurance, Royal Bank is also subject to assessments to pay the interest on Financing Corporation bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  For the first quarter of 2015, the Financing Corporation’s assessment for Royal Bank (and all other banks), is an annual rate of $.0060 for each $100 of deposits.  The Financing Corporation bonds are expected to be paid off between 2017 and 2019.

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

In the second quarter of 2014, the Company received approval from the Federal Reserve Bank to bid up to $14.0 million to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the Treasury. The auction closed on June 19, 2014. The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. The Company was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by the Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company occurred, on July 2, 2014. As part of this redemption, the Company eliminated nearly $3.5 million in preferred dividend in arrears. The purchase of the Series A Preferred Stock was funded through the Company’s sale of 11,666,667 shares of its Class A common stock in a private placement transaction, organized by the Company and pre-approved by the Federal Reserve Bank, resulting in proceeds of approximately $14.0 million. The remaining 18,856 shares of the Series A Preferred Stock were purchased in the auction by investors unaffiliated with the Company in transactions directly with Treasury. (See “Note 15 – Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.)

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

The guidelines provide exceptions to the LTV ratios for government-backed loans; loans facilitating the sale of real estate acquired by the lending institution in the normal course of business; loans where Royal Bank’s decision to lend is not based on the offer of real estate as collateral and such collateral is taken only out of an abundance of caution; and loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new money.  The regulation also allows institutions to make a limited amount of real estate loans that do not conform to the proposed LTV ratios.  Under this exception, Royal Bank would be allowed to make real estate loans that do not conform to the LTV ratio limits, up to an amount not to exceed 100% of its total capital.

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

Available Information

Upon a shareholder’s written request, a copy of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained without charge from our Chief Financial Officer, Royal Bancshares of Pennsylvania, Inc. 732 Montgomery Avenue, Narberth, Pennsylvania 19072 or on our website www.royalbankamerica.com.

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

Risks Related to Our Business

Our business may be impacted by the existence of the informal agreement with the Federal Reserve Bank of Philadelphia.

Our success as a business is dependent upon pursuing various alternatives in achieving the growth and expansion of our banking franchise. We are prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Our ability to raise capital could be potentially limited or impacted as a result of the informal agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the informal agreement.

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

Our commercial real estate and construction and land development loan portfolio held for investment was $220.7 million at December 31, 2014 comprising 53% of total loans.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.  Commercial and industrial loans comprise 18% of the loan portfolio. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions.  Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.

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

We are required by regulatory authorities to maintain adequate capital levels to support our operations. We anticipate that our current capital will satisfy our regulatory requirements for the foreseeable future. However, in order to maintain our well-capitalized status and to support future growth we may need to raise capital. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Basel III introduced new minimum capital requirements that became effective on January 1, 2015, with the capital conservation buffer requirements phased in over a three-year period beginning January 1, 2016.  Additionally, the Series A Preferred Stock outstanding has a preferred cumulative dividend rate of 9% per annum and contains provisions which include restrictions on the payment of dividends on common stock and on repurchases of any shares of preferred stock ranking equal to or junior to the Series A Preferred Stock or common stock while the Series A Preferred Stock is outstanding.  These provisions may make it more difficult to raise additional capital on favorable terms while the Series A Preferred Stock is outstanding. As of December 31, 2014, the outstanding shares of Series A Preferred stock were 18,856 and the dividend in arrears was $6.6 million, which has not been recognized in the consolidated financial statements. Therefore, we may be unable to raise additional capital, or to raise capital on terms acceptable to us.  In addition, if we decide to raise additional capital, the existing shareholders are subject to dilution and a potential capital raise could adversely impact the Company’s deferred tax asset. If we cannot raise additional capital when required, our ability to further expand operations through both internal growth and acquisitions could be materially impaired.

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

The holders of our Series A Preferred Stock may have different interests from the holders of our common stock, and could vote to block the forgoing transactions, even when considered desirable by, or in the best interests of the holders of our common stock.

Our ability to pay dividends depends primarily on dividends from our banking subsidiary, which are subject to regulatory limits.  Additionally, we are subject to other dividend limitations.

We are a bank holding company and our operations are conducted by our direct and indirect subsidiaries, each of which is a separate and distinct legal entity.  Substantially all of our assets are held by such subsidiaries; and our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries.  Royal Bank is our primary source of dividends.  Dividend payments from Royal Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2014, as a result of significant losses within Royal Bank from prior years, we had an accumulated deficit and therefore would not have been able to declare and pay any cash dividends.  There is no assurance that our subsidiaries will be able to pay dividends in the future, or that we will generate adequate cash flow to pay dividends in the future.

We suspended regular quarterly cash dividends on the Series A Preferred Stock in August 2009 and, accordingly, are not permitted at this time to pay dividends on our Class A or Class B Common Stock.  Additionally, under the terms of the informal agreement with the Federal Reserve Bank, we are prohibited from redeeming the Series A Preferred Stock or paying any dividends on shares of our stock without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Failure to pay dividends on our stock could have a material adverse effect on the market price of our Class A Common Stock.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2014 the Company had a federal net operating loss (“NOL”) carryforwards of approximately $60.1 million and state NOL carryforwards of $145.3 million, which are available to be carried forward to future tax years.  The federal NOL carryforward will begin to expire in 2029 and the state NOLs will begin to expire in 2027 if not fully utilized.

The ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2014 and December 31, 2013. There are $4.0 million in NOL carryovers from the acquisition of Knoblauch State Bank.  Our ability to utilize these carryovers will expire in 2015.

We may not be able to fully recover our deferred tax asset valuation allowance.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2014, the net deferred tax liability was approximately $308,000 compared to a net deferred tax asset balance of approximately $2.2 million at December 31, 2013.

We regularly review our deferred tax assets for recoverability to determine whether it is more likely than not (i.e. likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2014.  The deferred tax asset valuation allowance was $39.1 million at December 31, 2014.  The release of this valuation allowance would have a positive impact on future earnings. There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.

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

Reputation risk, or the risk to our earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, cyber-attacks, breach in security, and actions taken by government regulators and community organizations in response to those activities.  Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action.  Although we take steps to minimize reputation risk in dealing with customers and other constituencies, as a larger diversified financial services company with a high industry profile, we are inherently exposed to this risk.

Risks Related to Our Industry

Difficult real estate market conditions and economic trends can adversely affect our industry and our business.

We have exposure to downturns in both the commercial and residential real estate markets.  Dramatic declines in the housing market can lead to decreasing home prices and increasing delinquencies and foreclosures.  This negative market condition can adversely impact the credit performance of mortgage, consumer, commercial and construction loan portfolios, resulting in significant impairments of assets held by many financial institutions.  General downward economic trends, reduced availability of commercial credit and sustained unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in write-downs of real estate collateral supporting many loans.  Concerns over the stability of the financial markets and the economy may result in decreased lending by financial institutions to their customers and to each other.  This type of market turmoil and tightening of credit can led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions can also experience decreased access to borrowings.

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

•	Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events.
•	We may experience increases in foreclosures, delinquencies and customer bankruptcies.
•	We may experience difficulty in liquidating our OREO portfolio at favorable prices.

Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance.

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

Recent and future governmental regulation and legislation could limit our future growth and adversely impact our results of operations.

As described under “Supervision and Regulation” we are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  These laws may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance fund.  Any changes to these laws may negatively affect our ability to expand our services and to increase the value of our business.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on our business, these changes could be materially adverse to shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or  limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse effect on our financial condition and results of operations.

We face the risk of cyber-attack to our computer systems.

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss, or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information,  damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount.

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

Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 33% of our Class A common stock and 87% of our Class B common stock outstanding as of February 28, 2015. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At December 31, 2014, Royal Bank was headquartered and had a retail office at 732 Montgomery Avenue, Narberth, Pennsylvania.  Royal Bank has twelve additional retail banking locations and administrative offices situated in Pennsylvania and New Jersey.  Additionally, Royal Bank’s Customer Center, which includes a loan production office, is located in Bala Cynwyd, Pennsylvania. In 2014, all non-branch personnel were co-located at the Bala Cynwyd location.  This move will enhance operating efficiency.

Royal Bank currently owns six of the branch properties.  During 2013, the Company executed a real estate rationalization plan and sold four properties, which included two branch locations and recorded net gains of $2.5 million.  The Company continued execution of the plan in 2014 and sold an additional branch property for a net gain of $107,000.  During the second quarter of 2015, this branch will be relocated to a leased facility within the same market area of the existing location.    Additionally, the Company opened a limited service office in Princeton, New Jersey due to our expanding commercial loan growth in the central New Jersey market area.  The Company’s leased properties have lease expiration dates between 2015 and 2024.  During 2014 and 2013, Royal Bank made aggregate lease payments of approximately $890,000 and $785,000, respectively.  The Company believes that all of its properties are sufficiently insured, maintained and are adequate for Royal Bank’s purposes.

ITEM 3.  LEGAL PROCEEDINGS

As described under “Item 1 – Business” of this Report, prior to December 31, 2013, Royal Bank held a 60% equity interest in each of CSC and RTL.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   In 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in a Consolidated Master Class Action Complaint (the “Complaint”) filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations.  The Complaint alleged a conspiracy to rig bids in municipal tax lien auctions.

During 2013, the Company, Royal Bank, CSC, and RTL reached a settlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.

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

The following table shows the range of high and low closing sale prices for the Company’s stock as reported by NASDAQ during each quarter of 2014 and 2013.

Closing Prices
2014	High	Low
First Quarter	$3.30	$1.35
Second Quarter	3.50	1.75
Third Quarter	2.20	1.44
Fourth Quarter	1.96	1.55

2013	High	Low
First Quarter	$1.85	$1.21
Second Quarter	1.54	1.20
Third Quarter	1.92	1.35
Fourth Quarter	1.75	1.34

The approximate number of record holders of the Company’s Class A and Class B Common Stock, as of February 28, 2015, is shown below:

Title of Class	Number of record holders
Class A Common stock	242
Class B Common stock	115

Dividends

Subject to certain limitations imposed by law or the Company’s articles of incorporation, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.

The Company did not pay cash dividends on its common stock in 2014 and 2013.  Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come primarily from dividends paid by its direct and indirect subsidiaries, including Royal Bank, to the Company.

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if, after giving effect to the dividend payment, the total assets of the Company would exceed the total liabilities of the Company plus the amount necessary to satisfy preferential rights of holders of senior shareholders, and the Company is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”), and in the Federal Deposit Insurance Act (“FDIC Act”) concerning the payment of dividends by Royal Bank.  Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings).  Under the FDIC Act, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.  Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to the Company.  See “Note 15 – Shareholder’s Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

On August 13, 2009, the Company’s board of directors suspended the regular quarterly cash dividends on the Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  As of December 31, 2014, the Series A Preferred stock dividend in arrears was $6.6 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate prospectively increased from 5% to 9% per annum.

Under the Federal Reserve Bank MOU as described under “Regulatory Actions” in “Item 1 – Business” of this Report, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

COMMON STOCK PERFORMANCE GRAPH

The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2009, (with all dividends reinvested), in each of the following:

•	Royal Bancshares of Pennsylvania, Inc. Class A common stock;
•	The stock of all United States companies trading on the NASDAQ Global Market;
•	Common stock of a 2014 Peer Group consisting of 21 banks headquartered in the Mid-Atlantic region, that trade on a major exchange and have total assets between $700 million and $1.5 billion; and
•	SNL Bank and Thrift Index.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Royal Bancshares of Pennsylvania, Inc.	100.00	107.69	96.15	92.30	106.15	123.85
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18
RBPAA Peer Group Index*	100.00	113.78	100.13	125.15	164.15	170.70

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2014	2013	2012	2011	2010
Interest income	$28,784	$27,524	$31,981	$39,377	$57,262
Interest expense	6,484	7,357	9,899	14,086	25,994
Net interest income	22,300	20,167	22,082	25,291	31,268
(Credit) provision for loan and lease losses	(867)	(872)	5,997	7,728	22,140
Net interest income after loan and lease losses	23,167	21,039	16,085	17,563	9,128
Non-interest income
Gain on sale of premises & equipment	107	2,524	-	-	-
Net gains on sales of other real estate owned	743	1,427	363	1,638	1,019
Service charges and fees	1,032	1,323	1,218	1,128	1,266
Gains on sale of loans and leases	232	686	2,057	337	666
Income from bank owned life insurance	512	539	553	391	379
Net gains on investment securities	377	158	1,030	1,782	1,290
Gains on sales related to real estate joint ventures	-	-	-	1,750	-
Income related to real estate owned via equity investments	-	-	-	478	564
Gain on sale of security claim	-	-	-	-	1,656
Gain on sale of premises & equipment related to real estate owned via equity investments	-	-	-	-	667
Other income	573	207	747	1,110	737
Total other than-temporary-impairment losses on investment securities	(41)	-	(2,359)	(1,796)	(566)
Portion of loss recognized in other comprehensive income (loss)	-	-	-	-	87
Net impairment losses recognized in earnings	(41)	-	(2,359)	(1,796)	(479)
Total non-interest income	3,535	6,864	3,609	6,818	7,765
Non-interest expense
Salaries and benefits	10,164	10,276	11,576	11,013	11,626
Impairment related to OREO	524	1,517	6,741	5,522	7,374
Impairment related to real estate owned via equity investments	-	-	-	-	2,600
Expenses related to real estate owned via equity investments	-	-	-	-	529
Impairment related to real estate joint venture	-	-	-	-	1,552
Other expenses	11,176	14,537	18,007	15,534	17,062
Total non-interest expense	21,864	26,330	36,324	32,069	40,743
Income (loss) before tax expense	4,838	1,573	(16,630)	(7,688)	(23,850)
Income tax (benefit) expense	(654)	42	-	-	-
Net income (loss)	$5,492	$1,531	$(16,630)	$(7,688)	$(23,850)
Less net income (loss) attributable to noncontrolling interest	382	(578)	(1,005)	875	243
Net income (loss) attributable to Royal Bancshares	5,110	2,109	(15,625)	(8,563)	(24,093)
Less Series A Preferred stock accumulated dividend and accretion	2,078	2,075	2,038	2,003	1,970
Net income (loss) to common shareholders	3,032	34	(17,663)	(10,566)	(26,063)
Basic and diluted earnings (loss) per common share	$0.14	$-	$(1.33)	$(0.80)	$(1.97)

Balance Sheet Data	For the years ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Total assets	$732,553	$732,254	$769,455	$844,187	$976,365
Total average assets (1)	731,245	740,324	819,211	902,241	1,173,661
Loans, net	403,424	352,810	326,904	397,863	475,725
Total deposits	530,425	528,964	554,917	575,916	693,913
Total average deposits	522,428	527,452	573,233	621,709	791,026
Total borrowings (2)	118,200	133,655	134,107	173,774	180,723
Total average borrowings (2)	128,628	133,261	149,416	177,517	256,688
Total shareholders' equity (3)	62,219	47,534	53,568	71,098	79,246
Total average shareholders' equity (3)	56,498	50,533	67,794	76,337	99,048
Return on average assets	0.70%	0.28%	(1.91)%	(0.95)%	(2.05)%
Return on average equity	9.04%	4.17%	(23.05)%	(11.22)%	(24.32)%
Average equity to average assets	7.73%	6.83%	8.28%	7.89%	6.76%
Royal Bank America-Total capital (to risk-weighted assets) (4)	16.44%	16.49%	17.57%	17.02%	15.54%
Royal Bank America-Tier 1 capital (to average assets, leverage) (4)	10.52%	9.73%	9.45%	10.48%	9.24%
Royal Bancshares-Total capital (to risk-weighted assets) (4)	19.20%	18.09%	19.33%	18.82%	17.21%
Royal Bancshares-Tier 1 capital (to average assets, leverage) (4)	11.88%	9.79%	9.80%	11.64%	9.68%
Non-performing assets to total assets (5)	2.67%	2.70%	4.53%	7.08%	7.42%
Non-performing loans to total loans (5)	2.36%	2.77%	6.23%	9.36%	8.69%

(1)  Includes premises and equipment of VIE for 2010

(2)  Includes obligations through VIE equity investments and subordinated debt for 2010.

(3)  Excludes noncontrolling interest.

(4) Capital ratios are presented in accordance with GAAP.  Refer to “Capital Adequacy” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

(5)  Excludes non-performing loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  Critical accounting policies, judgments and estimates relate to other-than-temporary impairment losses on investment securities, allowance for loan and lease losses, the valuation of other real estate owned (“OREO”), the valuation of deferred tax assets, fair value measurements, net periodic pension costs and the pension benefit obligation.  The policies which significantly affect the determination of the Company’s financial position, results of operations and cash flows are summarized in “Note 1 - Summary of Significant Accounting Polices” to the Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of the allowance for loan and lease losses (the “allowance”) and the reserve for unfunded lending commitments. The allowance represents management’s estimate of losses inherent in the loan and lease portfolio as of the statement of financial condition date and is recorded as a reduction to loans and leases. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in the Company’s unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. The Company considers that the determination of the allowance involves a higher degree of judgment and complexity than its other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses.

The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. All of these factors may be susceptible to significant change.  While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the FDIC, as an integral part of its examination processes, periodically reviews our allowance for loan and lease losses. The FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.  See “Note 1 - Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this report.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  Foreclosed real estate properties acquired through the tax certificate portfolio are transferred at the lower of cost or fair value principally due to uncertainty around the fair value of the foreclosed properties.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount recorded at acquisition date or fair value less costs to sell.  Third-party appraisals or agreements of sale are utilized to determine fair value of the loan collateral while BPOs, agreements of sale, or in some cases, third-party appraisals are utilized to value properties from the tax certificate portfolio.  Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.  For fair value measurement, OREO is included in level 3 assets.

Deferred Tax Assets

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry forwards and tax credits.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders' equity if management determines, based on all available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. These estimates and judgments are inherently subjective. In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, assumptions are made for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions are consistent with the plans and estimates management uses to manage the Company’s business. At December 31, 2014, the DTA valuation allowance was $39.1 million compared to $37.2 million at December 31, 2013. In the future, the DTA valuation allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when the Company could be in a position to recapture the DTA valuation allowance.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

Under ASC Topic 820, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820.  Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

Benefit Plans

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

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2014, the Company reinstated the 401(k) contribution and recorded a matching contribution expense of $148,000.  For 2013, there was no matching contribution.

Recent Accounting Pronouncements

See “Note 1 - Summary Of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Report.

Results of Operations

Financial Highlights and Business Results

The Company’s results of operations depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” section below for additional information on interest yield and cost.  Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

The financial results for 2014 illustrate the progress of the Company’s current multi-faceted strategic plan with the goal of sustainable earnings growth. A key strategic initiative in 2014 was to refresh Royal Bank’s commercial and consumer products and services and the branch network. During 2014, the Company reorganized the retail division to better serve existing customers, develop the retail sales teams, and attain new customer relationships. In addition, three branches were relocated to more visible, high-traffic locations within their markets. Additionally, the Company relocated the Fairmount branch to a state of the art customer convenience center in the Northern Liberties section of Philadelphia and opened a limited service office in Princeton, New Jersey to more effectively work with our commercial customers in central New Jersey. Customers now have access to 55,000 ATMs nationwide from a new arrangement. During 2014, seven highly experienced industry veterans joined the Company. These included two commercial relationship managers, three retail sales managers, the head of sales and product training and a new Chief Credit Officer. In January 2015, the Company introduced a new Chief Lending Officer.  The collective experience of these employees spans community and regional banks. The hiring of these individuals was funded through the rightsizing of the organization and was fully integrated into the Company’s budget. During 2014, the Company introduced Royal Bank’s enhanced website and exciting fresh logo, which highlights our four key constituents: customers, shareholders, co-workers, and community. The redesigned products and contemporary technology are the future platform for enhanced banking convenience for commercial, consumer and retail customers. Overall positive financial results have benefited from our rebranding and the ability to attract and retain commercial and consumer customers.

In late June 2014, the United States Department of Treasury auctioned all 30,407 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued by the Company to Treasury in 2009 under the Troubled Asset Relief Program. The Company’s successful bid resulted in the repurchase of 11,551 shares of Series A Preferred Stock by the Company on July 2, 2014 at the clearing price of $1,207.11 per share.  The purchase of the Series A Preferred Stock was funded through the Company’s sale of 11,666,667 shares of its Class A common stock in a private placement transaction, organized by the Company and pre-approved by the Federal Reserve Bank, resulting in proceeds of approximately $14.0 million. The remaining 18,856 shares of the Series A Preferred Stock were purchased in the auction by investors unaffiliated with the Company in transactions directly with Treasury and carry an annual dividend rate of 9%.

A shareholder rights offering conducted by the Company for shares of its Class A common stock concluded on August 8, 2014. Royal issued approximately 5,000,000 shares of its Class A common stock in connection with the offering and received gross proceeds of approximately $6.0 million. As a result of the increased shares of Class A common stock related to the private placement and the shareholder rights offering, tangible common equity ratio improved to 5.9% at December 31, 2014 from 2.4% at December 31, 2013.

Net Income

Net income attributable to the Company for the year ended December 31, 2014 amounted to $5.1 million, or $0.14 per diluted common share, compared to $2.1 million, or no earnings per diluted common share, for the year ended December 31, 2013.  The $3.0 million improvement in net income was mainly related to the following items:

•	Net interest income grew $2.1 million, or 11%.
•	OREO expenses and impairment decreased $1.8 million, or 66%.
•	Professional and legal fees decreased $756,000, or 26%.
•	Problem loan expenses declined $226,000, or 41% with non-performing loans now at 2.36% of total loans compared to 2.77% at December 31, 2013.

Additionally, in 2013, the Company reached an agreement in principle with plaintiffs to settle a class action lawsuit involving its tax lien subsidiaries. The Company’s 60% share of the loss contingency was $990,000, after adjusting for the non-controlling interest, and contributed to the year-over-year improvement in net income.  Partially offsetting these positive items was a $2.4 million decrease in gains on sales of premises and equipment, as anticipated, and a $684,000 decline in net gains on sales of OREO. The Company's leasing subsidiary continued to positively contribute to the annual financial results.

Loans and leases held for investment at December 31, 2014 totaled $415.1 million, which represents an increase of $48.7 million, or 13.3%, from 2013. New business relationships continue to stimulate the growth and further diversification of the loan portfolio, which also improved the composition of interest earning assets.  As part of the continued planned reduction of the tax lien portfolio, tax lien certificates declined $5.5 million, or 43.4%, from 2013.  Investment securities declined $58.4 million, or 18.9%, from the level at December 31, 2013 due to the reinvestment of cash flows from sales, calls, and principal payments into loans.  Cash and cash equivalents increased $13.9 million to $30.8 million at December 31, 2014.  The increase in cash was primarily the result of sales of investment securities to fund loans and reduce extension risk in the investment portfolio.

Total deposits grew $1.4 million, or 0.3%, from $529.0 million at December 31, 2013 to $530.4 million at December 31, 2014. Though small, the increase in deposits reflects a positive change in the deposit mix with a $13.2 million increase in non-interest bearing deposits offset by a $15.6 million decline in higher cost certificates of deposit. NOW and money market accounts increased $2.7 million and savings accounts grew $1.1 million.

Total borrowings decreased $15.5 million.  During the fourth quarter of 2014, to reduce future interest expense, the Company pre-paid $5.0 million of a $40.0 million borrowing, with a maturity date in January 2018, and incurred a prepayment penalty of $402,000.

Interest Income

Total interest income of $28.8 million for 2014 grew $1.3 million, or 4.6%, from $27.5 million for 2013.  The increase was primarily driven by an increase of $1.4 million in the interest income earned on average investments. Average interest-earning assets were $685.7 million for 2014 compared to $690.3 million for 2013, resulting in a decline of $4.6 million, or 0.7%.  Average loan balances of $383.6 million for 2014 increased $16.4 million, or 4.5%, year over year, but negatively impacted interest income by $170,000.  Interest income from the tax certificates portfolio dropped $1.1 million and was directly related to a $8.7 million decline in average balances.  Average investments of $292.2 million decreased $19.9 million, or 6.4%, from 2013 due to sales of investment securities to fund loan advances and principal payments received on the Company’s U.S. agency mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) investment securities.  Average loan and investment balances for 2013 were $367.2 million and $312.1 million, respectively.

For 2014, the yield on average interest-earning assets was 4.20% and increased 21 basis points from 3.99% for the comparable period of 2013.  Despite the $19.9 million decline in average investments, the average yield on such investments grew 62 basis points (2.46% in 2014 versus 1.84% in 2013).  This increase in the investment average yield resulted from a decrease in premium amortization due to a reduction in principal prepayments.  While the average loan balances increased, the average yield on loans decreased 30 basis points (5.62% in 2014 versus 5.92% in 2013).  The drop in loan yield reflected a decline in the higher yielding tax certificates coupled with lower rates on new loan originations.

Interest Expense

For 2014, total interest expense of $6.5 million decreased $873,000, or 11.9%, from $7.4 million for 2013. The decline in interest expense for 2014 was due to a $15.9 million, or 2.6%, decline in average interest-bearing liabilities year-over-year. Average interest-bearing deposits of $456.2 million declined $11.3 million, or 2.4%, and included a $10.8 million decrease in average time deposits from the intentional runoff of the higher priced maturing CDs. The decline in average time deposits contributed $447,000 towards the decrease in interest expense. Average borrowings declined $4.6 million, or 4.3%, to $102.9 million due to the maturity of a short-term FHLB advance, and was accompanied by a $269,000 decrease in interest expense.  Interest expense related to subordinated debt declined $186,000 due to a $174,000 penalty incurred in 2013 when the interest payment in arrears on the trust preferred securities was paid.  Average non-interest bearing demand deposits grew $6.2 million, or 10.4%. Average interest-bearing deposits and borrowings for 2013 were $467.5 million and $107.5 million, respectively.

The average interest rate paid on interest-bearing liabilities amounted to 1.11% for 2014 which represented a decline of 11 basis points from 1.22% for 2013. The average interest rate paid on interest-bearing deposits in 2014 amounted to 0.79%, which resulted in a decline of 7 basis points from 0.86% for 2013. Year-over-year lower average interest rates were paid on CDs (1.28% in 2014 versus 1.41% in 2013) and savings accounts (0.17% in 2014 versus 0.21% in 2013).  The average rate paid on NOW and money market accounts slightly increased 2 basis points (0.31% in 2014 versus 0.29% in 2013). The average rate paid on average borrowings improved 16 basis points (2.19% for 2014 versus 2.35% for 2013) due to the refinancing of a maturing advance in 2013. Additionally, the average rate paid on subordinated debt declined 72 basis points due the penalty incurred in 2013 that was mentioned previously (2.42% in 2014 versus 3.14% in 2013).

Net Interest Income and Margin

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

Net interest income for 2014 increased $2.1 million, or 10.6%, to $22.3 million from $20.2 million for 2013. The growth in 2014 was primarily attributed to an increase in the interest income earned on average investments, improvement in the mix of earning assets and a reduction in interest expense. Year-over-year average loans increased $16.4 million while average cash and investments declined $1.0 million and $19.9 million, respectively, primarily to fund the growth in loans.  Despite the decline in average investments, the interest income on such investments grew $1.4 million due to higher yields on new purchases coupled with a decrease in premium amortization from a reduction in principal prepayments on MBS and CMO investment securities.  Also contributing to the increase in net interest income was the $15.9 million decline in the average balance of interest-bearing liabilities and the average interest rates paid on average interest-bearing deposits, which primarily were associated with the redemption of maturing retail CDs. Interest expense for average time deposits and average borrowings declined $447,000 and $269,000, respectively.  The $8.7 million decline in the average balance on higher yielding tax certificates negatively impacted interest income by $1.1 million year-over-year.

For the year ended December 31, 2014, the net interest margin was 3.25%, a 33 basis point increase from 2.92% for the same 2013 period. The 21 basis point increase in average interest-earning assets (4.20% in 2014 versus 3.99% in 2013) was accompanied by an 11 basis point decline in funding costs (1.11% in 2014 versus 1.22% in 2013). The 62 basis point increase in the investment average yield (2.46% in 2014 versus 1.84% in 2013) resulted from a decrease in premium amortization due to a reduction in principal prepayments. The 30 basis point decrease in average loan yield (5.62% in 2014 versus 5.92% in 2013) reflects an $8.7 million decline in higher yielding tax certificates and lower rates on new loan originations. Average interest rates paid on average interest-bearing deposits declined 7 basis points from 0.86% for 2013 to 0.79% for 2014. The Company continued to redeem maturing retail CDs or re-price the maturities at lower rates.  Additionally, the average rates paid on average borrowings (2.19% in 2014 versus 2.35% in 2013) and subordinated debt (2.42% in 2014 versus 3.14% in 2013) decreased 16 and 72 basis points, respectively.

Average Balances

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest-bearing assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	For the year ended			For the year ended			For the year ended
	December 31, 2014			December 31, 2013			December 31, 2012
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest-earning deposits	$9,897	$22	0.22%	$10,941	$26	0.24%	$22,551	$38	0.17%
Investment securities available for sale	292,208	7,191	2.46%	312,127	5,757	1.84%	344,862	6,677	1.94%
Loans and leases (1)
Commercial demand loans	117,943	5,825	4.94%	127,372	6,024	4.73%	174,029	8,804	5.06%
Real estate secured	217,660	11,622	5.34%	199,705	12,261	6.14%	168,079	13,143	7.82%
Other loans and leases	47,979	4,124	8.60%	40,142	3,456	8.61%	42,332	3,319	7.84%
Total loans	383,582	21,571	5.62%	367,219	21,741	5.92%	384,440	25,266	6.57%
Total interest-earning assets	685,687	28,784	4.20%	690,287	27,524	3.99%	751,853	31,981	4.25%
Non-earning assets
Cash and due from banks	10,409			8,768			9,632
Other assets	47,312			56,648			74,034
Allowance for loan and lease losses	(12,163)			(15,379)			(16,308)
Total non-earning assets	45,558			50,037			67,358
Total average assets	$731,245			$740,324			$819,211
Interest-bearing deposits
NOW and money markets	$208,688	$653	0.31%	$210,077	$617	0.29%	$224,602	$1,317	0.59%
Savings	18,765	31	0.17%	17,802	38	0.21%	17,006	67	0.39%
Time deposits	228,754	2,920	1.28%	239,584	3,367	1.41%	275,959	4,514	1.64%
Total interest bearing deposits	456,207	3,604	0.79%	467,463	4,022	0.86%	517,567	5,898	1.14%
Borrowings	102,854	2,257	2.19%	107,487	2,526	2.35%	123,642	3,318	2.68%
Subordinated debt	25,774	623	2.42%	25,774	809	3.14%	25,774	683	2.65%
Total interest bearing liabilities	584,835	6,484	1.11%	600,724	7,357	1.22%	666,983	9,899	1.48%
Non-interest bearing deposits	66,221			59,989			55,666
Other liabilities	23,691			29,078			28,768
Total average liabilities	674,747			689,791			751,417
Shareholders' equity	56,498			50,533			67,794
Total average liabilities and equity	$731,245			$740,324			$819,211
Net interest income		$22,300			$20,167			$22,082
Net interest margin			3.25%			2.92%			2.94%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended December 31, 2014 and 2013, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	For the year ended			For the year ended
	December 31,			December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(2)	$(2)	$(4)	$(27)	$16	$(11)
Total short term earning assets	(2)	(2)	(4)	(27)	16	(11)
Investments securities	(501)	1,935	1,434	(575)	(345)	(920)
Loans
Commercial demand loans	(458)	261	(197)	(2,193)	(218)	(2,411)
Commercial mortgages	289	(456)	(167)	2,160	(709)	1,451
Residential and home equity	779	(120)	659	378	(16)	362
Leases receivables	641	14	655	(14)	348	334
Tax certificates	(1,036)	(47)	(1,083)	(1,989)	(525)	(2,514)
Other loans	19	(7)	12	(86)	(23)	(109)
Loan fees	(49)	—	(49)	(639)	—	(639)
Total loans	185	(355)	(170)	(2,383)	(1,143)	(3,526)
Total (decrease) increase in interest income	$(318)	$1,578	$1,260	$(2,985)	$(1,472)	$(4,457)
Interest expense
Deposits
NOW and money market	$(4)	$40	$36	$(81)	$(620)	$(701)
Savings	2	(9)	(7)	3	(32)	(29)
Time deposits	(148)	(299)	(447)	(556)	(590)	(1,146)
Total deposits	(150)	(268)	(418)	(634)	(1,242)	(1,876)
Borrowings
Borrowings	(106)	(163)	(269)	(406)	(386)	(792)
Subordinated debentures	—	(186)	(186)	—	126	126
Total borrowings	(106)	(349)	(455)	(406)	(260)	(666)
Total decrease in interest expense	$(256)	$(617)	$(873)	$(1,040)	$(1,502)	$(2,542)
Total (decrease) increase in net interest income	$(62)	$2,195	$2,133	$(1,945)	$30	$(1,915)

Provision for Loan and Lease Losses

Due to the improved credit quality of the loan portfolio, the Company recorded a credit to the allowance for loan and lease losses of $867,000 in 2014.  The credit to the allowance for loan and lease losses was $872,000 for 2013.  The Company recorded $1.1 million in net charge-offs in 2014, which were primarily related to specific reserves.   Net charge-offs in 2013 were $2.7 million and also were primarily related to specific reserves.    While net charge-offs have declined, growth in the loan portfolio may require provisions to the allowance for loan and lease losses in future periods.

Total Non-interest Income

Non-interest income includes service charges on depositors’ accounts and fees for various services such as wire transfers, cash management and debit card processing.   In addition, other forms of non-interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”).  Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, OREO, loans, and premises and equipment. From period to period these sources of income may vary considerably.  Service charges on depositors’ accounts and other fees are periodically reviewed by management to remain competitive with other local banks.

For 2014, total non-interest income amounted to $3.5 million and declined $3.4 million from $6.9 million for 2013.  In 2013, the Company recorded $2.5 million in gains on the strategic sale of four Company-owned buildings. There were limited gains on the sale of premises and equipment, as anticipated, of $107,000 in 2014. Additionally net gains on sales of OREO declined $684,000 from $1.4 million in 2013 to $743,000 in 2014. The Company recorded an OTTI charge of $41,000 related to a private equity investment.  There were no OTTI charges in 2013.

Total Non-interest Expense

Non-interest expense declined $4.5 million, or 17.0%, from $26.3 million for 2013 to $21.9 million for 2014. Contributing to the improvement in non-interest expense was a decrease of $1.8 million, or 65.6%, in OREO expenses and impairment ($959,000 in 2014 versus $2.8 million in 2013),  a decline of $756,000, or 25.6%, in professional and legal fees ($2.2 million in 2014 versus $3.0 million in 2013), and a decrease of $226,000, or 40.6%, in problem loan expenses ($331,000 in 2014 versus $557,000 in 2013).  Credit related expenses, such as OREO and loan collection expenses are directly affected by the Company’s level of classified and non-performing assets.  During 2014, classified and impaired loans declined $8.4 million, or 31.8%, due to pay downs, payoffs and upgrades. At December 31, 2014, non-performing loans and non-performing assets were $9.8 million and $19.6 million, respectively compared to $10.2 million and $19.8 million, respectively, at December 31, 2013.  Professional and legal fees declined as a result of the resolution of certain legal matters.  Additionally, the Company recorded a restructuring charge of $361,000 as a result of a 2013  Profitability Improvement Plan.

In 2013, the Company reached an agreement in principle with plaintiffs to settle a class action lawsuit involving its tax lien subsidiaries and  recorded a $1.65 million loss contingency accrual.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000, and it contributed to the year-over-year improvement in net income.

Accounting for Income Tax Expense

In 2014, the Company recorded a tax benefit of $654,000 compared to tax expense of $42,000 for 2013. In 2014 the Company received a federal tax refund of $654,000 due to an amended tax return.  As of December 31, 2014 and December 31, 2013, after weighing all available positive and negative evidence, management concluded there was uncertainty as to whether or not the deferred tax asset would be fully realized. During 2014 and 2013, the Company had valuation allowances on deferred tax assets which were a result of the net operating losses and the portion of the future tax benefit that more likely than not will not be utilized in the future.  As of December 31, 2014 and December 31, 2013 the valuation allowance for deferred tax assets totaled $39.1 million and $37.2 million, respectively.

The Company’s effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2014 and 2013 was 0%.  In general our effective tax rate is different from the federal statutory rate primarily due to the establishment of a valuation allowance which was $39.1 million as of December 31, 2014.

Results of Operations by Business Segments

Under FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), management of the Company has identified two reportable operating segments, “Community Banking” and “Tax Liens”.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”).

•

Community Bank segment: At December 31, 2014, the Community Bank segment had total assets of $712.5 million, an increase of $6.5 million, or 0.9%, from $706.0 million at December 31, 2013.  Total deposits increased $1.5 million, or 0.3%, from $529.0 million at December 31, 2013 to $530.4 million at December 31, 2014.  Net interest income for 2014 was $22.1 million compared to $19.2 million for 2013 representing an increase of $2.9 million, or 15.0%.  The improvement in net interest income was primarily attributed to an increase in the interest income earned on average investments, improvement in the mix of earning assets and a reduction in interest expense. The credit to the allowance for loan and lease losses was $1.3 million in 2014 compared to $1.5 million for 2013 as a result of the improved credit quality of the loan portfolio.  For 2014, total non-interest income was $2.6 million compared to $5.5 million for 2013.  The decline was mostly attributed to $2.5 million in gains on the sale of Company owned real estate realized in 2013 along with a reduction of $169,000 in the net gains on the sale of OREO.  For 2014 and 2013, total non-interest expense was $19.8 million and $21.9 million, respectively.  OREO expenses and impairment and professional and legal fees declined $1.6 million and $200,000, respectively.  Net income for 2014 was $6.4 million compared to $3.7 million for 2013.

•

Tax Liens segment:  At December 31, 2014, the Tax Liens segment had total assets of $20.1 million compared to $26.2 million at December 31, 2013 representing a decrease of $6.2 million, or 23.6%.  Net interest income decreased $752,000, or 77.6%, from $969,000 in 2013 to $217,000 in 2014.  The provision for lien losses decreased $126,000 from $587,000 in 2013 to $461,000 in 2014.  The improvement in the 2014 provision was mostly related to the declining portfolio balance. Total non-interest income was $896,000 million in 2014 compared to $1.4 million in 2013.  Non-interest income is derived mostly from the gains on sale of OREO property. Total non-interest expense decreased $2.3 million from $4.4 million for 2013 to $2.1 million for 2014.  In 2013, the Tax Lien segment recorded a $1.65 million loss contingency accrual for a settlement of a class action law suit.  Salaries and benefits declined $233,000 due to the outsourcing of the portfolio management to an unrelated third party in 2013.  Additionally, professional and legal fees decreased $269,000.  Net loss in the tax liens segment was $1.3 million in 2014 compared to $1.6 million for 2013.

Financial Condition

Total assets slightly increased $299,000 to $732.6 million at December 31, 2014 from $732.3 million at year-end 2013.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and cash in interest bearing and non-interest bearing accounts in banks.  Cash and cash equivalents grew $14.0 million from $16.8 million at December 31, 2013 to $30.8 million at December 31, 2014.  The average balance of cash and cash equivalents was approximately $20.3 million for 2014 versus $19.7 million for 2013. The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds.  The excess cash is invested daily in money market funds.  The increase in cash and cash equivalents was mainly associated with the sale of investment securities and an increase in demand deposits.

Investment Securities Available for Sale (“AFS”):  AFS investment securities represented 42.6% of average interest earning assets during 2014 and consisted of government secured agency bonds, government secured mortgage-backed securities, collateralized mortgage obligations (“CMOs”), municipal bonds, domestic corporate debt, and third party managed equity funds.  At December 31, 2014, AFS investment securities were $250.4 million as compared to $308.7 million at December 31, 2013, a decrease of $58.4 million. The reduction was partially due to the reinvestment of cash flows from principal payments and calls into loans.

Loans:  The Company’s primary earning assets are loans, representing approximately 55.9% of average interest-earning assets during 2014.  The loan portfolio consists primarily of commercial demand loans and commercial mortgages secured by real estate, leases, and to a significantly lesser extent, tax liens and residential loans comprised of one to four family residential and home equity loans.  During 2014, total loans held for investment grew $48.6 million from $366.5 million at December 31, 2013 to $415.1 million at December 31, 2014.  The growth was attributed to new loan originations partially offset by balances being paid down, payoffs, charge-offs, and transfers to OREO.

Commercial real estate and construction and land development loans make up a significant portion of our loan portfolio and represented 53.2% of total loans at December 31, 2014 compared to 52.8% of total loans at December 31, 2013.  Management believes our current allowance for loan and lease losses is adequate at December 31, 2014 to cover losses arising from these loan categories as well as all others within the portfolio.  We continue to monitor these loans as part of our loan review process to evaluate the impact these loans will have on our allowance.

Allowance for loan and lease losses (“allowance”):  The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance to absorb losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.

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

The loan portfolio is stratified into loan classifications that have similar risk characteristics. The general allowance is based upon historical loss rates using a weighted three-year rolling average of the historical loss experienced within each loan classification.  The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance calculation.

The specific reserves are determined utilizing standards required under ASC Topic 310.  A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Non-accrual loans and loans restructured under a troubled debt restructuring (“TDR”) are evaluated for impairment on an individual basis considering all known relevant factors that may affect loan collectability such as the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of current collateral values (current appraisals or rent rolls for income producing properties), and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Non-accrual loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

The amount of the allowance is reviewed and approved by the Chief Lending Officer (“CLO”), Chief Financial Officer (“CFO”), Chief Credit Officer (“CCO”) and the Chief Risk Officer (“CRO”) on at least a quarterly basis.  Management believes that the allowance for loan and lease losses at December 31, 2014 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary.  These changes could be based in the credits comprising the portfolio and changes in the financial condition of borrowers, as the result of changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended
	December 31,
(In thousands)	2014	2013	2012	2011	2010

Total Loans	$415,132	$366,481	$344,165	$414,243	$496,854
Daily average loan balance	$383,582	$367,219	$384,440	$475,047	$643,450

Allowance for loan and lease losses:
Balance at period beginning	$13,671	$17,261	$16,380	$21,129	$30,331
Charge-offs
Commercial real estate	(354)	(1,684)	(1,313)	(1,685)	(7,352)
Construction and land development	(172)	(820)	(2,452)	(5,755)	(13,413)
Commercial and industrial	(452)	(383)	(586)	(2,901)	(5,930)
Multi-family	—	—	(542)	(328)	(787)
Residential real estate	—	(46)	(111)	(635)	(731)
Residential real estate-mezzanine	—	—	—	—	(2,480)
Leases	(793)	(382)	(465)	(868)	(972)
Tax certificates	(350)	(578)	(802)	(1,039)	(49)
Total charge-offs	(2,121)	(3,893)	(6,271)	(13,211)	(31,714)
Recoveries
Commercial real estate	—	600	3	357	684
Construction and land development	940	297	816	196	116
Commercial and industrial	27	17	67	22	81
Multi-family	—	—	—	—	18
Residential real estate	15	158	208	153	313
Leases	42	29	32	6	51
Tax certificates	1	74	29	—	—
Consumer	—	—	—	—	37
Total recoveries	1,025	1,175	1,155	734	1,300
Net charge offs	(1,096)	(2,718)	(5,116)	(12,477)	(30,414)
Credit for loan and lease losses	(867)	(872)	5,997	7,728	22,140
Allowance related to disposed assets	—	—	—	—	(928)
Balance at end of year	$11,708	$13,671	$17,261	$16,380	$21,129
Net charge-offs to average loans	(0.29)%	(0.74)%	(1.33)%	(2.63)%	(4.73)%
Allowance to total loans at year-end	2.82%	3.73%	5.02%	3.95%	4.25%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2014		2013		2012		2011		2010
(In thousands, except percentages)	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$4,452	42.2%	$5,498	40.5%	$8,750	48.5%	$7,744	44.0%	$9,534	39.0%
Construction and land development	2,292	11.0%	2,316	12.3%	2,987	10.8%	2,523	13.0%	3,976	16.0%
Commercial and industrial	1,780	18.4%	3,006	21.7%	1,924	11.8%	2,331	13.1%	3,797	14.9%
Multi-family	285	3.3%	402	3.2%	654	3.4%	531	2.8%	652	2.1%
Residential real estate	616	10.4%	473	7.0%	1,098	7.3%	1,188	6.4%	1,106	5.9%
Leases	1,429	12.4%	1,223	11.6%	1,108	10.8%	1,311	8.7%	1,670	7.8%
Tax certificates	667	1.7%	555	3.5%	472	7.1%	425	11.8%	380	14.1%
Consumer	38	0.6%	15	0.2%	29	0.3%	20	0.2%	12	0.2%
Unallocated	149	0.0%	183	0.0%	239	0.0%	307	0.0%	2	0.0%
Total	$11,708	100.0%	$13,671	100.0%	$17,261	100.0%	$16,380	100.0%	$21,129	100.0%

Due to the continued improvement in the credit quality of the loan portfolio, the Company recorded a credit to the allowance of $867,000 and $872,000 in 2014 and 2013, respectively.  The Company recorded $1.1 million in net charge-offs in 2014 compared to $2.7 million 2013 and were primarily related to specific reserves.  Commercial real estate, commercial, and construction and land development loans represented 37.5%, 25.7%, and 6.5%, respectively, of the total $9.8 million in non-accrual loans at December 31, 2014.  Total charge-offs recorded in 2014 related to construction and land development loans and commercial real estate loans were $526,000, or 24.8%, of total charge-offs in 2014.

The Company recorded a credit to the allowance of $872,000 in 2013 compared to a provision for loan and lease losses of $6.0 million for 2012.  During 2013, non-accrual loans decreased $11.3 million, or 52.6%, from 2012.  Commercial, construction and land development, and commercial real estate loans represented 35.7%, 26.1%, and 22.9%, respectively, of the total $10.2 million in non-accrual loans at December 31, 2013.  Total charge-offs recorded in 2013 related to construction and land development loans and commercial real estate loans were $2.5 million, or 64.3%, of total charge-offs in 2013.

Deposits:  The Company’s deposits are an important source of funding. Total deposits of $530.4 million at December 31, 2014 increased $1.4 million, or 0.3%, from $529.0 million at December 31, 2013.   Non-interest checking accounts grew $13.2 million, or 21.8%, to $73.7 million at December 31, 2014 from $60.5 million at December 31, 2013.  NOW and money market accounts improved $2.6 million while savings accounts increased $1.1 million. Time deposit accounts of $225.3 million at December 31, 2014 decreased $15.5 million, or 6.5%, from $240.8 million at December 31, 2013, primarily as a result of the Company electing to partially run off the higher cost deposits.

FHLB Borrowings:  Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances).  Total FHLB borrowings were $55.0 million and $65.0 million at December 31, 2014 and 2013, respectively.  The maturity dates of the FHLB borrowings range from 2015 through 2018.  The weighted average rate on the outstanding FHLB borrowings at December 31, 2014 was 1.36%.

Other Borrowings:  The Company has a note payable with PNC Bank (“PNC”) at December 31, 2014 in the amount of $2.4 million with a maturity date of August 25, 2016.  The note payable balance at December 31, 2013 was $2.9 million.  The interest rate is a variable rate using a rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2014 and 2013 was 0.31%.  At December 31, 2014 and 2013, the Company had other borrowings of $35.0 million and $40.0 million, respectively, from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgaged-backed securities and have a weighted average interest rate of 3.65%.  During the fourth quarter of 2014, the Company pre-paid $5.0 million in principal to reduce future interest expense.  Although a prepayment penalty of $402,000 was incurred, the transaction benefited the Company because the interest rate on the borrowing was 3.60%, significantly higher than current market rates.  As of December 31, 2014, investment securities with a market value of $43.4 million were pledged as collateral to secure all $37.4 million in borrowings with PNC.

Subordinated Debentures: The Company has outstanding $25.0 million of trust preferred securities which have a maturity date of October 2034.  The interest rate resets quarterly at 3-month LIBOR plus 2.15% and was 2.39% at December 31, 2014.    On August 13, 2009, the Company’s Board suspended the interest payments on the trust preferred securities.  Under the Federal Reserve MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  During the third quarter of 2013, the Company received approval from the Federal Reserve Bank to pay the $3.1 million interest payment in arrears on the trust preferred securities.  On September 16, 2013, the Company became current on the trust preferred interest payments which included an interest penalty of $174,000.  The Company has received regulatory approval and has paid all subsequent quarterly interest payments.

Other Liabilities:  At December 31, 2014, other liabilities of $20.6 million decreased $269,000 from December 31, 2013.  This was principally due to a decline in accrued expenses.

Shareholders’ Equity:  Shareholders’ equity attributable to the Company grew  $14.7 million, or 30.9%, from $47.5 million at December 31, 2013 to $62.2 million at December 31, 2014. The increase was related to $6.0 million raised in a shareholder rights offering through the issuance of Class A common stock; an increase of $3.6 million in other comprehensive income mostly related to improvement in the valuation of the investment portfolio and net income of $5.1 million for 2014.

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

Asset Liability Management

The primary functions of asset-liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.  This process is overseen by the Asset-Liability Committee (“ALCO”) which monitors and controls, among other variables, the liquidity, balance sheet structure and interest rate risk of the consolidated company within policy parameters established and outlined in the ALCO Policy which are reviewed by the Board of Directors at least annually. Additionally, the ALCO committee meets periodically and reports on liquidity and interest rate sensitivity and projects financial performance in various interest rate scenarios.

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

The Company generally targets liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively. At December 31, 2014, liquidity as a percent of deposits was 67% and liquidity as a percent of total liabilities was 53%.  At December 31, 2013, liquidity as a percent of deposits was 72% and liquidity as a percent of total liabilities was 56%.  Management believes that the Company’s liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy.  Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands.  However, any financial institution could have unmet liquidity demands at any time.

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

Contractual Obligations and Other Commitments:  The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2014.

	As of December 31, 2014
(In thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
FHLB borrowings	$55,000	$10,000	$35,000	$10,000	$-
Operating leases	7,219	1,145	2,275	1,750	2,049
PNC Bank	37,426	-	2,426	35,000	-
Benefit obligations	10,778	977	2,030	2,043	5,728
Standby letters of credit	371	371	-	-	-
Subordinated debt	25,774	-	-	-	25,774
Non-interest bearing deposits	73,665	73,665	-	-	-
Interest bearing deposits	231,460	101,274	130,186	-	-
Time deposits	225,300	127,060	72,885	12,008	13,347
Total	$666,993	$314,492	$244,802	$60,801	$46,898

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2014 and the previous 17 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (“OCC”).

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	As of December 31,
	2014	2013

Total risk based capital ratio	15.89%	15.61%
Tier 1 risk based capital ratio	14.62%	14.34%
Leverage ratio	10.12%	9.13%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the year ended	For the year ended
(In thousands)	December 31, 2014	December 31, 2013
RAP net income (loss)	$1,924	$(139)
Tax lien adjustment, net of noncontrolling interest	3,170	2,844
U.S. GAAP net income	$5,094	$2,705

	At December 31, 2014		At December 31, 2013
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.89%	16.44%	15.61%	16.49%
Tier I capital (to risk-weighted assets)	14.62%	15.17%	14.34%	15.22%
Tier I capital (to average assets, leverage)	10.12%	10.52%	9.13%	9.73%

The tables below reflect the Company’s capital ratios and the Company’s performance ratios:

	As of December 31,
	2014	2013

Total risk based capital ratio	19.20%	18.09%
Tier 1 risk based capital ratio	17.27%	15.31%
Leverage ratio	11.88%	9.79%

Capital performance
Return on average assets	0.70%	0.28%
Return on average equity	9.04%	4.17%

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the year ended	For the year ended
(In thousands)	December 31, 2014	December 31, 2013
U.S. GAAP net income	$5,110	$2,109
Tax lien adjustment, net of noncontrolling interest	(3,170)	(2,844)
RAP net income (loss)	$1,940	$(735)

	At December 31, 2014		At December 31, 2013
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	19.20%	18.67%	18.09%	17.24%
Tier I capital (to risk-weighted assets)	17.27%	16.74%	15.31%	14.10%
Tier I capital (to average assets, leverage)	11.88%	11.49%	9.79%	8.98%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At December 31, 2014, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.  Royal Bank met the criteria for a well-capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.

Management Options to Purchase Securities

The 2007 Long-Term Incentive Plan was approved by shareholders at the 2007 Annual Meeting.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock.  As of December 31, 2014, options to purchase 258,572 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant.  The options are exercisable based on the vesting schedule of the specific grant and begin one year after the date of grant.  The options must be exercised within ten years of the grant.  At December 31, 2014, 130,709 of the options that have been granted are outstanding.  The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.

The Company had a non-qualified outside directors’ stock option plan and a non-qualified employee stock option and appreciation right plan.  The ability to grant new options under these two plans expired. At December 31, 2014, 12,724 of the options that have been granted under the outside directors’ stock option plan are outstanding and exercisable and 35,612 of the options that have been granted under the employee stock option plan are outstanding and exercisable.

Loans and Lease Financing Receivables

The Company originates loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas.  The Company has a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2014.

The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans.  The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.  The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions.  The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law.  The tax certificates are predominantly in New Jersey. The Company ceased acquiring new tax certificates in 2010.  Consumer loans includes cash secured and unsecured loans and lines of credit. The Company classifies its leases as finance leases, in accordance to FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

Commercial Loans: The commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes primarily located in our market area. Although terms for commercial real estate and multi-family loans vary, the underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the sixth year and with monthly amortization not greater than 25 years and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable and are based upon the prime rate or a borrowing rate from the Federal Home Loan Bank of Pittsburgh plus a margin. Prepayment fees are charged on most loans in the event of early repayment. Generally, the personal guarantees of the principals are obtained as additional collateral for commercial real estate and multi-family real estate loans.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

Our commercial business loans generally have been made to small to mid-sized businesses predominantly located in our market area. The commercial business loans are either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral. Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential loans.

The Company’s underwriting procedures include evaluations of the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, the Company requires a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed prior to the closing of the loan.

Construction and Development Loans: The Company originates construction loans to builders and developers predominantly in our market area. Construction and development loans are riskier than other loan types because they are more speculative in nature. Deteriorating economic or environmental conditions can negatively affect a project. Construction loans are also more difficult to evaluate and monitor.  In order to mitigate some of the risks inherent in construction lending, limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Additionally, the construction budget is reviewed prior to loan origination and the properties under construction are inspected. During the construction phase of a real estate project, the loan requires interest payments only.  Construction loans generally are for 12 to 18 months with loan-to-value ratios of not more than 75%.

Residential Loans: The Company’s residential mortgages were acquired in recent years in pool purchases and are secured primarily by properties located in the Company’s primary market and surrounding areas.  The Company generally originates home equity loans and home equity lines of credit in our market area with a maximum amount of $250,000.   The collateral must be the borrower’s primary residence and the loan-to-value does not exceed 80%. Home equity lines of credit are variable rate and are indexed to the prime rate.  Our home equity loans are either first or second liens and have a fixed rate.

Consumer Loans: The Company originates cash-secured and unsecured loans and lines of credit to individuals.  Unsecured loans and lines of credit have a maximum amount of $15,000.  Unsecured consumer loans generally have a higher interest rate than residential loans because they have additional credit risk associated with them.

The Company has made loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate dollar amount of these loans was $0 and $234,000 at December 31, 2014 and 2013.  Total payments received on related party loans in 2014 were $100,000.  Additionally, a $134,000 loan is no longer reported under Regulation O guidelines.

The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2014		2013		2012		2011		2010
Commercial real estate	$175,038	42.2%	$148,293	40.5%	$167,115	48.5%	$182,579	44.0%	$194,203	39.0%
Construction and land development	45,662	11.0%	45,261	12.3%	37,215	10.8%	54,120	13.0%	79,638	16.0%
Commercial and industrial	76,489	18.4%	79,589	21.7%	40,560	11.8%	54,136	13.1%	74,027	14.9%
Multi-family	13,823	3.3%	11,737	3.2%	11,756	3.4%	11,622	2.8%	10,277	2.1%
Residential real estate	42,992	10.4%	25,535	7.0%	24,981	7.3%	26,637	6.4%	29,299	5.9%
Leases	51,583	12.4%	42,524	11.6%	37,347	10.8%	36,014	8.7%	38,725	7.8%
Tax certificates	7,191	1.7%	12,716	3.5%	24,569	7.1%	48,809	11.8%	70,443	14.1%
Consumer	2,354	0.6%	826	0.2%	1,139	0.3%	949	0.2%	793	0.2%
Total gross loans and leases	$415,132	100.0%	$366,481	100.0%	$344,682	100.0%	$414,866	100.0%	$497,405	100.0%
Unearned income*	—		—		(517)		(623)		(551)
Loans and leases	$415,132		$366,481		$344,165		$414,243		$496,854
Allowance for loan and lease losses	(11,708)		(13,671)		(17,261)		(16,380)		(21,129)
Total net loans and leases	$403,424		$352,810		$326,904		$397,863		$475,725

*For the 2014 and 2013 periods unearned income was allocated among the various loan types.

Credit Classification Process

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

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CFO, CCO, CLO, and Chief Accounting Officer (“CAO”) meet as required and provide regular updated reports to the Board of Directors.  Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

Credit Quality

The following table presents the principal amounts of non-accrual loans held for investment and other real estate owned:

	As of December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans (1)	$9,813	$10,157	$21,432	$38,755	$43,162
Other real estate owned	9,779	9,617	13,435	21,016	29,244
Total non-performing assets	$19,592	$19,774	$34,867	$59,771	$72,406
Non-performing assets to total assets	2.67%	2.70%	4.53%	7.08%	7.42%
Non-performing loans to total loans	2.36%	2.77%	6.23%	9.36%	8.69%
Allowance for loan loss to non-accrual loans	119.31%	134.60%	80.54%	42.27%	48.95%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for 2014 is set forth below:

	For the year ended December 31, 2014
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Non-accrual LHFI
Commercial real estate	$2,325	$2,409	$(696)	$(354)	$—	$3,684
Construction and land development	2,650	559	(2,401)	(172)	—	636
Commercial and industrial	3,629	99	(759)	(452)	—	2,517
Residential real estate	632	372	(45)	—	—	959
Leases	467	733	(90)	(793)	—	317
Tax certificates	454	4,527	(12)	(350)	(2,919)	1,700
Total non-accrual LHFI	$10,157	$8,699	$(4,003)	$(2,121)	$(2,919)	$9,813
Non-accrual LHFS
Construction and land development	$—	$2,242	$(2,242)	$—	$—	$—
Total non-accrual LHFS	$—	$2,242	$(2,242)	$—	$—	$—
Total non-accrual loans	$10,157	$10,941	$(6,245)	$(2,121)	$(2,919)	$9,813

Total non-accrual LHFI at December 31, 2014 were $9.8 million compared to $10.2 million at December 31, 2013.  The $344,000 decline in non-accrual LHFI was the result of a $4.0 million reduction in existing non-accrual loan balances through payments or payoffs, $2.1 million in charge-offs related to impairment, and transfers to OREO of $2.9 million, which collectively were offset by $8.7 million in additions. The majority of the new non-accrual activity and transfers to OREO originated from the tax certificate portfolio.  Commercial real estate, commercial and industrial, and construction and land development loans represent 38%, 26%, and 7%, respectively, of the total $9.8 million in non-accrual loans at December 31, 2014.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  For all classes of loans receivable, with the exception of tax certificates, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Impaired loans include TDRs. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis. The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize interest income. If interest had been accrued, such interest income would have been approximately $1.0 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had no loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	As of December 31,
(In thousands)	2014	2013
Impaired loans and leases with a valuation allowance	$3,274	$3,835
Impaired loans and leases without a valuation allowance	12,804	14,671
Total impaired loans and leases	$16,078	$18,506
Valuation allowance related to impaired loans and leases	$1,041	$886

Total cash collected on impaired loans and leases during 2014 and 2013 was $7.0 million and $16.1 million, respectively, of which $6.4 million and $15.3 million was credited to the principal balance outstanding on such loans, respectively.

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At December 31, 2014, the Company had twelve TDRs, with a total carrying value of $8.8 million. At the time of the modifications, three of the loans were already classified as impaired non-accrual loans.  At December 31, 2013, the Company had twelve TDRs with a total carrying value of $12.1 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2014.

	As of December 31, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	2	$2,856	$—	$2,856
Construction and land development	3	47	636	683
Commercial and industrial	6	3,670	1,448	5,118
Residential real estate	1	—	102	102
Total	12	$6,573	$2,186	$8,759

The following table presents newly restructured loans that occurred during the year ended December 31, 2014.

Modifications by type for the year ended December 31, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial and industrial	3	$—	$232	$—	$27	$259	$261	$261
Total	3	$—	$232	$—	$27	$259	$261	$261

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $3.4 million and $9.1 million at December 31, 2014 and December 31, 2013, respectively. The $5.7 million decline in potential problem loans was mostly related to the payoff of one $4.9 million commercial relationship.

Other Real Estate Owned (“OREO”):

OREO increased $162,000 from $9.6 million at December 31, 2013 to $9.8 million at December 31, 2014.  Set forth below is a table which details the changes in OREO from December 31, 2013 to December 31, 2014.

	For the year ended December 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,336)	(2,970)	(4,306)
Net gains on sales	59	684	743
Transfers in	—	2,919	2,919
Cash additions	—	1,330	1,330
Impairment charge	(99)	(425)	(524)
Ending balance	$349	$9,430	$9,779

At December 31, 2014, OREO was comprised of $9.4 million in tax liens, $229,000 in land, and the remaining units of a residential condominium project with a fair value of $120,000.  During 2014, the Company sold one land parcel, one commercial property and 15 residential condominiums which related to three loan relationships. The Company received $1.3 million in net proceeds and recorded a net gain of $59,000 as a result of these sales.  During 2014, the Company recorded impairment charges of $99,000 on the commercial real estate property that was sold and the residential condominium project due to agreements of sale.

In 2014, the Company transferred $2.9 million to OREO which represented 59 separate properties.  During 2014, the Company sold 45 of the tax lien properties, received proceeds of $3.0 million, and recorded net gains of $684,000 as a result of these sales. Additionally, the Company recorded impairment charges of $425,000 in 2014 related to the tax lien properties.  At December 31, 2014, OREO assets acquired through the tax lien portfolio were valued at $9.4 million and were comprised of 79 properties.

The Company is working to satisfactorily sell the remaining OREO properties.  However the Company recognizes that the successful disposition of the properties, specifically the land, will likely take considerable time.

Investment Securities

The following tables present the consolidated amortized cost and approximate fair value at December 31, 2014 and 2013, respectively, for each major category of the Company’s AFS investment securities portfolio.

December 31, 2014		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	Cost	gains	loss	Value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:			—
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

December 31, 2013		Included in OCL*
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	Cost	gains	loss	Value
U.S. government agencies	$68,207	$—	$(6,171)	$62,036
Mortgage-backed securities-residential	32,769	210	(882)	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,887	(1,978)	189,103
Non-agency	4,454	25	—	4,479
Corporate bonds	9,669	25	(256)	9,438
Municipal bonds	7,163	—	(263)	6,900
Other securities	3,363	1,405	(143)	4,625
Common stocks	33	16	—	49
Total available for sale	$313,852	$4,568	$(9,693)	$308,727

*OCI: Other comprehensive income; OCL: Other comprehensive loss

The contractual maturity distribution and weighted average rate of the Company’s AFS debt securities at December 31, 2014 are presented in the following table.  Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2014
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. government agencies	$—	—%	$3,916	1.50%	$13,588	1.93%	$7,785	2.62%	$25,289	2.08%
Mortgage-backed securities-residential	10	2.33%	6,162	3.41%	14,278	2.79%	1,937	3.22%	22,387	2.99%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	1,007	4.08%	100,437	3.30%	67,533	3.28%	—	—%	168,977	3.30%
Non-agency	—	—%	3,731	3.31%	—	—%	—	—%	3,731	3.31%
Corporate bonds	—	—%	9,681	2.73%	5,026	2.55%	1,020	5.00%	15,727	2.82%
Municipal bonds	—	—%	3,733	3.76%	6,440	3.53%	—	—%	10,173	3.62%
Total AFS debt securities	$1,017	4.06%	$127,660	3.22%	$106,865	3.02%	$10,742	2.94%	$246,284	3.12%

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

At December 31, 2014 investment securities were $250.4 million with a net unrealized gain of $2.3 million compared to $308.7 million with a net unrealized loss of $5.1 million at December 31, 2013.  The considerable swing to a net unrealized gain was predominantly impacted by a $5.3 million decline in the unrealized loss on government agency debt securities.  Additionally, the net unrealized gain improved $986,000 and $357,000 on MBS and CMOs, respectively. These securities carry lower coupons and their market value was positively impacted by a 28% decrease in the 10-year Treasury yield from 3.03% at December 31, 2013 to 2.17% at December 31, 2014.  Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.

Deposits

The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2014		2013		2012
(In thousands, except percentages)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits
Non interest bearing	$66,221	-	$59,989	-	$55,666	-
Interest bearing (NOW)	42,443	0.11%	42,576	0.11%	42,305	0.33%
Money market deposits	166,245	0.34%	167,501	0.34%	182,297	0.65%
Savings deposits	18,765	0.17%	17,802	0.21%	17,006	0.39%
Certificate of deposit	228,754	1.28%	239,584	1.41%	275,959	1.64%
Total deposits	$522,428		$527,452		$573,233

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
(In thousands)	2014	2013
Three months or less	$15,306	$13,598
Over three months through twelve months	33,136	30,724
Over twelve months through five years	34,181	43,464
Over five years	4,586	4,977
Total	$87,209	$92,763

Short and Long Term Borrowings

	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Short term borrowings	$—	$10,000	$—	$54,218	$22,000
Long term borrowings
Other borrowings	37,426	42,881	43,333	43,782	44,230
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	55,000	55,000	65,000	50,000	88,719
Total borrowings	$118,200	$133,655	$134,107	$173,774	$180,723

At December 31, 2014, the Company had borrowings of $35.0 million from PNC which will mature on January 7, 2018, compared to $40.0 million at December 31, 2013.  These borrowings have a weighted average interest rate of 3.65%. During the fourth quarter of 2014, to reduce future interest expense, the Company pre-paid $5.0 million in principal and incurred a prepayment penalty of $402,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

An interest rate simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on net interest income and net income.  This model produces an interest rate exposure report that forecasts changes in the economic value of equity (“EVE”) and net interest income under alternative interest rate environments.  This model assumes that the change in interest rates occurs immediately.  The EVE is the difference between the present value of the expected future cash flows from Royal Bank’s existing assets and the present value of the expected future cash flows from Royal Bank’s existing liabilities.  The assumptions used in evaluating the vulnerability of earnings and capital to changes in interest rates are based on management’s considerations of past experience, current position and anticipated future economic conditions.  The interest rate sensitivity of assets and liabilities as well as the estimated effect of changes in interest rates on the EVE and net interest income could vary substantially if different assumptions are used or actual experience differs from what the calculations may be based.

The simulation model indicates that the Company is outside of the Company’s policy limits in all increasing rate scenarios for the EVE but within policy limits for net interest income.  The cause of the policy exceptions is primarily related to extension risk within the Company’s investment portfolio; the demand for fixed rate loans in this sustained low rate environment; the composition of deposits, and the lower capital from the prior period losses.  In a rising interest rate environment general expectations are for prepayments of principal to slow down which cause the life of the Company’s mortgage-backed and CMO securities to extend.  Management continues to work on changing the mix of interest-earning assets to mitigate this risk.  The calculated estimates of changes in the EVE as of December 31, 2014 and net interest income for 2014 for Royal Bank are as follows:

(In thousands, except percentages)	As of December 31, 2014
Changes in Rates	Economic Value of Equity	Percent of Change	Policy Limits
+ 400 basis points	$27,520	(65.2%)	+/- 45%
+ 300 basis points	39,293	(50.3%)	+/- 35%
+ 200 basis points	52,384	(33.8%)	+/- 25%
+ 100 basis points	66,021	(16.5%)	+/- 15%
Flat rate	79,104	0.0%	N/A
- 100 basis points	85,084	7.6%	+/- 15%
- 200 basis points	82,364	4.1%	+/- 25%

(In thousands, except percentages)	Net Interest Income for 2014
Changes in Rates	Net Interest Income	Percent of Change	Policy Limits
+ 400 basis points	$18,299	(15.0%)	+/- 40%
+ 300 basis points	19,214	(10.8%)	+/- 30%
+ 200 basis points	20,105	(6.6%)	+/- 20%
+ 100 basis points	20,957	(2.7%)	+/- 10%
Flat rate	21,534	0.0%	N/A
- 100 basis points	21,221	(1.5%)	+/- 10%
- 200 basis points	20,375	(5.4%)	+/- 20%

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2014, and the difference or “GAP” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At December 31, 2014, the Company is in a liability sensitive position of $36.7 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.

	As of December 31, 2014
(In millions)	0 – 90 days	91 – 365 days	One to five years	Over five years	Non-rate sensitive	Total
Assets (1)
Interest-bearing deposits in banks	$21.2	$-	$-	$-	$9.6	$30.8
Investment securities	13.1	28.9	152.3	53.9	2.2	250.4
Loans: (2)
Fixed rate	14.7	35.4	137.5	131.4	(11.7)	307.3
Variable rate	45.5	50.6	-	-	-	96.1
Total loans	60.2	86.0	137.5	131.4	(11.7)	403.4
Other assets (3)	-	20.5	-	-	27.5	48.0
Total Assets	$94.5	$135.4	$289.8	$185.3	$27.6	$732.6
Liabilities & Capital
Deposits:
Non interest bearing deposits	-	-	-	-	73.7	73.7
Interest bearing deposits	25.3	75.9	130.2	-	-	231.4
Certificate of deposits	40.3	86.9	84.8	13.3	-	225.3
Total deposits	65.6	162.8	215.0	13.3	73.7	530.4
Borrowings (1)	28.2	10.0	80.0	-	-	118.2
Other liabilities	-	-	-	-	21.4	21.4
Capital	-	-	-	-	62.6	62.6
Total liabilities & capital	$93.8	$172.8	$295.0	$13.3	$157.7	$732.6
Net interest rate GAP	$0.7	$(37.4)	$(5.2)	$172.0	$(130.1)
Cumulative interest rate GAP	$0.7	$(36.7)	$(41.9)	$130.1
GAP to total assets	0%	(5%)
GAP to total equity	1%	(60%)
Cumulative GAP to total assets	0%	(5%)
Cumulative GAP to total equity	1%	(59%)

 (1)Interest earning assets are included in the period in which the balances are expected to be repaid and/or re-priced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)Reflects principal maturing within the specified periods for fixed and re-pricing for variable rate loans; includes non-performing loans.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

Narberth, Pennsylvania

We have audited the accompanying consolidated balance sheet of Royal Bancshares of Pennsylvania, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statement of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 26, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Royal Bancshares of Pennsylvania, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 27, 2014

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS	(In thousands, except share and per data)
Cash and due from banks	$9,642	$9,154
Interest bearing deposits	21,148	7,690
Total cash and cash equivalents	30,790	16,844
Investment securities available for sale (“AFS”), at fair value	250,368	308,727
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,622	4,204
Loans and leases held for sale (“LHFS”), at lower of cost or fair value	—	1,446
Loans and leases (“LHFI”)	415,132	366,481
Less allowance for loan and lease losses	11,708	13,671
Net loans and leases	403,424	352,810
Bank owned life insurance	15,636	15,124
Accrued interest receivable	5,270	7,054
Other real estate owned (“OREO”), net	9,779	9,617
Premises and equipment, net	5,201	4,475
Other assets	7,213	9,703
Total assets	$732,553	$732,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$73,665	$60,473
Interest bearing	456,760	468,491
Total deposits	530,425	528,964
Short-term borrowings	—	10,000
Long-term borrowings	92,426	97,881
Subordinated debentures	25,774	25,774
Accrued interest payable	726	965
Other liabilities	20,596	20,865
Total liabilities	669,947	684,449
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 18,856 and 30,407 shares outstanding at December 31, 2014 and December 31, 2013, respectively	18,856	29,950
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 28,200,269 and 11,469,940 at December 31, 2014 and December 31, 2013, respectively	56,400	22,940
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 1,931,692 and 1,987,142 at December 31, 2014 and December 31, 2013, respectively	193	199
Additional paid in capital	110,697	127,299
Accumulated deficit	(115,864)	(120,396)
Accumulated other comprehensive loss	(2,492)	(6,122)
Treasury stock - at cost, shares of Class A, 398,365 and 453,077 at December 31, 2014 and December 31, 2013	(5,571)	(6,336)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	62,219	47,534
Noncontrolling interest	387	271
Total equity	62,606	47,805
Total liabilities and shareholders’ equity	$732,553	$732,254

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the year ended
	December 31,
(In thousands, except per share data)	2014	2013
Interest Income
Loans and leases, including fees	$21,571	$21,741
Investment securities AFS	7,191	5,757
Deposits in banks	22	26
Total Interest Income	28,784	27,524
Interest Expense
Deposits	3,604	4,022
Short-term borrowings	13	22
Long-term borrowings	2,867	3,313
Total Interest Expense	6,484	7,357
Net Interest Income	22,300	20,167
Credit for loan and lease losses	(867)	(872)
Net Interest Income after Credit for Loan and Lease Losses	23,167	21,039
Non-interest Income
Service charges and fees	1,032	1,323
Net gains on sales of loans and leases	232	686
Net gains on sales of other real estate owned	743	1,427
Income from bank owned life insurance	512	539
Gains on sales of premises and equipment	107	2,524
Net gains on the sale of AFS investment securities	377	158
Total other-than-temporary impairment on AFS investment securities	(41)	—
Other income	573	207
Total Non-interest Income	3,535	6,864
Non-interest Expense
Employee salaries and benefits	10,164	10,276
Loss contingency	(55)	1,750
Occupancy and equipment	2,651	2,281
Professional and legal fees	2,198	2,954
OREO expenses and impairment	959	2,785
Pennsylvania shares tax	553	1,123
FDIC and state assessments	1,017	1,038
Communications and data processing	732	588
Directors’ fees	482	490
Marketing and advertising	357	209
Insurance	350	425
Loan collection expenses	331	557
Impairment on loans held for sale	—	153
Restructuring charges	—	361
Other operating expenses	2,125	1,340
Total Non-interest Expense	21,864	26,330
Income Before Tax (Benefit) Expense	4,838	1,573
Income Tax (Benefit) Expense	(654)	42
Net Income	$5,492	$1,531
Less Net Income (Loss) Attributable to Noncontrolling Interest	$382	$(578)
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$5,110	$2,109
Less Preferred Stock Series A Accumulated Dividend and Accretion	$2,078	$2,075
Net Income Available to Common Shareholders	$3,032	$34
Per Common Share Data:
Net Income — Basic and Diluted	$0.14	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Loss)

	For the year ended
	December 31,
(In thousands)	2014	2013
Net income	$5,492	$1,531
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period, net of tax effect	5,135	(6,719)
Less adjustment for impaired investments (1)	(27)	—
Less reclassification adjustment for gains realized in net income (2)	249	104
Unrealized gains (losses) on investment securities	4,913	(6,823)
Unrecognized benefit obligation:
Actuarial gain (loss)	(1,314)	627
Less reclassification adjustment for amortization (3)	(218)	(216)
Unrecognized benefit obligation expense	(1,096)	843
Unrealized loss on derivative instrument	(187)	—
Other comprehensive income (loss)	3,630	(5,980)
Comprehensive income (loss)	9,122	(4,449)
Less net income (loss) attributable to noncontrolling interest	382	(578)
Comprehensive income (loss) attributable to Royal Bancshares of Pennsylvania, Inc.	$8,740	$(3,871)

The accompanying notes are an integral part of these consolidated financial statements.

1.	Amounts are included in total other-than-temporary impairment on AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of a $14,000 tax benefit.
2.	Amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of $128,000 in taxes.
3.	Amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2014 and 2013

	Preferred					Additional		Other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance at January 1, 2013	$29,396	11,432	$22,863	2,020	$202	$126,287	$(121,877)	$(142)	$(6,971)	$3,810	$53,568
Net income (loss)							2,109			(578)	1,531
Other comprehensive loss, net of reclassifications and taxes								(5,980)			(5,980)
Purchase of subsidiary shares from noncontrolling interest						1,559				(2,409)	(850)
Distributions to noncontrolling interests										(552)	(552)
Common stock conversion from Class B to Class A		38	77	(33)	(3)		(74)				—
Accretion of discount on preferred stock	554						(554)				—
Treasury shares issued for compensation						(569)			635		66
Stock option expense						22					22
Balance at December 31, 2013	29,950	11,470	22,940	1,987	199	127,299	(120,396)	(6,122)	(6,336)	271	47,805
Net income							5,110			382	5,492
Other comprehensive income, net of reclassifications and taxes								3,630			3,630
Distributions to noncontrolling interests										(266)	(266)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Redemption of 11,551 shares of preferred stock	(11,551)					(2,392)					(13,943)
Accretion of discount on preferred stock	457						(457)				—
Common shares issued		16,666	33,333			(13,333)					20,000
Direct costs associated with stock issuance						(206)					(206)
Treasury shares issued for compensation						(660)			765		105
Other adjustment to additional paid in capital						(28)					(28)
Stock option expense						17					17
Balance at December 31, 2014	$18,856	28,200	$56,400	1,932	$193	$110,697	$(115,864)	$(2,492)	$(5,571)	$387	$62,606

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended December 31,

(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$5,110	$2,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	569	451
Stock compensation expense	17	22
Credit for loan and lease losses	(867)	(872)
Impairment charge for OREO	524	1,517
Net amortization of AFS investment securities	1,918	4,183
Net accretion on loans	(413)	(382)
Net gains on sales of premises and equipment	(107)	(2,524)
Net gains on sales of OREO	(743)	(1,427)
Net gains on sales of investment securities	(377)	(158)
Income from bank owned life insurance	(512)	(539)
Other-than-temporary impairment on AFS investment securities	41	—
Impairment on loans held for sale	—	153
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,784	3,202
Decrease in other assets	2,490	1,502
Decrease in accrued interest payable	(239)	(2,795)
Decrease in other liabilities	(269)	(2,238)
Net cash provided by operating activities	8,926	2,204
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	41,314	94,676
Proceeds from sales of AFS investment securities	72,301	31,046
Purchase of AFS investment securities	(49,441)	(99,720)
Redemption of Federal Home Loan Bank stock	1,582	1,807
Proceeds from sales of loans and leases	3,847	3,919
Gains on sales of loans and leases	(232)	(686)
Net increase in loans	(57,702)	(34,408)
Additions to OREO	(1,330)	—
Proceeds from the sales of premises and equipment	303	3,267
Purchase of premises and equipment	(1,491)	(437)
Proceeds from sales of OREO	4,306	12,779
Net cash provided by investing activities	13,457	12,243

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows- continued

Year ended ended December 31,

	2014	2013
Cash flows from financing activities:
Increase in demand and NOW accounts	$14,332	$3,397
Increase (decrease) in money market and savings accounts	2,674	(14,560)
Decrease in certificates of deposit	(15,545)	(14,790)
Repayments of short-term borrowings	(10,000)	—
Repayments of long-term borrowings	(5,455)	(50,452)
Proceeds from short-term borrowings	—	10,000
Proceeds from long-term borrowings	—	40,000
Distributions to noncontrolling interest	(266)	—
Issuance of common stock, net	20,000	—
Payments of stock issuance costs	(206)	—
Redemption of preferred stock	(13,943)	—
Other financing activity	(28)	—
Net cash used in financing activities	$(8,437)	$(26,405)
Net increase (decrease) in cash and cash equivalents	13,946	(11,958)
Cash and cash equivalents at the beginning of the period	16,844	28,802
Cash and cash equivalents at the end of the period	$30,790	$16,844
Supplemental Disclosure
Proceeds from income tax refunds	$654	$—
Interest paid	$6,723	$10,152
Transfers to OREO	$2,919	$9,051
Transfers to LHFS	$3,187	$—
Transfers to LHFI	$1,018	$—

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”).  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively. Prior to December 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  Effective December 31, 2013, Royal Bank acquired the ownership interest of the former President of CSC and RTL. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of other real estate owned, the valuation of deferred tax assets, other-than-temporary impairment losses on investment securities, net periodic pension costs and the pension benefit obligation.   In connection with the allowance for loan and lease losses estimate, management obtains independent appraisals for real estate collateral.  However, future changes in real estate market conditions and the economy could affect the Company’s allowance for loan and lease losses.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Significant Concentration of Credit Risk

Credit risk is one of the Company’s most significant risks. It is critical for consistent profitability that the Company effectively manages credit risk. Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country.  “Note 3 – Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests.  “Note 4 – Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which the Company engages.  The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business.  The Company has 87% of its investment portfolio in securities issued by government sponsored entities.  The Company’s tax certificate and other real estate owned portfolios have a geographic concentration in the State of New Jersey.

No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. The Company’s commercial real estate, commercial and industrial and construction and land development loans comprised 42%,  18% and 11%, respectively, of the loan portfolio.

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

U.S. GAAP RAP Difference

In connection with a prior bank regulatory examination, the Federal Deposit Insurance Company (“FDIC”) concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2014 and the previous 17 quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 2 - Regulatory Matters and Significant Risks And Uncertainties” and “Note 16 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (“OCC”).

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

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities, are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ equity.  The Company did not hold trading securities nor had securities classified as held to maturity at December 31, 2014 and 2013.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

The Company evaluates declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income.  In determining the Company’s intent not to sell and whether it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific asset liability committee goals or guidelines related to the disposition of specific investments.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2014 and 2013, FHLB stock totaled $2.6 million and $4.2 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be realized.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2014.

Loans Held for Sale

At December 31, 2014, the Company did not have any loans classified as loans held for sale (“LHFS”).  Generally, loans are transferred from loans held for investment (“LHFI”) to LHFS at fair market value using expected net sales proceeds or collateral values when there is an intent to sell.  Gains or losses on the sale of LHFS are recorded in non-interest income. Generally any subsequent credit losses on LHFS are recorded as a component of non-interest expense. At December 31, 2013, LHFS were comprised of three loans totaling $1.4 million.

Loans and Leases

The Company originates commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. Loans and leases are classified as LHFI when management has the intent and ability to hold the loan or lease for the foreseeable future or until maturity or payoff.  LHFI are stated at their outstanding unpaid principal balances, net of an allowance for loan and leases losses and any deferred fees or costs. The Company utilizes the effective yield interest method for recognizing interest income as required by ASC Subtopic 20, “Nonrefundable Fees and Other Costs” (“ASC Subtopic 20”) under FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  ASC Subtopic 20 also guides our accounting for nonrefundable fees and costs associated with lending activities such as discounts, premiums, and loan origination fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.  For loan modifications, any unamortized net fees or costs and any prepayment penalties from the original loan shall be recognized in interest income when the new loan is granted.

The Company has a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2014.  The Company originates mainly small business, commercial real estate, middle market business and consumer loans.  Additionally, after thorough due diligence, the Company has purchased small residential loan pools. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans.  The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.  The tax certificate segment  includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions.  The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law.  The tax certificates are predominantly in New Jersey. The Company ceased acquiring new tax certificates in 2010.  Consumer loans includes cash secured and unsecured loans and lines of credit.

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

Allowance for Loan and Lease Losses

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The allowance for loan and lease losses consists of the allowance for loan and lease losses (the “allowance”) and the reserve for unfunded lending commitments. The allowance represents management’s estimate of losses inherent in the loan and lease portfolio as of the statement of financial condition date and is recorded as a reduction to loans and leases. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in the Company’s unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. The Company considers that the determination of the allowance involves a higher degree of judgment and complexity than its other significant accounting policies. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial and construction and development loans or when credit deficiencies arise, such as delinquent loan payments, for all loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance.  Loans not classified as special mention, substandard, doubtful or loss are rated pass.

The specific reserves are determined utilizing standards required under ASC Topic 310.  The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Non-accrual loans and loans restructured under a TDR are evaluated for impairment on an individual basis considering all known relevant factors that may affect loan collectability such as the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of current collateral values (current appraisals or rent rolls for income producing properties), and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Non-accrual loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals or real estate brokers’ opinions (“BPOs”) to establish the fair value of real estate collateral.  Appraised values or BPOs are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value less estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. A specific reserve is established for an impaired loan for the amount that the carrying value exceeds its estimated fair value. Once a loan is determined to be impaired it will be deducted from the portfolio balance and the net remaining balance of the portfolio will be used in the general and qualitative analysis. A specific reserve is established for an impaired loan for the amount that the carrying value exceeds its estimated fair value.

Based on management’s comprehensive analysis of the loan and lease portfolio, management believes the current level of the allowance is adequate at December 31, 2014. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses the best information available to make allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the FDIC, as an integral part of its examination processes, periodically reviews our allowance for loan and lease losses. The FDIC may require the recognition of adjustments to the allowance for loan and lease losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan and lease losses may be required that would adversely impact earnings in future periods.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  Foreclosed real estate properties acquired through the tax certificate portfolio are transferred at the lower of cost or fair value principally due to uncertainty around the fair value of the foreclosed properties.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount recorded at acquisition date or fair value less costs to sell.  Third-party appraisals or agreements of sale are utilized to determine fair value of the loan collateral while BPOs, agreements of sale, or in some cases, third-party appraisals are utilized to value properties from the tax certificate portfolio.  Revenue and expenses from operations and changes in the valuation allowance are included in non-interest expenses.  For fair value measurement, OREO is included in level 3 assets on a non-recurring basis.

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

Bank-Owned Life Insurance

Royal Bank has purchased life insurance policies on certain employees.  These policies are reflected on the consolidated balance sheets at their cash surrender value, or the amount that can be realized.  Income from these policies and changes in the cash surrender value are recorded in other income.

Advertising Costs

Advertising costs are expensed as incurred.  The Company’s advertising costs were $357,000 and $209,000 for 2014 and 2013, respectively.

Benefit Plans

The Company has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees.  The Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. In accordance with ASC Topic 715, ”Compensation – Retirement Benefits” (“ASC Topic 715”), the Company recognizes the Plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to AOCI.  ASC Topic 715 requires the determination of the fair value of a plan’s assets at the company’s year-end and the recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI.  These amounts were previously netted against the plan’s funded status in the Company’s consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs.  Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI.  Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.  Net pension expense consists of service costs and interest costs and are actually determined.  The Company accrues pension costs as incurred. The Plan does not have assets and benefit payments are expected to be made from insurance policies owned by the Company.

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2014, the Company reinstated the 401(k) contribution and recorded a matching contribution expense of $147,000.  For 2013, there was no matching contribution.

Stock Compensation

FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements.  The costs are measured based on the fair value of the equity or liability instruments issued.  ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of ASC Topic 718 is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  ASC Topic 718 permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company recorded compensation expense relating to stock options and restricted stock of $17,000 and $22,000 during 2014 and 2013, respectively.

At December 31, 2014, the Company had a director stock-based plan, an employee stock-based plan, and a long-term incentive compensation plan, which are more fully described in “Note 18 – Stock Compensation Plans” to the Consolidated Financial Statements.

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

Derivatives and Hedging

In support of its asset liability management process, the Company will implement derivative hedging strategies with the intent of reducing interest rate risk and economic value of equity risk. The Company accounts for derivatives in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The Company formally designates its derivatives as cash flow hedges and documents the strategy for entering into the transactions and the method of assessing ongoing effectiveness.  Changes in the fair value of the derivative are recognized in other comprehensive income (loss) until the underlying forecasted transaction is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, the Company uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date.  The Company does not use derivative instruments for speculative purposes.

Derivative instruments qualify for hedge accounting treatment only if they are designated as such on the date on which the derivative contracted is entered and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as undesignated derivatives and would be recorded at fair value with changes in fair value recorded in income.

Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the consolidated financial statements, recognizing changes in fair value in current period income in the consolidated statement of income. Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2014 and 2013.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. As of December 31, 2014, tax years 2011 through 2013 are subject to federal examination by the IRS and years 2010 through 2013 are subject to state examination by various state taxing authorities.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

Federal and state income taxes have been provided on the basis of reported income or loss.  The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets (“DTA”) and liabilities (“DTL”) for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

In evaluating our ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including past operating results and our forecast of future taxable income. In determining future taxable income, assumptions are made for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. While these estimates and judgments are inherently subjective, they are consistent with the plans and estimates management uses to manage the Company’s business.

The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders' equity if management determines, based on all available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods. At December 31, 2014, the DTA valuation allowance was $39.1 million compared to $37.2 million at December 31, 2013. In the future, the DTA valuation allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when the Company could be in a position to recapture the DTA valuation allowance.

The Company had no material unrecognized tax benefits (“UTB”) or accrued interest and penalties as of December 31, 2014. We do not expect the total amount of UTB to significantly increase in the next twelve months.  We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2014 no significant changes to UTB are projected; however, tax audit examinations are possible.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income (loss).  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available for sale investment securities, non-credit related losses on other-than-temporarily impaired investment securities, adjustment to net periodic pension cost, and adjustment to the value of swaps.

Fair Value of Financial Instruments

For information on the fair value of the Company’s financial instruments refer to “Note 21 - Fair Value of Financial Instruments” to the Consolidated Financial Statements.

Restrictions on Cash and Amounts Due From Banks

Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank.  At December 31, 2014 and 2013, these reserve balances amounted to $100,000.

2. Recent Accounting Pronouncements

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. FASB and the International Financial Reporting Standards (“IFRS”) initiated a joint project to develop a common revenue standard for U.S. GAAP and IFRS.  The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early adoption is not permitted. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 2.Regulatory Matters and Significant Risks or Uncertainties

FDIC and Department of Banking Memorandum of Understanding

During the fourth quarter of 2011, Royal Bank entered into an informal agreement, known as a memorandum of understanding (“MOU”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). By letter dated February 3, 2015, the FDIC and the Department notified the Bank that, as a result of management meeting the requirements of the MOU, the MOU was terminated as of that date.

Federal Reserve Memorandum of Understanding

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

Dividend and Interest Restrictions

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the 30,407 shares of Series A Preferred Stock and, accordingly, the Company is not permitted at this time to pay dividends on our Class A or Class B Common Stock. Additionally, under the terms of the Federal Reserve MOU, we are prohibited from redeeming the Series A Preferred Stock, which included participating in a TARP auction, or paying any dividends on shares of our stock without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

The Company received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the United States Department of Treasury (“Treasury”).  On June 20, 2014, Treasury announced that it had priced auctions of preferred stock of six institutions, including all of the 30,407 shares of the Series A Preferred Stock, issued by the Company to the Treasury in 2009. The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. As previously disclosed, the Company was a bidder in the auction and was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company, occurred on July 2, 2014.  The dividend in arrears on the remaining 18,856 shares of Series A preferred stock is approximately $6.6 million.  In the event the Company declared the preferred dividend in arrears the Company’s equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Under the Federal Reserve MOU, the Company may not declare or pay any dividends on the Company’s capital stock or make interest payments related to the Company’s outstanding trust preferred securities or subordinate securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of

the Board of Governors of the Federal Reserve System. During the 2014, the Company received approval from the Federal Reserve Bank and paid all quarterly interest payments on the trust preferred securities.

Note 3.Investment Securities

The carrying value and fair value of investment securities available for sale (“AFS”) at December 31, 2014 and December 31, 2013 are as follows:

As of December 31, 2014		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

As of December 31, 2013		Included in OCL*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$68,207	$—	$(6,171)	$62,036
Mortgage-backed securities-residential	32,769	210	(882)	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,887	(1,978)	189,103
Non-agency	4,454	25	—	4,479
Corporate bonds	9,669	25	(256)	9,438
Municipal bonds	7,163	—	(263)	6,900
Other securities	3,363	1,405	(143)	4,625
Common stocks	33	16	—	49
Total available for sale	$313,852	$4,568	$(9,693)	$308,727

* OCI: Other comprehensive income; OCL: Other comprehensive loss

The amortized cost and fair value of investment securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2014
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	17,429	17,329
After 5 but within 10 years	25,316	25,054
After 10 years	9,112	8,806
Mortgage-backed securities-residential	22,073	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	168,977
Non-agency	3,738	3,731
Total available for sale debt securities	245,379	246,284
No contractual maturity	2,717	4,084
Total available for sale securities	$248,096	$250,368

Proceeds from the sales of AFS investments during the year ended  December 31, 2014 and 2013 were $72.3 and $31.0 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the year ended
	ended December 31,
(In thousands)	2014	2013
Gross realized gains	$1,327	$416
Gross realized losses	(950)	(258)
Net realized gains (losses)	$377	$158

The Company recorded $41,000 in OTTI charges in 2014 related to one private equity investment.  The Company did not record OTTI charges to earnings during 2013.  There was no credit-related impairment losses on debt securities held at December 31, 2014 or December 31, 2013 for which a portion of OTTI was recognized in other comprehensive income.  As of December 31, 2014, investment securities with a market value of $104.0 million were pledged as collateral for borrowings.

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013:

December 31, 2014	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$25,289	$(834)	8	$25,289	$(834)	8
Mortgage-backed securities-residential	—	—	—	8,913	(61)	3	8,913	(61)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	36,757	(204)	12	38,798	(880)	12	75,555	(1,084)	24
Non-agency	1,432	(14)	1	—	—	—	1,432	(14)	1
Corporate bonds	8,054	(25)	5	991	(9)	1	9,045	(34)	6
Municipal bonds	1,639	(7)	2	3,079	(28)	4	4,718	(35)	6
Total available for sale	$47,882	$(250)	20	$77,070	$(1,812)	28	$124,952	$(2,062)	48

December 31, 2013	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$48,919	$(5,035)	16	$12,267	$(1,136)	5	$61,186	$(6,171)	21
Mortgage-backed securities-residential	18,045	(518)	7	6,276	(364)	2	24,321	(882)	9
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	67,240	(1,446)	21	9,974	(532)	3	77,214	(1,978)	24
Corporate bonds	4,848	(221)	5	965	(35)	1	5,813	(256)	6
Municipal bonds	3,019	(102)	5	3,881	(161)	4	6,900	(263)	9
Other securities	—	—	—	301	(143)	2	301	(143)	2
Total available for sale	$142,071	$(7,322)	54	$33,664	$(2,371)	17	$175,735	$(9,693)	71

At December 31, 2014 investment securities were $250.4 million with a net unrealized gain of $2.3 million compared to $308.7 million with a net unrealized loss of $5.1 million at December 31, 2013.

Common stocks:  As of December 31, 2014, the Company had two common stocks of financial institutions with a total fair value of $50,000 and an unrealized gain of $17,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of December 31, 2014, the Company had 8 U.S. Agency securities with a fair value of $25.3 million and gross unrealized losses of $834,000.  All 8 bonds had been in an unrealized loss position for twelve months or longer at December 31, 2014. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and has not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2014.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of December 31, 2014, the Company had three mortgage-backed securities with a fair value of $8.9 million and gross unrealized losses of $61,000. The three mortgage-backed securities had been in an unrealized loss position for twelve months or longer. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and has not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2014.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of December 31, 2014, the Company had 24 Agency CMOs with a fair value of $75.6 million and gross unrealized losses of $1.1 million.  Twelve of the Agency CMOs had been in an unrealized loss position for twelve months or longer and the other 12 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and has not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2014.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of December 31, 2014, the Company had one non-agency CMO with a fair value of $1.4 million and a gross unrealized loss of $14,000.  The bond has been in an unrealized loss position for less than twelve months.  The Company does not intend to sell this security before recovery of its cost basis, and it is not more likely than not that the Company be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at December 31, 2014.

Corporate bonds:  As of December 31, 2014, the Company had six corporate bonds with a fair value of $9.0 million and gross unrealized losses of $34,000.  One of the corporate bonds had been in an unrealized loss position for twelve months or longer and five bonds had been in an unrealized loss position for less than twelve months. These bonds were investment grade.  The Company’s unrealized losses in investments in these corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimates, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Based on the analysis, there was no credit-related loss on the bonds.  Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider any of the six bonds to be other-than-temporarily impaired at December 31, 2014.

Municipal bonds:  As of December 31, 2014, the Company had six municipal bonds with a fair value $4.7 million and gross unrealized losses of $35,000.  Two of the municipal bonds had been in an unrealized loss position for less than twelve months and four municipal bonds had been in an unrealized loss position for twelve months or longer.   Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bonds to be other-than-temporarily impaired at December 31, 2014.

Other securities:  As of December 31, 2014, the Company had six investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, the Company reviews the funds’ financials, asset values, and near-term projections.  During 2014, an OTTI charge of $41,000 was recorded on one private equity investment.  Management concluded that the impairment on this investment was other-than-temporary.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

At December 31, 2014 and December 31, 2013, the Company’s LHFS were $0 and $1.4 million, respectively. LHFS at December 31, 2013 were comprised of three loans.  The three loans that constituted the balance at December 31, 2013 were sold during the first quarter of 2014. During 2014, the Company transferred $3.2 million to LHFS from LHFI at fair value using expected net sales proceeds.  For the year ended December 31, 2014, the Company received net proceeds of $3.8 million and recorded net gains of $232,000 as a result of loan sales.

Major classifications of LHFI are as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Commercial real estate	$175,038	$148,293
Construction and land development	45,662	45,261
Commercial and industrial	76,489	79,589
Multi-family	13,823	11,737
Residential real estate	42,992	25,535
Leases	51,583	42,524
Tax certificates	7,191	12,716
Consumer	2,354	826
Total LHFI, net of unearned income	$415,132	$366,481

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

The following tables present risk ratings for each loan portfolio classification at December 31, 2014 and December 31, 2013, excluding LHFS.

As of December 31, 2014
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$140,045	$27,229	$2,512	$1,568	$3,684	$175,038
Construction and land development	12,861	32,165	—	—	636	45,662
Commercial and industrial	60,500	8,527	1,608	3,337	2,517	76,489
Multi-family	12,995	310	518	—	—	13,823
Residential real estate	42,033	—	—	—	959	42,992
Leases	51,113	152	1	—	317	51,583
Tax certificates	5,491	—	—	—	1,700	7,191
Consumer	2,194	160	—	—	—	2,354
Total LHFI, net of unearned income	$327,232	$68,543	$4,639	$4,905	$9,813	$415,132

As of December 31, 2013
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$99,525	$32,267	$11,572	$2,604	$2,325	$148,293
Construction and land development	14,677	16,270	11,095	569	2,650	45,261
Commercial and industrial	50,478	10,508	5,735	9,239	3,629	79,589
Multi-family	10,792	410	535	—	—	11,737
Residential real estate	24,903	—	—	—	632	25,535
Leases	41,325	485	247	—	467	42,524
Tax certificates	12,262	—	—	—	454	12,716
Consumer	750	76	—	—	—	826
Total LHFI, net of unearned income	$254,712	$60,016	$29,184	$12,412	$10,157	$366,481

The following tables present an aging analysis of past due payments for each loan portfolio classification at December 31, 2014 and December 31, 2013, excluding LHFS.

As of December 31, 2014	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$311	$533	$—	$3,684	$170,510	$175,038
Construction and land development	—	—	—	636	45,026	45,662
Commercial and industrial	92	449	—	2,517	73,431	76,489
Multi-family	—	—	—	—	13,823	13,823
Residential real estate	165	162	—	959	41,706	42,992
Leases	152	1	—	317	51,113	51,583
Tax certificates	—	—	—	1,700	5,491	7,191
Consumer	—	—	—	—	2,354	2,354
Total LHFI, net of unearned income	$720	$1,145	$—	$9,813	$403,454	$415,132

As of December 31, 2013	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$996	$—	$—	$2,325	$144,972	$148,293
Construction and land development	—	—	—	2,650	42,611	45,261
Commercial and industrial	115	49	—	3,629	75,796	79,589
Multi-family	—	—	—	—	11,737	11,737
Residential real estate	458	262	—	632	24,183	25,535
Leases	485	247	—	467	41,325	42,524
Tax certificates	—	—	—	454	12,262	12,716
Consumer	—	—	—	—	826	826
Total LHFI, net of unearned income	$2,054	$558	$—	$10,157	$353,712	$366,481

The Company has originated loans to the officers and directors of the Company and to their associates. In accordance with Regulation O, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans and commitments was $0 and $234,000 at December 31, 2014 and 2013. During 2014, there were no new related party loans. Total payments received on related party loans in 2014 were $100,000.  Additionally, a $134,000 loan is no longer reported under Regulation O guidelines.

Total non-accrual LHFI at December 31, 2014 were $9.8 million compared to $10.2 million at December 31, 2013.  If interest had accrued on these loans, such income would have been approximately $1.0 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had no loans past due 90 days or more on which interest continues to accrue.

Impaired Loans

Total cash collected on impaired loans during the year ended  December 31, 2014 and 2013 was $7.0 million and $16.1 million respectively, of which $6.4 million and $15.3 million was credited to the principal balance outstanding on such loans, respectively.

	For the years ended
	December 31,
(In thousands)	2014	2013
Average investment in impaired loans and leases (1)	$17,077	$24,714
Interest income recognized on impaired loans and leases	$377	$559
Interest income recognized on a cash basis on impaired loans and leases	$377	$27

(1)	Includes LHFI and LHFS

Troubled Debt Restructurings

The following table details the Company’s TDRs that are on an accrual status and non-accrual status at December 31, 2014 and December 31, 2013.

	As of December 31, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	2	$2,856	$—	$2,856
Construction and land development	3	47	636	683
Commercial and industrial	6	3,670	1,448	5,118
Residential real estate	1	—	102	102
Total	12	$6,573	$2,186	$8,759

	As of December 31, 2013
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$3,847	$—	$3,847
Construction and land development	4	1,257	479	1,736
Commercial and industrial	3	4,420	1,960	6,380
Residential real estate	2	—	121	121
Total	12	$9,524	$2,560	$12,084

At December 31, 2014, all of the TDRs were in compliance with their restructured terms.

The following tables present newly restructured loans that occurred during the years ended December 31, 2014 and 2013.

Modifications by type for the year ended December 31, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial and industrial	3	$—	$232	$—	$27	$259	$261	$261
Total	3	$—	$232	$—	$27	$259	$261	$261

	Modifications by type for the year ended December 31, 2013
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial real estate	2	$—	$—	$—	$3,705	$3,705	$3,761	$3,761
Commercial and industrial	1	—	—	—	82	82	87	87
Total	3	$—	$—	$—	$3,787	$3,787	$3,848	$3,848

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of December 31, 2014 and December 31, 2013.

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(354)	(172)	(452)	—	—	(793)	(350)	—	—	(2,121)
Recoveries	—	940	27	—	15	42	1	—	—	1,025
(Credit) provision	(692)	(792)	(801)	(117)	128	957	461	23	(34)	(867)
Ending balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Ending balance: related to loans individually evaluated for impairment	$200	$—	$301	$—	$28	$80	$432	$—	$—	$1,041
Ending balance: related to loans collectively evaluated for impairment	$4,252	$2,292	$1,479	$285	$588	$1,349	$235	$38	$149	$10,667
LHFI
Ending balance	$175,038	$45,662	$76,489	$13,823	$42,992	$51,583	$7,191	$2,354	$—	$415,132
Ending balance: individually evaluated for impairment	$6,795	$683	$5,846	$—	$959	$95	$1,700	$—	$—	$16,078
Ending balance: collectively evaluated for impairment	$168,243	$44,979	$70,643	$13,823	$42,033	$51,488	$5,491	$2,354	$—	$399,054

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2013

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$8,750	$2,987	$1,924	$654	$1,098	$1,108	$472	$29	$239	$17,261
Charge-offs	(1,684)	(820)	(383)	—	(46)	(382)	(578)	—	—	(3,893)
Recoveries	600	297	17	—	158	29	74	—	—	1,175
(Credit) provision	(2,168)	(148)	1,448	(252)	(737)	468	587	(14)	(56)	(872)
Ending balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Ending balance: related to loans individually evaluated for impairment	$331	$—	$452	$—	$19	$60	$24	$—	$—	$886
Ending balance: related to loans collectively evaluated for impairment	$5,167	$2,316	$2,554	$402	$454	$1,163	$531	$15	$183	$12,785
LHFI
Ending balance	$148,293	$45,261	$79,589	$11,737	$25,535	$42,524	$12,716	$826	$—	$366,481
Ending balance: individually evaluated for impairment	$5,325	$3,907	$8,049	$—	$632	$139	$454	$—	$—	$18,506
Ending balance: collectively evaluated for impairment	$142,968	$41,354	$71,540	$11,737	$24,903	$42,385	$12,262	$826	$—	$347,975

The following tables detail the LHFI that were evaluated for impairment by loan classification at December 31, 2014 and December 31, 2013.

	At and for the December 31, 2014
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$6,632	$6,113	$—	$5,089	$98
Construction and land development	894	683	—	2,233	71
Commercial and industrial	5,358	5,118	—	5,786	208
Tax certificates	1,120	890	—	867	—
Total:	$14,004	$12,804	$—	$13,975	$377

With an allowance recorded:
Commercial real estate	$926	$682	$200	$529	$—
Construction and land development	—	—	—	145	—
Commercial and industrial	2,500	728	301	688	—
Residential real estate	1,068	959	28	864	—
Leases	95	95	80	108	—
Tax certificates	4,835	810	432	145	—
Total:	$9,424	$3,274	$1,041	$2,479	$—

	At and for the year ended December 31, 2013
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$4,429	$4,158	$—	$7,956	$73
Construction and land development	9,850	3,907	—	3,933	209
Commercial and industrial	6,693	6,491	—	5,960	250
Residential real estate	—	—	—	84	27
Tax certificates	179	115	—	167	—
Total:	$21,151	$14,671	$—	$18,100	$559

With an allowance recorded:
Commercial real estate	$1,435	$1,435	$331	$1,879	$—
Construction and land development	—	—	—	381	—
Commercial and industrial	2,592	1,290	452	2,456	—
Residential real estate	827	631	19	492	—
Leases	139	139	60	106	—
Tax certificates	4,322	340	24	341	—
Total:	$9,315	$3,835	$886	$5,655	$—

Note 6.Other Real Estate Owned

At December 31, 2014, OREO is comprised of three real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 79 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from December 31, 2013 to December 31, 2014 and December 31, 2012 to December 31, 2013.

	For the year ended December 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,336)	(2,970)	(4,306)
Net gains on sales	59	684	743
Transfers in	—	2,919	2,919
Cash additions	—	1,330	1,330
Impairment charge	(99)	(425)	(524)
Ending balance	$349	$9,430	$9,779

	For the year ended December 31, 2013
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$11,365	$2,070	$13,435
Net proceeds from sales	(8,869)	(3,910)	(12,779)
Net gain on sales	228	1,199	1,427
Transfers in	100	8,951	9,051
Impairment charge	(1,099)	(418)	(1,517)
Ending balance	$1,725	$7,892	$9,617

At December 31, 2014, OREO was comprised of $229,000 in land, $9.4 million in tax liens, and residential real estate, related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant with a fair value of $120,000.  At December 31, 2014, OREO assets acquired through the tax lien portfolio were comprised of 79 properties and were primarily located in New Jersey.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

		As of December 31,
(In thousands)	Estimated Useful Lives	2014	2013
Land		$2,135	$2,200
Buildings and leasehold improvements	5 - 39 years	6,160	6,225
Furniture, fixtures and equipment	3 - 7 years	7,694	7,006
		15,989	15,431
Less accumulated depreciation and amortization		(10,788)	(10,956)
Premises and equipment, net		$5,201	$4,475

Depreciation and amortization expense related to premises and equipment was approximately $569,000 and $451,000, for the years ended 2014 and 2013, respectively.  The increase in depreciation costs is primarily associated with the leasehold improvements and furniture and equipment costs associated with the four branch relocations and the co-location of all non-retail employees.

NOTE 8 - LEASE COMMITMENTS

The Company leases various premises under operating lease agreements, which expire through 2024 and require minimum annual rentals.  Some of these leases are cancelable.  The approximate minimum rental commitments under the leases are as follows for the year ended December 31, 2014:

As of
(In thousands)	December 31, 2014
2015	1,145
2016	1,143
2017	1,132
2018	1,115
2019	635
Thereafter	2,049
Total lease commitments	$7,219

The leases contain options to extend for periods from one to ten years.  The cost of such lease extensions is not included in the above table.  Rental expense for all leases was approximately $890,000 and $785,000 for the years ended December 31, 2014 and 2013, respectively.

Note 9.Deposits

The Company’s deposit composition as of December 31, 2014 and December 31, 2013 is presented below:

	December 31,	December 31,
(In thousands)	2014	2013
Demand	$73,665	$60,473
NOW	46,515	45,375
Money Market	166,224	164,678
Savings	18,721	17,593
Time deposits (over $100)	87,209	92,763
Time deposits (under $100)	138,091	148,082
Total deposits	$530,425	$528,964

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2014
2015	127,060
2016	56,604
2017	16,281
2018	8,384
2019	3,624
Thereafter	13,347
Total certificates of deposit	$225,300

Note 10.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of December 31, 2014, Royal Bank had $188.0 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $55.0 million and had a weighted average rate of 1.36% at December 31, 2014 compared to $65.0 million and a weighted average rate of 1.19% at December 31, 2013.  The average balance of advances with the FHLB was $59.4 million and $64.4 million for 2014 and 2013, respectively. The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities.  As of December 31, 2014, investment securities with a fair value of $40.2 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2014	$—	—%	$10,000	0.24%
2015	10,000	0.71%	10,000	0.71%
2016	10,000	1.11%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$55,000		$65,000

2.	Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at December 31, 2014 in the amount of $2.4 million compared to $2.9 million at December 31, 2013.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2014 was 0.31%.

At December 31, 2014, the Company had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018, compared to $40.0 million at December 31, 2013.  These borrowings have a weighted average interest rate of 3.65%.  During the fourth quarter of 2014, the Company pre-paid $5.0 million in principal to reduce future interest expense and incurred a prepayment penalty of $402,000.  The note payable and the borrowings are secured by government agencies and mortgage-backed securities. As of December 31, 2014, investment securities with a market value of $43.4 million were pledged as collateral to secure all $37.4 million in borrowings with PNC.

During 2014, Royal Bank secured an additional $10.0 million line of credit, of which $0 is outstanding at December 31, 2014, with a local financial institution.

3.	Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.39% at December 31, 2014, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  The Company received approval and paid all accumulated deferred interest in 2013 and the required interest payments in 2014.

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In 2014, the Company entered into a forward-starting interest rate swap agreement to hedge the risk of variability in its cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with its forecasted issuances of 3 month fixed rate debt arising from a rollover strategy. This derivative was used as part of the asset/liability management process, is linked to a specific liability, and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. The Company had no interest rate derivatives as of or during the year ended December 31, 2013.

The effects of the derivative instrument on the Consolidated Financial Statements for December 31, 2014 was as follows:

	December 31, 2014
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(187)	Other liabilities	June 24, 2021
Total:	$15,000	$(187)

For the year ended December 31, 2014
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(187)	Not Applicable	$—
Total:	$(187)		$—

NOTE 12 - INCOME TAXES

The components of income tax (benefit) expense are stated below:

	For the years ended December 31,
(In thousands)	2014	2013
Income tax (benefit) expense
Current	$(654)	$42
Deferred	—	-
Income tax (benefit) expense	$(654)	$42

The difference between the income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% in 2014 and 2013 is as follows:

	For the years ended December 31,
(In thousands)	2014	2013
Computed tax expense at statutory rate	$1,645	$731
Non-controlling interest	(186)	—
Tax-exempt income	-	(22)
Fines and penalties	28	-
Stock options expense	71	-
Nondeductible expense	18	21
Bank owned life insurance	(174)	(183)
Capital loss carryover-expired	202	-
Charitable contributions carryover-expired	2	-
Refunds-prior year amended tax return filings	(654)	-
Adjustment to prior year items	(3,584)	1,933
Increase (decrease) in valuation allowance	1,978	(2,438)
Income tax (benefit) expense	$(654)	$42

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2014	2013
Deferred tax assets
Allowance for loan and lease losses	$3,495	$4,648
Net operating loss carryforward	23,801	18,908
Asset valuation reserves	—	34
Escrow settlement reserves	—	561
Security writedowns	1,855	2,193
OREO writedowns	465	1,490
Investment in partnerships	2,046	1,805
Pension obligations	5,249	4,926
Unrealized losses on debt securities	—	2,171
Share-based compensation cost	77	143
Non-accrual interest	287	134
Capital loss carryovers	1,739	2,892
Charitable contribution carryovers	16	14
Employee bonuses	91	—
Accrued liabilities	163	—
Alternative minimum tax credit carryforward	282	—
Other	149	77
Total deferred tax assets before valuation allowance	39,715	39,996
Deferred tax liabilities
Penalties on delinquent tax certificates	72	39
Unrealized gains on AFS debt securities	308	—
Unrealized gains on AFS equity securities	434	429
Prepaid deductions	17	190
Other	55	8
Total deferred tax liabilities	886	666
Less valuation allowance	(39,137)	(37,159)
Net deferred tax (liability) asset, included in other assets	$(308)	$2,171

As of December 31, 2014 the Company had a federal net operating loss (“NOL”) carryforwards of approximately $60.1 million and state NOL carryforwards of $145.3 million which are available to be carried forward to future tax years.  The federal loss carryforwards will begin to expire in 2029 and the state NOLs will begin to expire in 2027 if not fully utilized.

The Company has approximately $4.0 million available to be utilized as of December 31, 2014 related to net operating loss carryovers from the acquisition of Knoblauch State Bank.  The ability to utilize these carryovers will expire in 2015.  The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.

As of December 31, 2014, the Company has capital loss carryforwards of approximately $5.1 million and charitable contribution carryovers of $47,000 which will begin to expire as of December 31, 2015 if not utilized. The Company also has general business tax credit carryovers of $1,000 that will begin to expire as of December 31, 2030 if not utilized and AMT tax credits of $282,000 that has an indefinite life.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The deferred tax assets/(liabilities), net of valuation allowances, totaled $(308,000) and $2.2 million at December 31, 2014 and 2013, respectively.  Management evaluated the deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans and ongoing tax planning strategies.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.

As of December 31, 2014, the Company was in a cumulative book loss position for the three-year period ended December 31, 2014.  For purposes of establishing a deferred tax asset valuation allowance, this cumulative book loss position is considered significant objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future.

As of December 31, 2014, and 2013, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations.

Note 13.FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF                  CREDIT RISK

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

The contract amounts are as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$48,929	$21,182
Commitments to extend credit	6,430	200
Standby letters of credit and financial guarantees written	371	2,679

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Most guarantees extend for one year and expire in decreasing amounts through October 2015.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments is approximately 75%.

NOTE 14 – LEGAL CONTINGENCIES

Royal Bank had a 60% equity interest in each of CSC and RTL.  CSC and RTL acquired, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.  In 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in a Consolidated Master Class Action Complaint (the “Complaint”) filed in the U.S. District Court for the District of New Jersey (“Court”) on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations. The Complaint alleged a conspiracy to rig bids in municipal tax lien auctions.

During 2013, the Company, Royal Bank, CSC, and RTL reached a settlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice. The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium.  The settlement is subject to Court approval after notice and a hearing.  Members of the proposed settlement class will have an opportunity to object to the proposed settlement or opt-out.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounted to $990,000 on a pre-tax basis.

Note 15.Shareholders’ Equity

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

To fund the purchase of the Series A Preferred Stock, described above, the Company sold 11,666,667 shares of its Class A common stock in a private placement transaction at a price of $1.20 per share.  Additionally, during the third quarter of 2014, the Company conducted a shareholder rights offering to existing shareholders to limit their ownership dilution from the sale of Class A common stock to the other investors in the private placement. The Company issued 4,999,896 shares and received gross proceeds of approximately $6.0 million. The private placement and the shareholders rights offering combined to increase tangible common equity by nearly $18.0 million.

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

In 2009, the Company suspended the regular quarterly cash dividends on the Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.  As a result of the Company’s repurchase of 11,551 shares of Series A Preferred Stock, approximately $3.5 million of the Series A Preferred stock dividend in arrears was eliminated. As of December 31, 2014, the Series A Preferred stock dividend in arrears was approximately $6.6 million and has not been recognized in the consolidated financial statements.  In the event the Company declared the preferred dividend the Company’s capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

4.  Change in Noncontrolling Interest

As mentioned in “Note 1 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements, Royal Bank had a 60% ownership interest in CSC and RTL.  Effective December 31, 2013, Royal Bank agreed to a $1.25 million cash settlement with the former President of CSC and RTL, in which Royal Bank acquired his 40% ownership interest in RTL for $850,000.  The former President also relinquished his 20% ownership interest in CSC to Royal Bank. The combined value of the ownership interests was $2.6 million.  The settlement resulted in a $1.5 million gain for Royal Bank which was recorded as an increase to Additional Paid in Capital within Stockholders Equity.  As part of the cash settlement Royal Bank agreed to pay $400,000 for prior tax distributions. Additionally, the settlement agreement also provided for a possible tax payment upon completion of the 2013 Forms K-1.  The additional tax payment of $28,000 was made in 2014. The Company does not anticipate future payments to the former President of CSC and RTL. Effective, December 31, 2013, Royal Bank is an 80% owner of CSC and 100% owner of RTL.

Note 16.Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of December 31, 2014, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2014 and the previous 17 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2014	$78,582	15.89%	$39,573	8.00%	$49,466	10.00%
At December 31, 2013	$71,417	15.61%	$36,590	8.00%	$45,737	10.00%
Tier I capital (to risk-weighted assets)
At December 31, 2014	$72,330	14.62%	$19,787	4.00%	$29,680	6.00%
At December 31, 2013	$65,602	14.34%	$18,295	4.00%	$27,442	6.00%
Tier I capital (to average assets, leverage)
At December 31, 2014	$72,330	10.12%	$28,585	4.00%	$35,731	5.00%
At December 31, 2013	$65,602	9.13%	$28,739	4.00%	$35,924	5.00%

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the year ended	For the year ended
(In thousands)	December 31, 2014	December 31, 2013
RAP net income (loss)	$1,924	$(139)
Tax lien adjustment, net of noncontrolling interest	3,170	2,844
U.S. GAAP net income	$5,094	$2,705

	At December 31, 2014		At December 31, 2013
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.89%	16.44%	15.61%	16.49%
Tier I capital (to risk-weighted assets)	14.62%	15.17%	14.34%	15.22%
Tier I capital (to average assets, leverage)	10.12%	10.52%	9.13%	9.73%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2014	$95,944	19.20%	$39,986	8.00%	N/A	N/A
At December 31, 2013	$84,384	18.09%	$37,315	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At December 31, 2014	$86,329	17.27%	$19,993	4.00%	N/A	N/A
At December 31, 2013	$71,432	15.31%	$18,658	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At December 31, 2014	$86,329	11.88%	$29,056	4.00%	N/A	N/A
At December 31, 2013	$71,432	9.79%	$29,178	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2014 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the year ended	For the year ended
(In thousands)	December 31, 2014	December 31, 2013
U.S. GAAP net income	$5,110	$2,109
Tax lien adjustment, net of noncontrolling interest	(3,170)	(2,844)
RAP net income (loss)	$1,940	$(735)

	At December 31, 2014		At December 31, 2013
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	19.20%	18.67%	18.09%	17.24%
Tier I capital (to risk-weighted assets)	17.27%	16.74%	15.31%	14.10%
Tier I capital (to average assets, leverage)	11.88%	11.49%	9.79%	8.98%

Note 17.Pension Plan

The following table sets forth the Company’s pension plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	For the years ended December 31,
(In thousands)	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$14,488	$16,897
Service cost	64	81
Interest cost	538	623
Benefits paid	(967)	(981)
Actuarial (gain) loss	1,315	(2,132)
Benefits obligation at end of year	$15,438	$14,488
Amounts recognized in accumulated other comprehensive income (loss)
Unrecognized prior service cost	90	179
Unrecognized actuarial loss	3,935	2,750
AOCI related to pension plan	$4,025	$2,929

The Company plans to fund the pension plan obligations through existing Company owned life insurance policies. The accumulated benefit obligation at December 31, 2014 and 2013 was $15.3 million and $14.5 million, respectively.

The table below reflects the assumptions used to determine the benefit obligations:

	As of December 31,
	2014	2013
Discount rate	3.52%	4.37%
Rate of compensation increase	4.00%	4.00%

The table below reflects the assumptions used to determine the net periodic pension cost:

	As of December 31,
	2014	2013
Discount rate	3.52%	4.37%
Rate of compensation increase	4.00%	4.00%

Net periodic defined benefit pension expense for the years ended December 31, 2014 and 2013 included the following components:

	Year ended
	December 31,
(In thousands)	2014	2013
Service cost	$64	$81
Interest cost	538	623
Amortization of prior service cost	90	90
Amortization of actuarial loss	128	238
Net periodic benefit cost	$820	$1,032

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2014
Non-Qualified
(In thousands)	Pension Plans
2015	$977
2016	1,015
2017	1,015
2018	1,015
2019	1,028
Next five years thereafter	5,728

Benefit payments are expected to be made from insurance policies owned by the Company.  The cash surrender value for these policies was approximately $3.6 million and $3.4 million as of December 31, 2014 and 2013, respectively.

Defined Contribution Plan

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching dollar for dollar of any contribution up to 5%, which is subject to a $2,500 per employee annual limit.  During 2014, the Company reinstated the 401(k) matching contribution and recorded an expense of $148,000.  For 2013, no matching contribution was made.

NOTE 18.  STOCK COMPENSATION PLANS

The Company recognized compensation expense for stock options in the amounts of $17,000 and $22,000 in 2014 and 2013, respectively. The Company granted 52,500 and 15,000 options to purchase common stock in 2014 and 2013, respectively.

1.	Outside Directors’ Stock Option Plan

The Company had a non-qualified outside Directors’ Stock Option Plan (the “Directors’ Plan”) which expired in 2006.  At December 31, 2014 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

A summary of the Directors’ Plan activity is presented below:

	2014				2013
		Weighted	Weighted	(1)		Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	25,670	$22.00	1.5		58,306	$21.15
Forfeited	(4,756)	21.81			(24,286)	21.24
Expired	(8,190)	22.38			(8,350)	18.27
Options outstanding at the end of the year	12,724	$21.83	0.9	$—	25,670	$22.00
Options exercisable at the end of the year	12,724	$21.83	0.9	$—	25,670	$22.00

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2014.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2014.

Information pertaining to options outstanding at December 31, 2014 is as follows:

			Options outstanding and exercisable
				Weighted	Weighted
				Average	Average
Range of			Number	Exercise	Remaining
exercise prices			Outstanding	Price	Term (yrs)
$21.00	-	$23.00	12,724	$21.83	0.9
			12,724	$21.83	0.9

2.  Employee Stock Option and Appreciation Right Plan

The Company had a Stock Option and Appreciation Right Plan (the “Plan”) which expired in 2006.  At December 31, 2014 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

A summary of the Plan activity is presented below:

	2014				2013
		Weighted	Weighted	(1)		Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	82,780	$22.06	1.1		217,561	$21.50
Forfeited	(13,309)	21.89			(119,137)	21.53
Expired	(33,859)	22.38			(15,644)	18.27
Options outstanding at the end of the year	35,612	$21.82	1.0	$—	82,780	$22.06
Options exercisable at the end of the year	35,612	$21.82	1.0	$—	82,780	$22.06

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2014.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2014.

Information pertaining to options outstanding at December 31, 2014 is as follows:

			Options outstanding and exercisable
				Weighted	Weighted
				Average	Average
Range of			Number	Exercise	Remaining
exercise prices			Outstanding	Price	Term (yrs)
$21.00	-	$23.00	35,612	$21.82	1.0
			35,612	$21.82	1.0

3.	Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan (“LTI Plan”) was approved by Shareholders at the May 16, 2007 Annual Meeting.  The LTI Plan consists of both a restricted and an unrestricted stock option plan.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The LTI Plan includes one million shares of Class A common stock, subject to customary anti-dilution adjustments, or approximately 4.0% of  the total outstanding shares of the Class A common stock.

As of December 31, 2014, 869,291 shares in the unrestricted plan are available for future grants. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable based on the grant’s vesting schedule beginning one year after the date of grant and must be exercised within ten years of the grant date.  Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date. During 2014 and 2013, the Company recognized $17,000 and $22,000, respectively, in compensation expense for stock options.  Approximately, $53,000 remained to be recognized in compensation expense over a weighted-average period of 2.0 years.

The following assumptions were used to estimate the fair value of the options granted during 2014 and 2013:

	2014	2013
Weighted average risk-free interest rate	2.26%	1.63%
Weighted average volatility	85.29%	94.00%
Expected dividend yield	—%	—%
Weighted average expected life	5.0 years	5.0 years

A summary of the status of the unrestricted portion of the LTI Plan is presented below:

	2014				2013
		Weighted	Weighted	(1)		Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	89,386	$7.95	4.9		86,226	$9.22
Granted	52,500	2.05			15,000	1.36
Forfeited	(11,177)	7.81			(11,840)	8.83
Options outstanding at the end of the year	130,709	$5.60	6.4	$—	89,386	$7.95
Options exercisable at the end of the year	68,209	$8.94	3.7	$—	74,386	$9.28

Weighted-average fair value of options granted during the year		$1.39				$0.98

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2014. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2014.

Information pertaining to options outstanding at December 31, 2014 is as follows:

			Options issued and outstanding
				Weighted	Weighted
				Average	Average
Range of			Number	Exercise	Remaining
exercise prices			Outstanding	Price	Term (yrs)
$1.00	-	$4.00	67,500	$1.90	9.3
$4.01	-	$10.00	42,750	4.50	3.8
$10.01	-	$23.00	20,459	20.08	2.6
			130,709	$5.60	6.4

The following table provides detail for non-vested shares under the LTI Plan as of December 31, 2014:

		Weighted
		Average
		Exercise
	Options	Price
Non-vested options December 31, 2013	15,000	$1.36
Granted	52,500	2.05
Vested	(5,000)	1.36
Non-vested options December 31, 2014	62,500	$1.94

Under the aforementioned LTI Plan, the Company is authorized to grant share-based incentive compensation awards for corporate performance to employees. These awards may be granted in form of shares of the Company’s common stock, performance-restricted restricted stock.  The vesting of awards is contingent upon meeting certain return on asset and return on equity goals. The awards are not permitted to be transferred during the restricted time period from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied. Awards are also forfeited if the employee terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement age. Vested awards are converted to shares of the Company’s common stock at the end of the restricted time period. The fair market value of each employee based award is estimated based on the fair market value of the Company’s common stock on the date of the grant and probable performance goals to be achieved and estimated forfeitures. If such goals are not met then no compensation cost would be recognized and any recognized compensation cost would be reversed. There were no shares of restricted stock outstanding at December 31, 2014.

Note 19. Earnings Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the years ended December 31, 2014 and 2013, 170,239 and 197,836 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods. Additionally warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Year ended December 31, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$3,032	21,062	$0.14

Diluted EPS
Income available to common shareholders	$3,032	21,070	$0.14

	Year ended December 31, 2013
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$34	13,279	$0.00

Note 20.  Comprehensive Income (Loss)

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

	Year ended December 31, 2014
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$7,733	$2,598	$5,135
Less adjustment for impaired investments	(41)	(14)	(27)
Less reclassification adjustment for gains
realized in net income	377	128	249
Unrealized gains on investment securities	7,397	2,484	4,913
Unrecognized benefit obligation expense:
Actuarial loss	(1,314)	—	(1,314)
Less reclassification adjustment for amortization	(218)	—	(218)
Unrecognized benefit obligation	(1,096)	—	(1,096)
Unrealized loss on derivative instrument	(187)	—	(187)
Other comprehensive income, net	$6,114	$2,484	$3,630

	Year ended December 31, 2013
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(10,291)	$(3,572)	$(6,719)
Less reclassification adjustment for gains
realized in net loss	158	54	104
Unrealized losses on investment securities	(10,449)	(3,626)	(6,823)
Unrecognized benefit obligation expense:
Actuarial gain	950	323	627
Less reclassification adjustment for amortization	(328)	(112)	(216)
Other comprehensive loss, net	$(9,171)	$(3,191)	$(5,980)

The other components of accumulated other comprehensive loss included in shareholders’ equity at December 31, 2014 and 2013 are as follows:

0f
	As of December 31,
(In thousands)	2014	2013
Unrecognized benefit obligation	$(4,025)	$(2,929)
Unrealized gains (losses) on AFS investments	1,720	(3,193)
Unrealized loss on derivative instrument	(187)	-
Accumulated other comprehensive loss	$(2,492)	$(6,122)

Note 21.Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the years ended December 31, 2014 and 2013.

Items Measured on a Recurring Basis

The Company’s available for sale investment securities are recorded at fair value on a recurring basis.

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include common stocks.

Level 2 securities include obligations of U.S. government-sponsored agencies and debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The prices were obtained from third party vendors.  This category generally includes the Company’s mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate and municipal bonds.  Additionally,  Level 2 includes derivative instruments whose valuations are based on observable market data.

Level 3 securities include investments in seven private equity funds which are predominantly invested in real estate.  The value of the private equity funds are derived from the funds’ financials and K-1 filings.  The Company also reviews the funds’ asset values and its near-term projections.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,289	$—	$25,289
Mortgage-backed securities-residential	—	22,387	—	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	168,977	—	168,977
Non-agency	—	3,731	—	3,731
Corporate bonds	—	15,727	—	15,727
Municipal bonds	—	10,173	—	10,173
Other securities	—	—	4,034	4,034
Common stocks	50	—	—	50
Total investment securities available for sale	$50	$246,284	$4,034	$250,368
Liabilities:
Derivative instruments
Interest rate swaps	$—	$187	$—	$187

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available for sale
U.S. government agencies	$—	$62,036	$—	$62,036
Mortgage-backed securities-residential	—	32,097	—	32,097
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	189,103	—	189,103
Non-agency	—	4,479	—	4,479
Corporate bonds	—	9,438	—	9,438
Municipal bonds	—	6,900	—	6,900
Other securities	—	—	4,625	4,625
Common stocks	49	—	—	49
Total investment securities available for sale	$49	$304,053	$4,625	$308,727

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the year ended December 31, 2014 and 2013:

(In thousands)	Other securities
Investment Securities Available for Sale	2014	2013
Beginning balance January 1,	$4,625	$4,164
Total gains/(losses) - (realized/unrealized):
Included in earnings	255	94
Included in other comprehensive income	88	850
Purchases	14	70
Sales and calls	(948)	(553)
Transfers in and/or out of Level 3	—	—
Ending balance December 31,	$4,034	$4,625

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and December 31, 2013 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,812	$2,812
Other real estate owned	—	—	3,418	3,418

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2013	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$4,073	$4,073
Other real estate owned	—	—	9,182	9,182
Loans and leases held for sale	—	—	1,446	1,446

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at December 31, 2014 and December 31, 2013:

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2014		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,812	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-20.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-24.0%	(-7.8%)

Other real estate owned	3,418	Appraisal of	Appraisal adjustments	0.0%	-	-68.6%	(-14.5%)
		collateral (1)	Liquidation expenses			-14.7%	(-14.7%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2013		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$4,073	Appraisal of	Appraisal adjustments	0.0%	-	-25.0%	(-2.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-23.2%	(-6.7%)

Other real estate owned	9,182	Appraisal of	Appraisal adjustments	0.0%	-	-62.5%	(-11.2%)
		collateral (1)	Liquidation expenses	-2.8%	-	-6.8%	(-5.0%)

Loans and leases held for sale	1,446	Appraisal of	Agreement of sale			0.0%
		collateral (1)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and December 31, 2013. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

Derivative instruments:

The Company has contracted with a third party vendor to provide periodic valuations for its interest rate derivatives to determine the fair value of its interest rate swaps. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis and extensions of the Black-Scholes model. Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

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

The tables below indicate the fair value of the Company’s financial instruments at December 31, 2014 and December 31, 2013.

			Fair Value Measurements
			At December 31, 2014
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$30,790	$30,790	$30,790	$—	$—
Investment securities available for sale	250,368	250,368	50	246,284	4,034
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,622	2,622	—	—	2,622
Loans, net	403,424	400,979	—	—	400,979
Accrued interest receivable	5,270	5,270	—	5,270	—
Financial Liabilities:
Demand deposits	73,665	73,665	—	73,665	—
NOW and money markets	212,739	212,739	—	212,739	—
Savings	18,721	18,721	—	18,721	—
Time deposits	225,300	223,788	—	223,788	—
Long-term borrowings	92,426	90,022	—	90,022	—
Subordinated debt	25,774	25,091	—	25,091	—
Accrued interest payable	726	726	—	726	—
Derivative Instruments:
Interest rate swaps	187	187	—	187	—

			Fair Value Measurements
			At December 31, 2013
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$16,844	$16,844	$16,844	$—	$—
Investment securities available for sale	308,727	308,727	49	304,053	4,625
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	4,204	4,204	—	—	4,204
Loans held for sale	1,446	1,446	—	—	1,446
Loans, net	352,810	349,336	—	—	349,336
Accrued interest receivable	7,054	7,054	—	7,054	—
Financial Liabilities:
Demand deposits	60,473	60,473	—	60,473	—
NOW and money markets	210,053	210,053	—	210,053	—
Savings	17,593	17,593	—	17,593	—
Time deposits	240,845	239,102	—	239,102	—
Short-term borrowings	10,000	10,000	10,000	—	—
Long-term borrowings	97,881	94,896	—	94,896	—
Subordinated debt	25,774	26,000	—	26,000	—
Accrued interest payable	965	965	—	965	—

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

Note 22.Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the CEO and the CFO. The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.

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

Tax liens

At December 31, 2014, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively.  Prior to December 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The Company’s tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$712,508	$20,045	$732,553
Total deposits	$530,425	$—	$530,425

Interest income	$27,484	$1,300	$28,784
Interest expense	5,401	1,083	6,484
Net interest income	$22,083	$217	$22,300
(Credit) provision for loan and lease losses	(1,328)	461	(867)
Total non-interest income	2,639	896	3,535
Total non-interest expense	19,785	2,079	21,864
Income tax benefit	(654)	—	(654)
Net income (loss)	$6,919	$(1,427)	$5,492
Noncontrolling interest	$548	$(166)	$382
Net income (loss) attributable to Royal Bancshares	$6,371	$(1,261)	$5,110

	Year ended December 31, 2013
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$706,026	$26,228	$732,254
Total deposits	$528,964	$—	$528,964

Interest income	$25,097	$2,427	$27,524
Interest expense	5,899	1,458	7,357
Net interest income	$19,198	$969	$20,167
(Credit) provision for loan and lease losses	(1,459)	587	(872)
Total non-interest income	5,476	1,388	6,864
Total non-interest expense	21,959	4,371	26,330
Income tax expense	42	—	42
Net income (loss)	$4,132	$(2,601)	$1,531
Noncontrolling interest	$462	$(1,040)	$(578)
Net income (loss) attributable to Royal Bancshares	$3,670	$(1,561)	$2,109

Interest income earned by the community banking segment related to the tax liens segment was approximately $1.1 million and $1.5 million for the year ended December 31, 2014 and 2013, respectively.

NOTE 23.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for the parent company only follows.

CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2014	2013
Assets
Cash	$6,260	$1,333
Investment in non-bank subsidiaries	31,027	29,795
Investment in Royal Bank	50,834	42,165
Other assets	10	15
Total assets	$88,131	$73,308
Subordinated debentures	25,774	25,774
Other liabilities	138	—
Stockholders' equity	62,219	47,534
Total liabilities and stockholders' equity	$88,131	$73,308

CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
(In thousands)	2014	2013
Income
Other income	$19	$25
Total Income	19	25
Expenses
Other expenses	281	499
Interest on subordinated debentures	623	809
Total Expenses	904	1,308

Loss before income taxes and equity in undistributed net loss	(885)	(1,283)
Equity in undistributed net income	5,995	3,392
Net income	$5,110	$2,109

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$5,110	$2,109
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed losses from subsidiaries	(5,995)	(3,392)
Interest on subordinated debentures	(623)	(2,419)
Net cash used in operating activities	(1,508)	(3,702)
Net cash provided by investing activities	—	—
Cash flows from financing activities
Issuance of common stock	19,794	—
Redemption of preferred stock	(13,943)	—
Other, net	584	296
Net cash provided by financing activities	6,435	296
Net increase (decrease) in cash and cash equivalents	4,927	(3,406)
Cash and cash equivalents at beginning of period	1,333	4,739
Cash and cash equivalents at end of period	$6,260	$1,333

NOTE 24. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2014 and 2013, on a quarterly basis, for the Company:

	For the year ended December 31, 2014
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,233	$7,191	$7,209	$7,151
Interest expense	1,614	1,623	1,622	1,625
Net interest income	5,619	5,568	5,587	5,526
Credit for loan and lease losses	(102)	(51)	(75)	(639)
Net interest income after provision	5,721	5,619	5,662	6,165
Other income	743	1,204	816	772
Other expenses	6,136	5,375	5,031	5,322
Income before income tax	328	1,448	1,447	1,615
Income tax benefit	(654)	-	-	-
Net income	$982	$1,448	$1,447	$1,615
Less net income attributable to noncontrolling interest	171	25	69	117
Net income attributable to Royal Bancshares of Pennsylvania, Inc.	$811	$1,423	$1,378	$1,498
Net income available to common shareholders	$378	$1,271	$549	$834
Net income per common share
Basic and diluted	$0.01	$0.05	$0.04	$0.06

The sum of the 2014 quarterly amounts for basic and diluted earnings per share do not equal the total earnings per share for 2014 due to 16.7 million shares of common stock issued in the third quarter of 2014.

	For the year ended December 31, 2013
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,069	$6,960	$6,743	$6,752
Interest expense	1,690	1,890	1,797	1,980
Net interest income	5,379	5,070	4,946	4,772
(Credit) provision for loan and lease losses	(676)	218	(163)	(251)
Net interest income after provision	6,055	4,852	5,109	5,023
Other income	2,558	1,937	961	1,408
Other expenses	6,333	6,290	7,567	6,140
Income (loss) before income tax	2,280	499	(1,497)	291
Income tax expense	42	-	-	-
Net income (loss)	$2,238	$499	$(1,497)	$291
Less net (loss) income attributable to noncontrolling interest	(214)	157	(694)	173
Net income attributable to Royal Bancshares of Pennsylvania, Inc.	$2,452	$342	$(803)	$118
Net income (loss) available to common shareholders	$1,930	$(178)	$(1,321)	$(397)
Net income (loss) per common share
Basic and diluted	$0.14	$(0.01)	$(0.10)	$(0.03)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.   The CEO and CFO had concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 as a result of the material weakness relating to internal controls over financial reporting for income taxes described below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment under the COSO framework, the Company’s management concluded that the Company’s control over financial reporting was effective as of December 31, 2014.  The Company’s management concluded that the Company’s control over financial reporting was not effective as of December 31, 2013. Management identified a material weakness in internal controls over financial reporting for income taxes. The Company’s procedures and controls related to financial reporting were not effective to ensure that amounts related to a net income tax receivable were accurate.  The Company outsources to a third party CPA firm the preparation of annual tax returns.  Specifically the Company did not have procedures in place to review the CPA firm’s supporting work papers, to reconcile tax payments made by the Company and refunds received from the IRS, and to reconcile the numerous amended tax returns for tax years 2005 through 2007.  These amended returns were filed during the time period 2008 through 2011. In the fourth quarter of 2013, after an IRS joint committee closed their review of amended returns, management determined that a cumulative net income tax receivable, which had been created by carrying back net losses from 2008 through 2009, would not be realized.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During 2014, the Company’s management, with the assistance of a nationally recognized independent public accounting firm, revised its accounting process related to income tax management and remediated the material weakness with respect to internal controls related to the accounting for income taxes.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement to be used in connection with the 2015 Annual Meeting of Shareholders under the captions “Information About Nominees, Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2015 Annual Meeting of Shareholders, under the captions “Summary Compensation Table,” “Grants of Plan-Based Awards – 2014,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Retirement Plans,” “Non-Qualified Deferred Compensation Plans,” “Other Potential Post-Employment Payments,” “Director Compensation Table,” “Outstanding Options Held by Directors,” “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report,” which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in the Company’s Proxy Statement to be used in connection with the 2015 Annual Meeting of Shareholders, under the captions “Principal Shareholders” and “Information About Nominees, Continuing Directors and Executive Officers,” which pages are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2014:

Outside Director Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	12,724	$21.83	—
Equity compensation plan not approved by security holders	—	—	—
Total	12,724	$21.83	—

Employee Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	35,612	$21.82	—
Equity compensation plan not approved by security holders	—	—	—
Total	35,612	$21.82	—

Long Term Incentive Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	130,709	$5.60	869,291
Equity compensation plan not approved by security holders	—	—	—
Total	130,709	$5.60	869,291

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Company’s Proxy Statement to be used in connection with the 2015 Annual Meeting of Shareholders, under the caption “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears under the caption “Audit Committee Report” of the Proxy Statement to be used in connection with the 2015 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a.)	1.	Financial Statements

		The following financial statements are included by reference in Part II, Item 8 hereof.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets.
		Consolidated Statements of Income.
		Consolidated Statements of Comprehensive Income (Loss).
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

	10.1	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007.)*

10.2

Letter Agreement, including Securities Purchase Agreement - Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.3

Side Letter Agreement, dated February 20, 2009, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.4

Employment Agreement, dated March 4, 2015, between the Company, Royal Bank America and F. Kevin Tylus.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.)*

10.5

Change in Control Agreement between the Company, Royal Bank America and Michael S. Thompson dated March 10, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.)*

10.6

Change in Control Agreement between the Company, Royal Bank America and Lars Eller dated March 10, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.)*

10.7

Change in Control Agreement between the Company, Royal Bank America and Kathryn McDonald dated March 10, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.)*

10.8

Change in Control Agreement between the Company, Royal Bank America and Mark Beidermann dated March 10, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.)*

10.9	Royal Bank America Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)*

10.10	SERP Participation Agreement, as amended — Robert Tabas. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)*

10.11	SERP Participation Agreement, as amended — Murray Stempel. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)*

11.	Statement re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note 19, “Earnings Per Common Share”.)

21.	Subsidiaries of Registrant.

23.	Consents of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

* Denotes compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ F. Kevin Tylus	By: /s/ Michael S. Thompson
F. Kevin Tylus	Michael S. Thompson
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
March 26, 2015	March 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Robert R. Tabas	By: /s/ F. Kevin Tylus
Robert R. Tabas	F. Kevin Tylus
Chairman of the Board	President and Chief Executive Officer/Director
March 26, 2015	March 26, 2015

By: /s/ Edward F. Bradley	By: /s/ William Hartman
Edward F. Bradley	William Hartman
Director	Lead Independent Director
March 26, 2015	March 26, 2015

By: /s/ Wayne R. Huey, Jr.	By: /s/ Michael Piracci
Wayne R. Huey, Jr	Michael Piracci
Director	Director
March 26, 2015	March 26, 2015

By: /s/ Linda Tabas Stempel	By: /s/ Murray Stempel, III
Linda Tabas Stempel	Murray Stempel, III
Director	Director
March 26, 2015	March 26, 2015

By: /s/ Gerard M. Thomchick	By: /s/ Howard Wurzak
Gerard M. Thomchick	Howard Wurzak
Director	Director
March 26, 2015	March 26, 2015