Form 10-Q
period 2015-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2015-05-13
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:          March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2015
$2.00 par value	27,818,286

Class B Common Stock	Outstanding at April 30, 2015
$0.10 par value	1,931,692

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	March 31,	December 31,
	2015	2014
ASSETS	(In thousands, except share and per data)
Cash and due from banks	$9,883	$9,642
Interest bearing deposits	31,735	21,148
Total cash and cash equivalents	41,618	30,790
Investment securities available for sale (“AFS”), at fair value	227,762	250,368
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,622	2,622
Loans and leases (“LHFI”)	418,686	415,132
Less allowance for loan and lease losses	10,897	11,708
Net loans and leases	407,789	403,424
Bank owned life insurance	15,762	15,636
Accrued interest receivable	4,873	5,270
Other real estate owned (“OREO”), net	10,541	9,779
Premises and equipment, net	5,125	5,201
Other assets	6,863	7,213
Total assets	$725,205	$732,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$76,808	$73,665
Interest bearing	443,478	456,760
Total deposits	520,286	530,425
Long-term borrowings	92,312	92,426
Subordinated debentures	25,774	25,774
Accrued interest payable	1,270	726
Other liabilities	20,492	20,596
Total liabilities	660,134	669,947
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 18,856 shares outstanding	18,856	18,856
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 28,200,269	56,400	56,400
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 1,931,692	193	193
Additional paid in capital	110,529	110,697
Accumulated deficit	(114,273)	(115,864)
Accumulated other comprehensive loss	(1,658)	(2,492)
Treasury stock - at cost, shares of Class A, 383,403 and 398,365 at March 31, 2015 and December 31, 2014, respectively	(5,361)	(5,571)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	64,686	62,219
Noncontrolling interest	385	387
Total equity	65,071	62,606
Total liabilities and shareholders’ equity	$725,205	$732,553

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended
	March 31,
(In thousands, except per share data)	2015	2014
Interest Income
Loans and leases, including fees	$5,699	$5,224
Investment securities	1,576	1,922
Deposits in banks	5	5
Total Interest Income	7,280	7,151
Interest Expense
Deposits	908	913
Short-term borrowings	—	5
Long-term borrowings	663	707
Total Interest Expense	1,571	1,625
Net Interest Income	5,709	5,526
Credit for loan and lease losses	(580)	(639)
Net Interest Income after Credit for Loan and Lease Losses	6,289	6,165
Non-interest Income
Service charges and fees	195	313
Net gains on sales of loans and leases	—	137
Net gains on sales of other real estate owned	280	129
Income from bank owned life insurance	126	129
Net gains on the sale of AFS investment securities	187	—
Other income	59	64
Total Non-interest Income	847	772
Non-interest Expense
Employee salaries and benefits	2,611	2,380
Occupancy and equipment	756	630
Professional and legal fees	423	603
OREO expenses and impairment	322	286
Pennsylvania shares tax	113	275
FDIC and state assessments	193	255
Communications and data processing	200	153
Provision for credit losses on off-balance sheet credit exposures	127	79
Directors’ fees	118	121
Marketing and advertising	45	116
Insurance	78	110
Other operating expenses	389	314
Total Non-interest Expense	5,375	5,322
Income Before Tax Expense	1,761	1,615
Income Tax Expense	—	—
Net Income	$1,761	$1,615
Less Net Income Attributable to Noncontrolling Interest	$170	$117
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$1,591	$1,498
Less Preferred Stock Series A Accumulated Dividend and Accretion	$424	$664
Net Income Available to Common Shareholders	$1,167	$834
Per Common Share Data:
Net Income — Basic and Diluted	$0.04	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended
	March 31,
(In thousands)	2015	2014
Net income	$1,761	$1,615
Other comprehensive income, net of tax
Unrealized gains on investment securities:
Unrealized holding gains arising during period, net of tax effect	1,095	2,197
Less reclassification adjustment for gains realized in net income (1)	123	—
Unrealized gains on investment securities	972	2,197
Unrecognized benefit obligation:
Reclassification adjustment for amortization (2)	(17)	(18)
Unrecognized benefit obligation expense	(17)	(18)
Unrealized loss on derivative instrument, net of tax effect	(121)	—
Other comprehensive income	834	2,215
Comprehensive income	2,595	3,830
Less net income attributable to noncontrolling interest	170	117
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$2,425	$3,713

1.	Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income. See Note 15. Comprehensive Income (Loss).
2.	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income. See Note 15. Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2015-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	(loss)	stock	Interest	Equity
Balance January 1, 2015	$18,856	28,200	$56,400	1,932	$193	$110,697	$(115,864)	$(2,492)	$(5,571)	$387	$62,606
Net income							1,591			170	1,761
Other comprehensive income, net of reclassifications and taxes								834			834
Distributions to noncontrolling interests										(172)	(172)
Treasury shares issued for compensation (14,962 shares)						(184)			210		26
Stock option expense						16					16
Balance March 31, 2015	$18,856	28,200	$56,400	1,932	$193	$110,529	$(114,273)	$(1,658)	$(5,361)	$385	$65,071

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March  31, 2014-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							1,498			117	1,615
Other comprehensive income, net of reclassifications and taxes								2,215			2,215
Distributions to noncontrolling interests										(53)	(53)
Common stock conversion from Class B to Class A		19	37	(16)	(2)		(35)				—
Accretion of discount on preferred stock	148						(148)				—
Treasury shares issued for compensation						(192)			214		22
Stock option expense						1					1
Balance March 31, 2014	$30,098	11,489	$22,977	1,971	$197	$127,108	$(119,081)	$(3,907)	$(6,122)	$335	$51,605

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Three months ended March 31,

(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$1,591	$1,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	96
Stock compensation expense	16	1
Credit for loan and lease losses	(580)	(639)
Impairment charge for OREO	130	175
Net amortization of AFS investment securities	410	555
Net accretion on loans	(110)	(104)
Gains on sales of loans and leases	—	(137)
Net gains on sales of OREO	(280)	(129)
Net gains on sales of investment securities	(187)	—
Income from bank owned life insurance	(126)	(129)
Changes in assets and liabilities:
Decrease in accrued interest receivable	397	379
(Increase) decrease in other assets	(277)	331
Increase in accrued interest payable	544	470
Decrease in other liabilities	(104)	(668)
Net cash provided by operating activities	1,569	1,699
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	8,226	10,466
Proceeds from sales of AFS investment securities	18,698	—
Purchase of AFS investment securities	(2,884)	(11,341)
Redemption of Federal Home Loan Bank stock	—	200
Proceeds from sales of loans and leases	—	1,798
Net (increase) decrease in loans	(4,762)	5,063
Additions to OREO	(173)	—
Purchase of premises and equipment	(69)	(215)
Proceeds from sales of OREO	648	875
Net cash provided by investing activities	19,684	6,846

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Three months ended March 31,

	2015	2014
Cash flows from financing activities:
Increase in demand and NOW accounts	$857	$5,783
(Decrease) increase in money market and savings accounts	(7,455)	6,865
Decrease in certificates of deposit	(3,541)	(8,980)
Repayments of short-term borrowings	—	(5,000)
Repayments of long-term borrowings	(114)	(114)
Distributions to noncontrolling interest	(172)	(53)
Net cash used in financing activities	$(10,425)	$(1,499)
Net increase in cash and cash equivalents	10,828	7,046
Cash and cash equivalents at the beginning of the period	30,790	16,844
Cash and cash equivalents at the end of the period	$41,618	$23,890
Supplemental Disclosure
Interest paid	$1,027	$1,155
Transfers to OREO	$1,087	$672

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.Summary of Significant Accounting Policies

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares”, the “Company”, “We” or “Our”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”).  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2014 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net income for the periods presented herein as a result of the reclassification.

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

The objectives in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in ASU 2014-04 are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted. The adoption of ASU 2014-04 did not have a significant impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03,  Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is consistent with FASB Concepts Statement No.6, Elements of Financial Statements, which states that debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this ASU. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Earlier adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial condition and results of operations.

Note 2.Regulatory Matters and Significant Risks or Uncertainties

Federal Reserve Agreement

In March 2010, we agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, a memorandum of understanding (“MOU”), with the Federal Reserve Bank, effective July 17, 2013.  Included in this MOU are certain continued reporting requirements and a requirement that we receive the prior approval of the Federal Reserve Bank and the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System prior to declaring or paying any dividends on our capital stock, making interest payments related to our outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock. The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the 30,407 shares of Series A Preferred Stock.  We made the decision to suspend the preferred cash dividends in order to support the liquidity position of Royal Bank.  The dividend in arrears on the outstanding 18,856 shares of Series A preferred stock is approximately $7.1 million and includes additional dividends on arrearages.  In the event we declared the preferred dividend in arrears our equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Under the MOU, we may not declare or pay any dividends on our capital stock or make interest payments related to our outstanding trust preferred securities or subordinate securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the first quarter of 2015,  we received approval from the Federal Reserve Bank and paid the first quarter interest payment on the trust preferred securities in March 2015.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2015 and December 31, 2014 are as follows:

As of March 31, 2015		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,124	$—	$(405)	$25,719
Mortgage-backed securities-residential	19,835	409	(37)	20,207
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	150,014	3,135	(544)	152,605
Non-agency	3,484	44	—	3,528
Corporate bonds	11,595	199	(16)	11,778
Municipal bonds	10,101	148	(16)	10,233
Other securities	2,654	1,031	(19)	3,666
Common stocks	26	—	—	26
Total available for sale	$223,833	$4,966	$(1,037)	$227,762

As of December 31, 2014		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

*Other comprehensive income

The amortized cost and fair value of investment securities at March 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2015
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$1,000	$1,012
After 1 but within 5 years	12,399	12,400
After 5 but within 10 years	25,309	25,325
After 10 years	9,112	8,993
Mortgage-backed securities-residential	19,835	20,207
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	150,014	152,605
Non-agency	3,484	3,528
Total available for sale debt securities	221,153	224,070
No contractual maturity	2,680	3,692
Total available for sale securities	$223,833	$227,762

Proceeds from the sales of AFS investments during the three months ended March 31, 2015 and 2014 were $18.7 million and $0 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2015	2014
Gross realized gains	$187	$—
Gross realized losses	—	—
Net realized gains (losses)	$187	$—

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

March 31, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$25,719	$(405)	8	$25,719	$(405)	8
Mortgage-backed securities-residential	—	—	—	2,859	(37)	1	2,859	(37)	1
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	11,216	(36)	4	28,775	(508)	9	39,991	(544)	13
Corporate bonds	1,995	(5)	2	989	(11)	1	2,984	(16)	3
Municipal bonds	2,073	(15)	2	1,005	(1)	1	3,078	(16)	3
Other securities	240	(19)	1	—	—	—	240	(19)	1
Total available for sale	$15,524	$(75)	9	$59,347	$(962)	20	$74,871	$(1,037)	29

December 31, 2014	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$25,289	$(834)	8	$25,289	$(834)	8
Mortgage-backed securities-residential	—	—	—	8,913	(61)	3	8,913	(61)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	36,757	(204)	12	38,798	(880)	12	75,555	(1,084)	24
Non-agency	1,432	(14)	1	—	—	—	1,432	(14)	1
Corporate bonds	8,054	(25)	5	991	(9)	1	9,045	(34)	6
Municipal bonds	1,639	(7)	2	3,079	(28)	4	4,718	(35)	6
Total available for sale	$47,882	$(250)	20	$77,070	$(1,812)	28	$124,952	$(2,062)	48

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. We did not record OTTI charges to earnings during the first quarter of 2015 and 2014.  There was no credit-related impairment losses on debt securities held at March 31, 2015 or March 31, 2014 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of March 31, 2015, we had 8 U.S. Agency securities with a fair value of $25.7 million and gross unrealized losses of $405,000.  All 8 bonds had been in an unrealized loss position for twelve months or longer at March 31, 2015. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2015.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of March 31, 2015, we had one mortgage-backed security with a fair value of $2.9 million and a gross unrealized loss of $37,000.  This mortgage-backed security had been in an unrealized loss position of twelve months or longer. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for this security is guaranteed by a U.S. government-sponsored enterprise. Based on its assessment of these factors, management believes that the unrealized loss on this debt security is a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of this security. We do not intend to sell this security before recovery of its cost basis and have not determined that it is not more likely than not that we will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at March 31, 2015.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of March 31, 2015, we had 13 Agency CMOs with a fair value of $40.0 million and gross unrealized losses of $544,000.  Nine of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining 4 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2015.

Corporate bonds:  As of March 31, 2015, we had three corporate bonds with a fair value of $3.0 million and gross unrealized losses of $16,000.  One of the corporate bonds had been in an unrealized loss position for twelve months or longer and two bonds had been in an unrealized loss position for less than twelve months. These bonds are investment grade.  Our unrealized losses in investments in these corporate bonds represent interest rate risk and not credit risk of the underlying issuers. Management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) our intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimates, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Based on the analysis, there was no credit-related loss on the bonds.  Because we do not intend to sell the corporate bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider any of the three bonds to be other-than-temporarily impaired at March 31, 2015.

Municipal bonds:  As of March 31, 2015, we had three municipal bonds with a fair value $3.1 million and gross unrealized losses of $16,000.  Two of the municipal bonds had been in an unrealized loss position for less than twelve months and one municipal bond had been in an unrealized loss position for twelve months or longer. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at March 31, 2015.

Other securities:  As of March 31, 2015, we had six investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, we review the funds’ financials, asset values, and near-term projections.  At March 31, 2015, one of the private equity fund investments had a fair value of $240,000 and an unrealized loss of $19,000.  OTTI charges were recorded in a prior period on this fund.  Management concluded that there was no additional impairment on this investment as of March 31, 2015.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of LHFI are as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Commercial real estate	$194,277	$175,038
Construction and land development	18,610	45,662
Commercial and industrial	83,240	76,489
Multi-family	17,594	13,823
Residential real estate	43,416	42,992
Leases	53,473	51,583
Tax certificates	5,608	7,191
Consumer	2,468	2,354
Total LHFI, net of unearned income	$418,686	$415,132

We use a nine point grading risk classification system commonly used in the financial services industry as the credit quality indicator.  The first four classifications are rated Pass.  The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss. The risk rating is related to the underlying credit quality and probability of default.  These risk ratings are used in the calculation of the allowance for loan and lease losses.

•	Pass: includes credits that demonstrate a low probability of default;
•

Pass-watch: a warning classification which includes credits that are beginning to demonstrate above average risk through declining earnings, strained cash flows, increased leverage and/or weakening market fundamentals;

•

Special mention: includes credits that have potential weaknesses that if left uncorrected could weaken the credit or result in inadequate protection of our position at some future date. While potentially weak, credits in this classification are marginally acceptable and loss of principal or interest is not anticipated;

•

Substandard accrual: includes credits that exhibit a well-defined weakness which currently jeopardizes the repayment of debt and liquidation of collateral even though they are currently performing. These credits are characterized by the distinct possibility that we may incur a loss in the future if these weaknesses are not corrected;

•

Non-accrual (substandard non-accrual, doubtful, loss): includes credits that demonstrate serious problems to the point that it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

All loans, at the time of presentation to the appropriate loan committee, are assigned an initial loan risk rating by the Chief Credit Officer (“CCO”). From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

The following tables present risk ratings for each loan portfolio classification at March 31, 2015 and December 31, 2014, excluding LHFS.

As of March 31, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$153,647	$34,902	$2,170	$320	$3,238	$194,277
Construction and land development	3,044	14,942	—	—	624	18,610
Commercial and industrial	57,043	15,105	5,314	3,333	2,445	83,240
Multi-family	16,781	300	513	—	—	17,594
Residential real estate	42,427	—	—	—	989	43,416
Leases	52,933	294	24	—	222	53,473
Tax certificates	4,774	—	—	—	834	5,608
Consumer	2,387	81	—	—	—	2,468
Total LHFI, net of unearned income	$333,036	$65,624	$8,021	$3,653	$8,352	$418,686

As of December 31, 2014
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$140,045	$27,229	$2,512	$1,568	$3,684	$175,038
Construction and land development	12,861	32,165	—	—	636	45,662
Commercial and industrial	60,500	8,527	1,608	3,337	2,517	76,489
Multi-family	12,995	310	518	—	—	13,823
Residential real estate	42,033	—	—	—	959	42,992
Leases	51,113	152	1	—	317	51,583
Tax certificates	5,491	—	—	—	1,700	7,191
Consumer	2,194	160	—	—	—	2,354
Total LHFI, net of unearned income	$327,232	$68,543	$4,639	$4,905	$9,813	$415,132

The following tables present an aging analysis of past due payments for each loan portfolio classification at March 31, 2015 and December 31, 2014, excluding LHFS.

As of March 31, 2015	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$2,773	$503	$—	$3,238	$187,763	$194,277
Construction and land development	—	—	—	624	17,986	18,610
Commercial and industrial	125	428	—	2,445	80,242	83,240
Multi-family	199	—	—	—	17,395	17,594
Residential real estate	183	—	—	989	42,244	43,416
Leases	24	222	—	222	53,005	53,473
Tax certificates	—	—	—	834	4,774	5,608
Consumer	—	—	—	—	2,468	2,468
Total LHFI, net of unearned income	$3,304	$1,153	$—	$8,352	$405,877	$418,686

As of December 31, 2014	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$311	$533	$—	$3,684	$170,510	$175,038
Construction and land development	—	—	—	636	45,026	45,662
Commercial and industrial	92	449	—	2,517	73,431	76,489
Multi-family	—	—	—	—	13,823	13,823
Residential real estate	165	162	—	959	41,706	42,992
Leases	152	1	—	317	51,113	51,583
Tax certificates	—	—	—	1,700	5,491	7,191
Consumer	—	—	—	—	2,354	2,354
Total LHFI, net of unearned income	$720	$1,145	$—	$9,813	$403,454	$415,132

If interest had accrued on non-accrual loans, such income would have been approximately $204,000 and $275,000 for the three months ended March 31, 2015 and 2014, respectively.

Impaired Loans

Total cash collected on impaired loans during the three months ended March 31, 2015 and 2014 was $1.3 million and $2.0 million respectively, of which $1.1 million and $1.7 million was credited to the principal balance outstanding on such loans, respectively.

Troubled Debt Restructurings

The following table details our TDRs that are on an accrual status and non-accrual status at March 31, 2015 and December 31, 2014.

	As of March 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,863	$—	$2,863
Construction and land development	2	—	624	624
Commercial and industrial	5	3,637	1,398	5,035
Residential real estate	1	—	100	100
Total	11	$6,500	$2,122	$8,622

	As of December 31, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	2	$2,856	$—	$2,856
Construction and land development	3	47	636	683
Commercial and industrial	6	3,670	1,448	5,118
Residential real estate	1	—	102	102
Total	12	$6,573	$2,186	$8,759

At March 31, 2015, all of the TDRs were in compliance with their restructured terms. We did not classify any loan modifications as TDRs during the first quarter of 2015. The following table presents restructured loans that occurred during the three months ended March 31, 2014.

Modifications by type for the three months ended March 31, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial and industrial	2	$—	$45	$—	$28	$73	$73	$73
Total	2	$—	$45	$—	$28	$73	$73	$73

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of March 31, 2015, December 31, 2014 and March 31, 2014.

Allowance for Loan and Lease Losses

For the three months ended March 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	—	—	(340)	—	—	(103)	(425)	—	—	(868)
Recoveries	350	248	1	—	8	11	19	—	—	637
(Credit) provision	83	(1,464)	594	60	41	41	81	(4)	(12)	(580)
Ending balance	$4,885	$1,076	$2,035	$345	$665	$1,378	$342	$34	$137	$10,897
Ending balance: related to loans individually evaluated for impairment	$231	$80	$1	$—	$30	$36	$8	$—	$—	$386
Ending balance: related to loans collectively evaluated for impairment	$4,654	$996	$2,034	$345	$635	$1,342	$334	$34	$137	$10,511

Loans Held for Investment and Evaluated for Impairment

For the three months ended March 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$194,277	$18,610	$83,240	$17,594	$43,416	$53,473	$5,608	$2,468	$—	$418,686
Ending balance: individually evaluated for impairment	$6,327	$624	$5,650	$—	$989	$77	$834	$—	$—	$14,501
Ending balance: collectively evaluated for impairment	$187,950	$17,986	$77,590	$17,594	$42,427	$53,396	$4,774	$2,468	$—	$404,185

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(354)	(172)	(452)	—	—	(793)	(350)	—	—	(2,121)
Recoveries	—	940	27	—	15	42	1	—	—	1,025
(Credit) provision	(692)	(792)	(801)	(117)	128	957	461	23	(34)	(867)
Ending balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Ending balance: related to loans individually evaluated for impairment	$200	$—	$301	$—	$28	$80	$432	$—	$—	$1,041
Ending balance: related to loans collectively evaluated for impairment	$4,252	$2,292	$1,479	$285	$588	$1,349	$235	$38	$149	$10,667
LHFI
Ending balance	$175,038	$45,662	$76,489	$13,823	$42,992	$51,583	$7,191	$2,354	$—	$415,132
Ending balance: individually evaluated for impairment	$6,795	$683	$5,846	$—	$959	$95	$1,700	$—	$—	$16,078
Ending balance: collectively evaluated for impairment	$168,243	$44,979	$70,643	$13,823	$42,033	$51,488	$5,491	$2,354	$—	$399,054

Allowance for Loan and Lease Losses

For the three months ended March 31, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(350)	—	(452)	—	—	(118)	(265)	—	—	(1,185)
Recoveries	—	—	4	—	2	13	—	—	—	19
Provision (credit)	(220)	(53)	(696)	(1)	15	239	97	2	(22)	(639)
Ending balance	$4,928	$2,263	$1,862	$401	$490	$1,357	$387	$17	$161	$11,866
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$22	$116	$—	$—	$—	$138
Ending balance: related to loans collectively evaluated for impairment	$4,928	$2,263	$1,862	$401	$468	$1,241	$387	$17	$161	$11,728

Loans Held for Investment and Evaluated for Impairment

For the three months ended March 31, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$150,111	$45,751	$68,664	$11,876	$26,465	$43,644	$11,182	$965	$—	$358,658
Ending balance: individually evaluated for impairment	$4,800	$3,446	$6,630	$—	$746	$139	$1,137	$—	$—	$16,898
Ending balance: collectively evaluated for impairment	$145,311	$42,305	$62,034	$11,876	$25,719	$43,505	$10,045	$965	$—	$341,760

The following tables detail the LHFI that were evaluated for impairment by loan classification at March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$5,486	$5,447	$—
Construction and land development	289	254	—
Commercial and industrial	5,575	5,270	—
Tax certificates	988	550	—
Total:	$12,338	$11,521	$—

With an allowance recorded:
Commercial real estate	$1,130	$880	$231
Construction and land development	546	370	80
Commercial and industrial	2,500	380	1
Residential real estate	1,041	989	30
Leasing	77	77	36
Tax certificates	4,336	284	8
Total:	$9,630	$2,980	$386

	At and for the year ended December 31, 2014
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$6,632	$6,113	$—	$5,089	$98
Construction and land development	894	683	—	2,233	71
Commercial and industrial	5,358	5,118	—	5,786	208
Tax certificates	1,120	890	—	867	—
Total:	$14,004	$12,804	$—	$13,975	$377

With an allowance recorded:
Commercial real estate	$926	$682	$200	$529	$—
Construction and land development	—	—	—	145	—
Commercial and industrial	2,500	728	301	688	—
Residential real estate	1,068	959	28	864	—
Leases	95	95	80	108	—
Tax certificates	4,835	810	432	145	—
Total:	$9,424	$3,274	$1,041	$2,479	$—

The following tables present the average recorded investment in impaired LHFI and the related interest income recognized for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31, 2015
	Average	Interest
	recorded	income
(In thousands)	investment	recognized
Commercial real estate	$6,643	$167
Construction and land development	642	—
Commercial and industrial	5,779	49
Residential real estate	962	—
Leasing	68	—
Tax certificates	1,104	—
Total:	$15,198	$216

	For the three months ended March 31, 2014
	Average	Interest
	recorded	income
(In thousands)	investment	recognized
Commercial real estate	$5,192	$31
Construction and land development	3,706	14
Commercial and industrial	7,406	56
Residential real estate	710	—
Leasing	163	—
Tax certificates	590	—
Total:	$17,767	$101

Note 6.Other Real Estate Owned

At March 31, 2015, OREO is comprised of three real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 85 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from December 31, 2014 to March 31, 2015 and December 31, 2013 to December 31, 2014.

	For the three months ended March 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(26)	(622)	(648)
Net gains on sales	5	275	280
Transfers in	—	1,087	1,087
Cash additions	—	173	173
Impairment charge	—	(130)	(130)
Ending balance	$328	$10,213	$10,541

	For the year ended December 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,336)	(2,970)	(4,306)
Net gain on sales	59	684	743
Transfers in	—	2,919	2,919
Cash additions	—	1,330	1,330
Impairment charge	(99)	(425)	(524)
Ending balance	$349	$9,430	$9,779

At March 31, 2015, OREO was comprised of $229,000 in land, $10.2 million in tax liens, and residential real estate related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant with a fair value of $99,000.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 7.Deposits

Our deposit composition as of March 31, 2015 and December 31, 2014 is presented below:

	March 31,	December 31,
(In thousands)	2015	2014
Demand	$76,808	$73,665
NOW	44,229	46,515
Money Market	157,378	166,224
Savings	20,112	18,721
Time deposits (over $100)	87,811	87,209
Time deposits (under $100)	133,948	138,091
Total deposits	$520,286	$530,425

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of March 31, 2015, Royal Bank had $187.9 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $55.0 million at March 31, 2015 and December 31, 2014.  The advances and the line of credit are collateralized by FHLB stock, government agency securities and mortgage-backed securities.  As of March 31, 2015, investment securities with a market value of $38.6 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2015	$10,000	0.71%	$10,000	0.71%
2016	10,000	1.11%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$55,000		$55,000

2.	Other borrowings

We have a note payable with PNC Bank (“PNC”) at March 31, 2015 in the amount of $2.3 million compared to $2.4 million at December 31, 2014.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at March 31, 2015 was 0.32%.

At March 31, 2015 and December 31, 2014, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $10.0 million line of credit with a local financial institution, of which $0 is outstanding at March 31, 2015 and December 31, 2014, respectively.

3.	Subordinated debentures

We have outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.42% at March 31, 2015, and reset quarterly at 3-month LIBOR plus 2.15%.

Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and issued an aggregate principal amount of $387,000 of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to the Company.  We have fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

Under the MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in March of 2015.

Note 9.Derivative Instruments and Hedging Activity

In the fourth quarter of 2014, we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy. This derivative was used as part of the asset/liability management process, is linked to a specific liability, and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as a cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings.

The effects of the derivative instrument on the Consolidated Financial Statements for March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(467)	Other liabilities	June 24, 2021
Total:	$15,000	$(467)

	As of December 31, 2014
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(187)	Other liabilities	June 24, 2021
Total:	$15,000	$(187)

For the three months ended March 31, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(308)	Not Applicable	$—
Total:	$(308)		$—

For the year ended December 31, 2014
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(187)	Not Applicable	$—
Total:	$(187)		$—

Note 10.Commitments, Contingencies, and Concentrations

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$44,411	$48,929
Commitments to extend credit	11,330	6,430
Standby letters of credit and financial guarantees written	144	371

Legal Proceedings

From time to time, we are a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

Note 11.Shareholders’ Equity

1.	Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the Treasury, we issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of our Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and originally paid cumulative dividends at a rate of 5% per annum.  In February 2014, the cumulative dividend rate on the Series A Preferred Stock increased to 9% per annum.  The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  As a result of the shareholders’ right offering described below, the number of warrants to purchase the Company’s Class A common stock adjusted to 1,368,040 and the warrant exercise price decreased to $3.33 per share of the common stock.

We received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the Treasury.  The auction closed on June 19, 2014.  The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. We were allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by the Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company, occurred on July 2, 2014. As part of this redemption, we eliminated nearly $3.5 million in preferred dividend in arrears.

2.	Common Stock

Our Class A common stock trades on the NASDAQ Global Market under the symbol RBPAA.  There is no market for our Class B common stock.  The Class B shares may not be transferred in any manner except to the holder’s immediate family.  Class B shares may be converted to Class A shares at the rate of 1.15 to 1.  Shareholders are entitled to one vote for each Class A share and ten votes for each Class B share held.  Holders of either class of common stock are entitled to conversion equivalent per share dividends when declared.

To fund the purchase of the Series A Preferred Stock, as described above, we sold 11,666,667  shares of our Class A common stock in a private placement transaction at a price of $1.20 per share. Additionally, during the third quarter of 2014, we conducted a shareholder rights offering to existing shareholders to limit their ownership dilution from the sale of Class A common stock to the other investors in the private placement. We issued approximately 5.0 million shares and received gross proceeds of approximately $6.0 million.

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As a result of the Company’s repurchase of 11,551 shares of Series A Preferred Stock, approximately $3.5 million of the Series A Preferred stock dividend in arrears was eliminated. As of March 31, 2015, the Series A Preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $7.1 million and has not been recognized in the consolidated financial statements.  In the event we declared the preferred dividend our capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve Bank MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Note 12.Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. As of March 31, 2015, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2015 and the previous 18 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At March 31, 2015
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$80,591	16.22%	$39,745	8.00%	$49,681	10.00%
Tier 1 capital (to risk-weighted assets)	$74,323	14.96%	$29,809	6.00%	$39,745	8.00%
Tier 1 capital (to average assets, leverage)	$74,323	10.34%	$28,765	4.00%	$35,957	5.00%
Common equity Tier 1 (to risk-weighted assets)	$73,937	10.62%	$22,356	4.50%	$32,293	6.50%

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three
months ended
(In thousands)	March 31, 2015
RAP net loss	$(1,192)
Tax lien adjustment, net of noncontrolling interest	2,790
U.S. GAAP net income	$1,598

	At March 31, 2015
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.22%	16.70%
Tier 1 capital (to risk-weighted assets)	14.96%	15.44%
Tier 1 capital (to average assets, leverage)	10.34%	10.69%
Common equity Tier 1 (to risk-weighted assets)	10.62%	11.12%

The tables below reflect the Company’s capital ratios:

	At March 31, 2015
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$97,591	19.44%	$40,150	8.00%	$50,188	10.00%
Tier 1 capital (to risk-weighted assets)	$88,485	17.63%	$30,113	6.00%	$30,113	6.00%
Tier 1 capital (to average assets, leverage)	$88,485	12.17%	$29,075	4.00%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$47,019	9.37%	$22,585	4.50%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the three
months ended
(In thousands)	March 31, 2015
U.S. GAAP net income	$1,591
Tax lien adjustment, net of noncontrolling interest	(2,790)
RAP net loss	$(1,199)

	At March 31, 2015
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.44%	18.98%
Tier 1 capital (to risk-weighted assets)	17.63%	16.98%
Tier 1 capital (to average assets, leverage)	12.17%	11.70%
Common equity Tier 1 (to risk-weighted assets)	9.37%	8.85%

Note 13.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the years ended March 31, 2015 and 2014 included the following components:

	For the three months ended
	March 31,
(In thousands)	2015	2014
Service cost	$16	$15
Interest cost	134	155
Amortization of prior service cost	23	22
Amortization of actuarial loss	47	32
Net periodic benefit cost	$220	$224

We have unfunded pension plan obligations of $15.4 million as of March 31, 2015 compared to $15.3 million at December 31, 2014.  We plan to fund the pension plan obligations through existing Company owned life insurance policies.

Note 14.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months ended March 31, 2015 and 2014, 317,735 and 201,914 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,167	30,036	$0.04

Diluted EPS
Income available to common shareholders	$1,167	30,042	$0.04

	Three months ended March 31, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$834	13,316	$0.06

Note 15.Comprehensive Income (Loss)

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

	Three months ended March 31, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$1,844	$749	$1,095
Less reclassification adjustment for gains
realized in net income	187	64	123
Unrealized gains on investment securities	1,657	685	972
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(17)	—	(17)
Unrecognized benefit obligation	(17)	—	(17)
Unrealized loss on derivative instrument	(280)	(159)	(121)
Other comprehensive income, net	$1,360	$526	$834

	Three months ended March 31, 2014
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$3,165	$968	$2,197
Unrealized gains on investment securities	3,165	968	2,197
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(28)	(10)	(18)
Unrecognized benefit obligation	28	10	18
Other comprehensive income, net	$3,193	$978	$2,215

Note 16.Fair Value of Financial Instruments

Under FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, management uses quoted market prices to determine fair value.  If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates. If observable market-based inputs are not available, we use unobservable inputs to determine appropriate valuation adjustments using discounted cash flow methodologies.

Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three months ended March 31, 2015 and 2014.

Items Measured on a Recurring Basis

Our available for sale investment securities are recorded at fair value on a recurring basis.

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include common stocks.

Level 2 securities include obligations of U.S. government-sponsored agencies and debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The prices were obtained from third party vendors.  This category generally includes our mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate and municipal bonds.

Level 3 securities include investments in seven private equity funds which are predominantly invested in real estate.  The value of the private equity funds are derived from the funds’ financials and K-1 filings.  We also review the funds’ asset values and its near-term projections.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of March 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,719	$—	$25,719
Mortgage-backed securities-residential	—	20,207	—	20,207
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	152,605	—	152,605
Non-agency	—	3,528	—	3,528
Corporate bonds	—	11,778	—	11,778
Municipal bonds	—	10,233	—	10,233
Other securities	—	—	3,666	3,666
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$224,070	$3,666	$227,762
Liabilities:
Derivative instruments
Interest rate swaps	$—	$467	$—	$467

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available for sale
U.S. government agencies	$—	$25,289	$—	$25,289
Mortgage-backed securities-residential	—	22,387	—	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	168,977	—	168,977
Non-agency	—	3,731	—	3,731
Corporate bonds	—	15,727	—	15,727
Municipal bonds	—	10,173	—	10,173
Other securities	—	—	4,034	4,034
Common stocks	50	—	—	50
Total investment securities available for sale	$50	$246,284	$4,034	$250,368
Liabilities:
Derivative instruments
Interest rate swaps	$—	$187	$—	$187

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2015 and 2014:

(In thousands)	Other securities
Investment Securities Available for Sale	2015	2014
Beginning balance January 1,	$4,034	$4,625
Total gains/(losses) - (realized/unrealized):
Included in earnings-gain on sale	62	—
Included in other comprehensive income	(339)	284
Purchases	4	—
Sales and calls	(95)	(129)
Transfers in and/or out of Level 3	—	—
Ending balance March 31,	$3,666	$4,780

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of March 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,611	$2,611
Other real estate owned	—	—	3,758	3,758

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,812	$2,812
Other real estate owned	—	—	3,418	3,418

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2015 and December 31, 2014:

	Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,611	Appraisal of	Appraisal adjustments	0.0%	-	-40.0%	(-24.6%)
		collateral (1)	Liquidation expenses	0.0%	-	-24.0%	(-7.7%)

Other real estate owned	3,758	Appraisal of	Appraisal adjustments	0.0%	-	-73.3%	(-13.3%)
		collateral (1)	Liquidation expenses			-14.7%	(-14.7%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2014		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,812	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-20.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-24.0%	(-7.8%)

Other real estate owned	3,418	Appraisal of	Appraisal adjustments	0.0%	-	-68.6%	(-14.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-14.7%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at March 31, 2015 and December 31, 2014. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between  our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

Management uses quoted market prices to determine fair value of securities (level 1).  If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates (level 2). If observable market-based inputs are not available, we use unobservable inputs to determine appropriate valuation adjustments by reviewing the private equities funds’ financials and K-1 filings (level 3).

Other Investment (carried at cost):

This investment includes the Solomon Hess SBA Loan Fund, which we invested in to partially satisfy Royal Bank’s community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have its investment in the Fund redeemed for the balance of its capital account at any quarter end with 60 days notice to the Fund.  The investment in this Fund is recorded at cost.  We do not record this investment at fair value on a recurring basis, as this investment’s carrying amount approximates fair value.

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

Impaired loans (generally carried at fair value):

Impaired loans are accounted for under ASC Topic 310. Impaired loans are those in which we have measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Derivative instruments:

We have contracted with a third party vendor to provide periodic valuations for its interest rate derivatives to determine the fair value of its interest rate swaps. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis and extensions of the Black-Scholes model. Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

Off-balance sheet financial instruments (disclosed at cost):

Fair values of our off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  They are not shown in the table because the amounts are immaterial.

The tables below indicate the fair value of our financial instruments at March 31, 2015 and December 31, 2014.

			Fair Value Measurements
			At March 31, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$41,618	$41,618	$41,618	$—	$—
Investment securities available for sale	227,762	227,762	26	224,070	3,666
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,622	2,622	—	—	2,622
Loans, net	407,789	404,770	—	—	404,770
Accrued interest receivable	4,873	4,873	—	4,873	—
Financial Liabilities:
Demand deposits	76,808	76,808	—	76,808	—
NOW and money markets	201,607	201,607	—	201,607	—
Savings	20,112	20,112	—	20,112	—
Time deposits	221,759	219,851	—	219,851	—
Long-term borrowings	92,312	89,652	—	89,652	—
Subordinated debt	25,774	25,649	—	25,649	—
Accrued interest payable	1,270	1,270	—	1,270	—
Derivative Instruments:
Interest rate swaps	467	467	—	467	—

			Fair Value Measurements
			At December 31, 2014
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$30,790	$30,790	$30,790	$—	$—
Investment securities available for sale	250,368	250,368	50	246,284	4,034
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,622	2,622	—	—	2,622
Loans, net	403,424	400,979	—	—	400,979
Accrued interest receivable	5,270	5,270	—	5,270	—
Financial Liabilities:
Demand deposits	73,665	73,665	—	73,665	—
NOW and money markets	212,739	212,739	—	212,739	—
Savings	18,721	18,721	—	18,721	—
Time deposits	225,300	223,788	—	223,788	—
Long-term borrowings	92,426	90,022	—	90,022	—
Subordinated debt	25,774	25,091	—	25,091	—
Accrued interest payable	726	726	—	726	—
Derivative Instruments:
Interest rate swaps	187	187	—	187	—

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

Note 17.Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  Our chief operating decision makers are the CEO and the CFO. We have identified our reportable operating segments as “Community Banking” and “Tax Liens”.

Community banking

Our community banking segment, which includes Royal Bank, consists of commercial and retail banking and equipment leasing. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank and Royal Bank Leasing.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.

Tax liens

At March 31, 2015, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC has been liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$706,252	$18,953	$725,205
Total deposits	$520,286	$—	$520,286

Interest income	$7,037	$243	$7,280
Interest expense	1,344	227	1,571
Net interest income	$5,693	$16	$5,709
(Credit) provision for loan and lease losses	(661)	81	(580)
Total non-interest income	517	330	847
Total non-interest expense	4,855	520	5,375
Income tax expense (benefit)	—	—	—
Net income (loss)	$2,016	$(255)	$1,761
Noncontrolling interest	$189	$(19)	$170
Net income (loss) attributable to Royal Bancshares	$1,827	$(236)	$1,591

	Three months ended March 31, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,911	$24,499	$734,410
Total deposits	$532,632	$—	$532,632

Interest income	$6,796	$355	$7,151
Interest expense	1,320	305	1,625
Net interest income	$5,476	$50	$5,526
(Credit) provision for loan and lease losses	(737)	98	(639)
Total non-interest income	566	206	772
Total non-interest expense	4,937	385	5,322
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,842	$(227)	$1,615
Noncontrolling interest	$156	$(39)	$117
Net income (loss) attributable to Royal Bancshares	$1,686	$(188)	$1,498

Interest income earned by the community banking segment related to the tax liens segment was approximately $227,000 and $305,000 for the three month periods ended March 31, 2015 and 2014, respectively.

Note 18.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of March 31, 2015 and December 31, 2014, FHLB stock totaled $2.6 million.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of March 31, 2015.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”, “We”, “Our’) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; changes in generally accepted accounting principles; new service and product offerings by competitors and price pressures and similar items.

All forward-looking statements contained in this report are based on information available as of the date of this report.  These statements speak only as of the date of this report, even if subsequently made available by us on our website, or otherwise.  We expressly disclaim any obligation to update any forward-looking statement to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  Applications of the principles in our preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2014) lists significant accounting policies used in the development and presentation of our consolidated financial statements.  The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.  We completed an internal review of this financial information.  This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have identified other-than-temporary impairment on investment securities, accounting for allowance for loan and lease losses, the valuation of other real estate owned, the valuation allowance of deferred tax assets, fair value measurements, and the pension benefit obligation as among the most critical accounting policies and estimates.  These critical accounting policies and estimates are important to the presentation of our financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At March 31, 2015, commercial real estate and multi-family loans, commercial and industrial loans, leases, and construction and land development loans comprised 51%, 20%, 13%, and 4%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them,  especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

The financial results for the first quarter of 2015 illustrate further progress on our goal of consistent profitability and serving our four key constituents:  customers, shareholders, co-workers, and community. A key strategic initiative in 2014 was to refresh Royal Bank’s commercial and consumer products and services and the branch network to build the platform for future growth and opportunities.  This initiative included the reorganization of our retail division to better serve existing customers and the further development of our retail sales teams to attain new customers.  In 2014, we relocated four of our branches to more visible, high-traffic locations within their markets and we opened a limited service office in Princeton, New Jersey to more effectively work with our commercial customers in central New Jersey. During the second quarter of 2015, we will relocate our Jenkintown branch to a new attractive location in Willow Grove.

As a community bank we have been experiencing the same external headwinds as our competitors for high quality commercial loans and less expensive core deposits.  We have developed a multi-faceted plan to attract, expand and retain existing and new customer relationships.    In January 2015, we introduced our new Chief Lending Officer, who has extensive experience in lending and credit underwriting with community and larger banks in our market area.  We have seen improvement in our risk profile as illustrated by our ratio of non-performing loans to total loans.  For the first time in six years it is below 2%.  Additionally, the purposeful downsizing of the tax lien business, which is not core to the bank’s strategy, has seen a favorable shrinkage from a high of over $100 million in tax lien assets to less than $20 million in assets at March 31, 2015.

Consolidated Net Income

Net income for the first quarter of 2015 amounted to $1.6 million, or earnings attributable to the Company of $0.04 per basic and diluted common share, compared to a net income of $1.5 million, or earnings attributable to the Company of $0.06 per basic and diluted common share, for the comparable quarter in 2014. The basic and diluted earnings per share for 2015 were impacted by the increase in average common shares outstanding as a result of the private placement and shareholders’ rights offering which closed in the third quarter of 2014. Factors that positively contributed to the net income results for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 were:

•	Net interest income grew $183,000 or 3.3%.
•	Gains on the sale of other real estate owned were $280,000 and more than doubled from the first quarter in 2014.
•	Gains on the sale of investment securities were $187,000.

•	Professional and legal fees declined $180,000 or 29.9% due to the strengthened risk profile of the Company.
•	The credit to the allowance for loan and lease losses was $580,000 due to a decline in historical loss rates and recoveries on impaired loans.

Partially offsetting these positive items were increases of $231,000 and $126,000 in salaries and benefits and occupancy and equipment expenses, respectively.

Interest Income

Total interest income of $7.3 million for the first quarter of 2015 grew $129,000, or 1.8%, from the comparable quarter of 2014.  The increase in net interest income was directly related to approximately $134,000 in interest collected on the payoff of a non-accrual loan. Additionally, during the first quarter of 2015, the Federal Home Loan Bank of Pittsburgh declared and paid a special dividend based on the 2014 average stock outstanding for each shareholder.  We received approximately $94,000 as a result of this special dividend. Quarter over quarter, interest income on loans and leases increased  $475,000 while interest income on investment securities decreased $346,000. Average interest-earning assets amounted to $681.0 million in the first quarter of 2015, which resulted in a decrease of $9.7 million, or 1.4%, from the level of $690.7 million in the first quarter of 2014 and featured a significant change in composition. Average loans and leases grew $53.5 million, or 14.6%, to $419.6 million, while average investment securities dropped $68.5 million, or 21.5%, to $249.6 million for the quarter ended  March 31, 2015.  Average cash equivalents increased $5.3 million quarter over quarter. During the twelve month period from April 1, 2014 to March 31, 2015, we sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment.  In the first quarter of 2015, we recorded gains on these sales. The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases.

For the first quarter of 2015, the yield on average interest-earning assets of 4.34% amounted to an enhancement of 14  basis points from the yield of 4.20% for the prior year’s first quarter. Driving the improvement in yield quarter over quarter were the two significant transactions previously cited.   In the first quarter of 2015, the average yield on investments grew 11 basis points to 2.56% mostly as a result of the special FHLB dividend.  The average yield on loans declined 28 basis points (5.51% in 2015 versus 5.79% in 2014). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans.

Interest Expense

Total interest expense of $1.6 million in the first quarter of 2015 declined $54,000, or 3.3%, from the comparable quarter of 2014. The reduction in interest expense was primarily associated with a decline in interest expense on average borrowings.  For the first quarter of 2015, average interest-bearing liabilities of $567.1 million decreased $27.8 million, or 4.7%, from $594.9 million for the comparable period in 2014.  For the three months ended March 31, 2015, average borrowings amounted to $118.2 million which reflected a decline of $12.1 million, or 9.3% from the comparable quarter of 2014.  The decline in this average balance resulted in a decrease in interest expense of $49,000.  Average certificates of deposit (“CDs”) amounted to $224.8 million, which represented a decrease of $11.8 million, or 5.0% from the comparable quarter of 2014.  Additionally, NOW and money market accounts declined $5.3 million, or 2.5%, from the first quarter of 2014.  For the first quarter of 2015, the interest paid on the average interest-bearing deposits declined $5,000 from the comparable quarter of 2014.

The average interest rate paid on average total interest-bearing liabilities during the first quarter of 2015 amounted to 1.12%  compared to 1.11% for the comparable quarter of 2014. During the first quarter of 2015 the average interest rate paid on average interest-bearing deposits was 0.82%  compared to 0.80% during the comparable quarter of 2014.  Despite the decline in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification increased 8 basis points  (1.34% in 2015 versus 1.26% in 2014) and reflects the competitive pricing in our market area.  The average rates paid on savings and NOW and money market accounts decreased 3 basis points (0.17% in 2015 versus 0.20% in 2014) and 1 basis point (0.31% in 2015 versus 0.32% in 2014), respectively.   The average interest rate paid for borrowings during the first quarter of 2015 was 2.28%, which amounted to an increase of 6 basis points from the average rate paid of 2.22% during the first quarter of 2014.  During the 2014 quarter, a short-term borrowing with a rate of 0.24% was paid at maturity.

Net Interest Income and Margin

Net interest income for the quarter ended March 31, 2015 amounted to $5.7 million, resulting in an increase of $183,000, or 3.3%, from the comparable quarter of 2014. The improvement in net interest income was directly related to approximately $134,000 in interest collected on the payoff of a non-accrual loan. Additionally, during the first quarter of 2015, we received approximately $94,000 as a result of a FHLB special dividend. The average yield on investment securities increased 11 basis points to 2.56% despite a $68.5 million decline in average balances as a result of this special dividend. Although average loans outstanding increased $53.5 million quarter over quarter, the average yield earned on such loans declined 28 basis points and reflects the pricing competition for quality loans. The decrease in average borrowings contributed $49,000 to the $54,000 decline in interest expense quarter over quarter.

The net interest margin for the first quarter of 2015 was 3.40%, which grew 16 basis points from 3.24% for the comparable quarter of 2014. The average yield on interest-earning assets for the first quarter of 2015  was 4.34% compared to 4.20% for the same period in 2014.  The two significant transactions mentioned previously contributed to the improvement in the average yield on interest-earning assets. Funding costs increased slightly from an average interest rate paid of 1.11% for the first quarter of 2014 to 1.12% for the first quarter of 2015.  The increase in average interest rates paid was directly related to average rates paid on CDs (1.34%  in 2015 versus 1.26%  in 2014).  We have been experiencing competitive pricing pressure in our market area to retain deposits.

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	March 31, 2015			March 31, 2014
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Cash equivalents	$11,730	$5	0.17%	$6,393	$5	0.32%
Investment securities	249,642	1,576	2.56%	318,171	1,922	2.45%
Loans	419,628	5,699	5.51%	366,166	5,224	5.79%
Total interest earning assets	681,000	7,280	4.34%	690,730	7,151	4.20%
Non-earning assets	45,885			42,625
Total average assets	$726,885			$733,355
Interest-bearing deposits
NOW and money markets	$204,932	$158	0.31%	$210,233	$167	0.32%
Savings	19,291	8	0.17%	17,874	9	0.20%
Certificates of deposit	224,753	742	1.34%	236,598	737	1.26%
Total interest bearing deposits	448,976	908	0.82%	464,705	913	0.80%
Borrowings	118,157	663	2.28%	130,245	712	2.22%
Total interest bearing liabilities	567,133	1,571	1.12%	594,950	1,625	1.11%
Non-interest bearing deposits	72,991			63,913
Other liabilities	22,937			23,750
Shareholders' equity	63,824			50,742
Total average liabilities and equity	$726,885			$733,355
Net interest income		$5,709			$5,526
Net interest margin			3.40%			3.24%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three months ended March 31, 2015, as compared to the respective period in 2014, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2015 vs. 2014
	Increase (decrease)
(In thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$2	$(2)	$—
Total short term earning assets	2	(2)	—
Investment securities	(515)	169	(346)
Loans
Commercial demand loans	(22)	(15)	(37)
Commercial mortgages	422	(35)	387
Residential and home equity loans	156	(6)	150
Leases receivables	207	(25)	182
Tax certificates	(176)	63	(113)
Consumer loans	12	(1)	11
Loan fees	(105)	—	(105)
Total loans	494	(19)	475
Total (decrease) increase in interest income	$(19)	$148	$129
Interest expense
Deposits
NOW and money market	$(5)	$(4)	$(9)
Savings	1	(2)	(1)
Certificates of deposit	(38)	43	5
Total deposits	(42)	37	(5)
Borrowings
Borrowings	(65)	16	(49)
Subordinated debentures	—	—	—
Total borrowings	(65)	16	(49)
Total (decrease) increase in interest expense	$(107)	$53	$(54)
Total increase in net interest income	$88	$95	$183

Credit for Loan and Lease Losses

In the first quarter of 2015, we recorded a full recovery of a prior period charge-off in the amount of $349,000 upon the payoff of a non-accrual loan.  Additionally, we recorded a $200,000 recovery on a fully charged-off loan.  Both transactions positively impacted the credit to the allowance for loan and lease losses in 2015. We recorded credits to the allowance for loan and lease losses of $580,000 and $639,000 for the quarters ended March 31, 2015 and 2014, respectively.

Non-interest Income

Non-interest income for the first quarter of 2015 was $847,000 compared to $772,000 for the comparable quarter of 2014, resulting in an increase of $75,000.  Net gains on the sale of AFS investment securities were $187,000 for the three months ended March 31, 2015 compared to $0 for the comparable period in 2014.  Because the 10-year US Treasury rate retreated during the quarter, the Company was able to sell certain investment securities which had extension risk in a rising interest rate environment for a net gain and reinvest the proceeds into loans.  Additionally, net gains on the sale of OREO increased $151,000 ($280,000 in 2015 versus $129,000 in 2014).  Partially offsetting these increases were decreases of $137,000 in net gains on the sales of loans and leases ($0 in 2015 versus $137,000 in 2014) and a $118,000 decrease in service charges and fees predominantly related to RBA Leasing originating more leases in place of brokering leasing transactions.

Non-interest Expense

Non-interest expense increased $53,000, or 1.0%, from $5.3 million for the first quarter of 2014 to $5.4 million for the first quarter of 2015.  We recorded increases of $231,000 in salaries and benefits ($2.6 million in 2015 versus $2.4 million in 2014) and $126,000 in occupancy and equipment ($756,000 in 2015 versus $630,000 in 2014). To enhance employee benefits, we reinstated the 401(k) match program in the fourth quarter of 2014 and recorded in the first quarter of 2015 a $45,000 accrual. There was no 401(k) accrual in the first quarter of 2014. Rent expense increased due to branch relocations in 2014 and the consolidation of non-retail personnel in the Bala Cynwyd Customer Center, each designed for improved marketability and future efficiency. Additionally, in the first quarter of 2014, we benefited from approximately $66,000 in rent abatements. Both increases in salaries and benefits and occupancy and equipment expenses were fully integrated into our budget.  As a result of the growth in our unfunded loan commitments, provision for credit losses on off-balance sheet credit exposures increased $48,000 ($127,000 in 2015 versus $79,000 in 2014). Partially mitigating these increases was a decline of $180,000 in professional and legal fees as our risk profile has strengthened ($423,000 in 2015 versus $603,000 in 2014) and a $162,000 decline in the Pennsylvania shares tax due to a change in the calculation in the second quarter of 2014 ($113,000 in 2015 versus $275,000 in 2014).

Income Tax Expense

Total income tax expense for the first quarter of 2015 and the comparable quarter of 2014 was $0. Despite net income of $1.6 million for the first three months of 2015, the Company did not record a tax expense due to the net operating loss carryforwards from prior years.

As of March 31, 2015 and December 31, 2014 after weighing all available positive and negative evidence, management concluded there was uncertainty as to whether or not the deferred tax asset would be fully realized.  For the first quarters of 2015 and 2014, we had valuation allowances on deferred tax assets which were a result of the net operating losses and the portion of the future tax benefit that more likely than not will not be utilized in the future. As of March 31, 2015 and December 31, 2014 the valuation allowance for deferred tax assets totaled $39.1 million.

The Company’s effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the first three months of both 2015 and 2014 was 0%. In general our effective tax rate is different from the federal statutory rate primarily due to the net operating loss carryforwards mentioned previously.

Results of Operations by Business Segments

Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  Our chief operating decision makers are the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”).  We have identified two reportable operating segments, “Community Banking” and “Tax Liens”.

	Three months ended March 31, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$706,252	$18,953	$725,205
Total deposits	$520,286	$—	$520,286

Interest income	$7,037	$243	$7,280
Interest expense	1,344	227	1,571
Net interest income	$5,693	$16	$5,709
(Credit) provision for loan and lease losses	(661)	81	(580)
Total non-interest income	517	330	847
Total non-interest expense	4,855	520	5,375
Income tax expense (benefit)	—	—	—
Net income (loss)	$2,016	$(255)	$1,761
Noncontrolling interest	$189	$(19)	$170
Net income (loss) attributable to Royal Bancshares	$1,827	$(236)	$1,591

	Three months ended March 31, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,911	$24,499	$734,410
Total deposits	$532,632	$—	$532,632

Interest income	$6,796	$355	$7,151
Interest expense	1,320	305	1,625
Net interest income	$5,476	$50	$5,526
(Credit) provision for loan and lease losses	(737)	98	(639)
Total non-interest income	566	206	772
Total non-interest expense	4,937	385	5,322
Income tax expense (benefit)	—	—	—
Net income (loss)	$1,842	$(227)	$1,615
Noncontrolling interest	$156	$(39)	$117
Net income (loss) attributable to Royal Bancshares	$1,686	$(188)	$1,498
Community Bank Segment

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC to the highest amount permitted by law.  Royal Real Estate LLC, RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC are wholly owned subsidiaries of Royal Bank.  These four entities were established to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively.  CSC and Royal Bank’s wholly owned subsidiary Royal Tax Lien Services, LLC, were formed to purchase and service delinquent tax liens.

Royal Bank derives its income principally from interest charged on loans and leases, interest earned on investment securities, and fees received in connection with the origination of loans and other services.  Royal Bank’s principal expenses are interest expense on deposits and borrowings and operating expenses.  Operating revenues, deposit growth, principal payments on and maturities and sales of investment securities, loan and OREO sales and the repayment of outstanding loans provide the majority of funds for activities.

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

Employees: Royal Bank employed approximately 115 people on a full-time equivalent basis as of March 31, 2015.

Deposits: At March 31, 2015, total deposits of Royal Bank were distributed among demand deposits (16%), money market, savings and NOW accounts (42%) and time deposits (42%). At March 31, 2015, deposits of $527.8 million decreased $10.4 million from $538.2 million at year end 2014. Included in Royal Bank’s deposits are approximately $7.5 million of intercompany deposits that are eliminated through consolidation.

Lending: At March 31, 2015, Royal Bank, including its subsidiaries, had a total net loan portfolio of $407.8 million, representing 57% of total assets. The loan portfolio is categorized into commercial and industrial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax liens, small business leases and consumer loans.  At March 31, 2015, net loans increased $4.4 million from year end 2014 due to new loan originations and a decline in the allowance for loan and lease losses, which were partially offset by pay downs, payoffs, charge-offs, and transfers to OREO.

Business results: Total assets of Royal Bank were $716.9 million at March 31, 2015 compared to $724.1 million at year end 2014.  Royal Bank recorded net income of $1.6 million for both the first quarter of 2015 and 2014. Royal Bank’s total interest income for the quarter ended March 31, 2015 was $7.3 million compared to $7.1 million for the quarter ended March 31, 2014. The growth in interest income was primarily attributed to a change in the composition of  interest-earning assets. Quarter over quarter average loans outstanding, which typically earn a higher yield than investment securities, increased $53.5 million.  The average balance for investments declined $68.5 million during the same time period. Interest expense was $1.6 million for both the first quarter of 2015 and 2014.  The $39,000 improvement in net income quarter versus quarter was mainly attributable to increases of $184,000, $151,000, and $125,000 in net-interest income, gains on the sale of OREO and gains on the sale of investments, respectively.  Partially offsetting these items were anticipated increases of $232,000 and $134,000 in salaries and benefits and occupancy and equipment, respectively, and a $59,000 decline in the credit to the allowance for loan and lease losses.  The above amounts reflect the consolidated totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended March 31, 2015, RID reported net income of $224,000, compared to net income of $156,000 for the three months ended March 31, 2014. The quarter versus quarter increase was primarily related to an increase in gains on the sale of investment securities of $62,000.  At March 31, 2015 total assets of RID were $31.0 million, of which $6.5 million was held both in cash and cash equivalents and in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At March 31, 2015 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At March 31, 2015, Royal Preferred LLC had total assets of $24.8 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2015 were 2.42%.

Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in the first quarter of 2015.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are at 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business financing leases. Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual leases in amounts up to $250,000. Leases originated in amounts in excess of $250,000 are held in the portfolio, sold or brokered to other leasing companies.

Business results: At March 31, 2015, total assets of Royal Leasing were $54.4 million, and includes $54.3 million in net leases.  Total assets were $51.8 million at December 31, 2014.  For the quarter ended March 31, 2015, Royal Leasing had net interest income of $725,000 compared to $617,000 for the comparable period of 2014 due to the growth in the portfolio. The provision for lease losses was $42,000 for the first quarter of 2015 compared to $238,000 for the comparable quarter of 2014. The decline in the provision was related to the lower level of non-accrual leases and the associated required reserves.  Prior to partner distributions, net income for the quarter ended March 31, 2015 was $750,000, an increase of

$272,000 from $478,000 for the three months ended March 31, 2014.  The growth in net income prior to partner distributions was mainly due to the improvement in the provision coupled with the increase in net interest income.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2015, the amount due Royal Bank from RBA Leasing was $49.4 million.

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

Business results: At March 31, 2015 and December 31, 2014, total assets of RIA were $5.9 million.  For the quarter ended March 31, 2015, RIA recorded $0 in net income compared to a net loss of $7,000 for the comparable period of 2014.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2015, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC had net interest expense of $80,000 for the quarter ended March 31, 2015 compared to $73,000 for the comparable quarter in 2014.  The net interest expense is related to the decline in average lien balances.  CSC recorded net losses of $94,000 for the three months ended March 31, 2015 compared to $197,000 for the comparable period in 2014. The $103,000 quarter over quarter improvement in net loss was primarily related to a $92,000 increase in net gains on the sales of OREO and a $17,000 decline in the provision for lien losses.  At March 31, 2015, total assets of CSC were $4.9 million, of which $443,000 was held in tax liens and $4.3 million was in OREO, while at December 31, 2014 total assets were $4.9 million, of which $567,000 was held in tax liens and $4.2 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At March 31, 2015, the amount due Royal Bank from CSC was $5.7 million.

Royal Tax Lien Services, LLC

The Company, through its wholly owned subsidiary Royal Bank, wholly owns Royal Tax Lien Services, LLC (“RTL”). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RTL was formed to purchase and service delinquent tax certificates.  RTL typically acquired delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.  RTL ceased acquiring tax certificates at public auctions in 2010.

Business results: RTL’s net interest income of $96,000, for the quarter ended March 31, 2015, decreased from $123,000 for the comparable quarter of 2014.  The decrease in net interest income was largely due to a quarter-versus-quarter decline in tax liens outstanding.  For the quarter ended March 31, 2015, RTL recorded a net loss of $162,000 compared to $30,000 for the comparable period in 2014. The majority of the increase in net loss was attributable to expenses associated with the OREO assets and the decline in net interest income.  At March 31, 2015, total assets of RTL were $14.0 million, of which $5.2 million was held in tax liens and $5.9 million was held in OREO as compared to total assets at December 31, 2014 of $15.2 million, of which $6.6 million was held in tax liens and $5.2 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At March 31, 2015, the amount due Royal Bank from RTL was $7.7 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at March 31, 2015 were $725.2 million, a decrease of $7.3 million, or 1.0%, from December 31, 2014.  This slight decrease was mainly attributed to a $22.6 million reduction in investment securities and was partially offset by an increase of $10.8 million in cash and cash equivalents.  Cash flows from investment securities sales and payments were partially invested in loans and held in cash due to expected redeployment into new loan originations.

Cash and Cash Equivalents

Total cash and cash equivalents of $41.6 million at March 31, 2015 grew $10.8 million from  $30.8 million at December 31, 2014 due to cash flows from the investment portfolio. It is anticipated that some of the cash will fund new loan originations.

Investment Securities

AFS investment securities of $227.8 million at March 31, 2015, dropped  $22.6 million from the level at December 31, 2014.  The decline was primarily due to the sales of investment securities to fund loan growth.  FHLB stock was $2.6 million at March 31, 2015 and December 31, 2014.

The AFS investment portfolio had a net unrealized gain of $3.9 million at March 31, 2015 compared to $2.3 million at December 31, 2014.  The $1.6 million improvement in the net unrealized gain was directly related to decreases of $429,000 and $540,000 in gross unrealized losses on U.S. government agency debt securities and Agency CMOs, respectively. These securities carry lower coupons and their market value was positively impacted by the 18 basis point decrease in the 10-year Treasury yield from 2.17% at December 31, 2014 to 1.94% at March 31, 2015. Additionally, during the first quarter of 2015,  we were able to sell some bonds with either lower yields or extension risk, which also positively contributed to the improvement in the gross unrealized loss. There was no OTTI impairment for any of the investments during the first quarter of 2015 or the first quarter of 2014.

Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 15 - Comprehensive Income (Loss)” to the Consolidated Financial Statements. When a loss is deemed to be other-than-temporary but we do not intend to sell the security and it is not more likely than not that we will have to sell the security before recovery of its cost basis, we will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We also have participated with other financial institutions in selected construction and land development loans outside these geographic areas. We have a concentration of credit risk in commercial real estate and construction and land development loans at March 31, 2015.

The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans. We classify our leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between our gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method. The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions. The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law. The tax certificates are predominantly in New Jersey. We ceased acquiring new tax certificates in 2010. Consumer loans includes cash secured and unsecured loans and lines of credit.

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

Our underwriting procedures include evaluations of the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we require a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed prior to the closing of the loan.

Construction and Development Loans: We originate construction loans to builders and developers predominantly in our market area. Construction and development loans are riskier than other loan types because they are more speculative in nature. Deteriorating economic or environmental conditions can negatively affect a project. Construction loans are also more difficult to evaluate and monitor. In order to mitigate some of the risks inherent in construction lending, limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Additionally, the construction budget is reviewed prior to loan origination and the properties under construction are inspected. During the construction phase of a real estate project, the loan requires interest payments only. Construction loans generally are for 12 to 18 months with loan-to-value ratios of not more than 75%.

Residential Loans: Our residential mortgages were acquired in recent years in pool purchases and are secured primarily by properties located in our primary market and surrounding areas. We generally originate home equity loans and home equity lines of credit in our market area with a maximum amount of $250,000. The collateral must be the borrower’s primary residence and the loan-to-value does not exceed 80%. Home equity lines of credit are variable rate and are indexed to the prime rate. Our home equity loans are either first or second liens and have a fixed rate.

Consumer Loans: We originate cash-secured and unsecured loans and lines of credit to individuals. Unsecured loans and lines of credit have a maximum amount of $15,000. Unsecured consumer loans generally have a higher interest rate than residential loans because they have additional credit risk associated with them.

Total loans and leases held for investment of $418.7 million increased $3.6 million from the level at December 31, 2014.  The following table represents loan balances by type:

	March 31,	December 31,
(In thousands)	2015	2014
Commercial real estate	$194,277	$175,038
Construction and land development	18,610	45,662
Commercial and industrial	83,240	76,489
Multi-family	17,594	13,823
Residential real estate	43,416	42,992
Leases	53,473	51,583
Tax certificates	5,608	7,191
Consumer	2,468	2,354
Total LHFI, net of unearned income	$418,686	$415,132

Credit Classification Process and Credit Risk Management

We use a nine point grading risk classification system commonly used in the financial services industry. The first four classifications are rated Pass. The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss. During the underwriting process, the Chief Credit Officer (“CCO”) assigns each loan with an initial risk rating, which is approved by the appropriate loan committee. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

The loan review function is outsourced to a third party vendor which examines credit quality and portfolio management. The loan review vendor applies our loan rating system to specific credits and reviews approximately 50% of the total commercial loan portfolio. Emphasis is on the larger new and seasoned loan relationships and includes criticized and classified loans. Additionally, the loan review vendor ensures that all critical industry segments are adequately represented in their review. The loan review vendor will also review loans specifically requested by management. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Classified, Charge-off and Impairment Committee (“CCIC”) for discussion. The CCO is the primary bank officer dealing with the third party vendor during the reviews.

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CFO, CCO, and CLO meet as required and provide regular updated reports to the Board of Directors. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days and include non-impaired substandard loans. Potential problem loans amounted to approximately $4.8 million and $3.4 million at March 31, 2015 and December 31, 2014.

Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of March 31, 2015		As of December 31, 2014
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$3,238	$231	$3,684	$200
Construction and land development	624	80	636	—
Commercial and industrial	2,445	1	2,517	301
Residential real estate	989	30	959	28
Leases	222	36	317	80
Tax certificates	834	8	1,700	432
Total non-accrual loans	$8,352	$386	$9,813	$1,041

Non-accrual loan activity for the first quarter of 2015 is set forth below:

	For the three months ended March 31, 2015
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Non-accrual LHFI
Commercial real estate	$3,684	$—	$(446)	$—	$—	$3,238
Construction and land development	636	—	(12)	—	—	624
Commercial and industrial	2,517	368	(100)	(340)	—	2,445
Residential real estate	959	47	(17)	—	—	989
Leases	317	30	(22)	(103)	—	222
Tax certificates	1,700	942	(296)	(425)	(1,087)	834
Total non-accrual loans	$9,813	$1,387	$(893)	$(868)	$(1,087)	$8,352

Total non-accrual loans at March 31, 2015 were $8.4 million compared to  $9.8 million at December 31, 2014.  The decline of $1.4 million was the result of $1.0 million in transfers to OREO, an $893,000 reduction in existing non-accrual loan balances through payments and payoffs, and $868,000 in charge-offs mostly related to specific reserves,  which were partially offset by additions to non-accrual loans of $1.3 million. During the first quarter of 2015,  the majority of the additions to non-accrual were in the tax certificate portfolio, which included $942,000 in new non-accrual tax liens.  The tax certificate portfolio accounted for all of the transfers to OREO.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include troubled debt restructurings (“TDRs”). We do not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income.  If interest had accrued on these loans, such income would have been approximately $204,000 and $275,000 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015,  we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	March 31,	December 31,
(In thousands)	2015	2014
Impaired LHFI with a valuation allowance	$2,979	$3,274
Impaired LHFI without a valuation allowance	11,522	12,804
Total impaired loans and leases	$14,501	$16,078
Valuation allowance related to impaired LHFI	$386	$1,041

	For the three months ended
	March 31,
(In thousands)	2015	2014
Average investment in impaired loans and leases	$15,198	$17,767
Interest income recognized on impaired loans and leases	$216	$101
Interest income recognized on a cash basis on impaired loans and leases	$135	$—

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At March 31, 2015,  we had eleven TDRs, with a total carrying value of $8.6 million. At the time of the modifications, three of the loans were already classified as impaired non-accrual loans.  At December 31, 2014, we had twelve TDRs with a total carrying value of $8.8 million.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of March 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,863	$—	$2,863
Construction and land development	2	—	624	624
Commercial and industrial	5	3,637	1,398	5,035
Residential real estate	1	—	100	100
Total	11	$6,500	$2,122	$8,622

Allowance for Loan and Lease Losses

Our loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. We maintain an allowance for loan and lease losses (the “allowance”) to absorb losses in the loan and lease portfolio.  The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.

Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. Our systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.

The loan portfolio is stratified into loan classifications that have similar risk characteristics. The general allowance is based upon historical loss rates using a weighted three-year rolling average of the historical loss experienced within each loan classification. The qualitative factors used to adjust the historical loss experience address various risk characteristics of our loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance calculation.

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

Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The estimated fair values of substantially all of our impaired loans are measured based on the estimated fair value of the loan’s collateral. We obtain third-party appraisals on the fair value of real estate collateral.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Once a loan is determined to be impaired it will be deducted from the portfolio and the net remaining balance will be used in the general and qualitative analysis.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.

The amount of the allowance is reviewed and approved by the CFO, CLO, CCO and Chief Risk Officer (“CRO”) on at least a quarterly basis. Management believes that the allowance at March 31, 2015 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended
	March 31,
(In thousands)	2015	2014
Balance at period beginning	$11,708	$13,671
Charge-offs
Commercial real estate	—	(350)
Commercial and industrial	(340)	(452)
Residential real estate	—	—
Leases	(103)	(118)
Tax certificates	(425)	(265)
Total charge-offs	(868)	(1,185)
Recoveries
Commercial real estate	350	—
Construction and land development	248	—
Commercial and industrial	1	4
Residential real estate	8	2
Leases	11	13
Tax certificates	19	—
Total recoveries	637	19
Net charge offs	(231)	(1,166)
Credit for loan and lease losses	(580)	(639)
Balance at period end	$10,897	$11,866

An analysis of the allowance by loan type is set forth below:

	March 31, 2015		December 31, 2014
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$4,885	46.4%	$4,452	42.2%
Construction and land development	1,076	4.4%	2,292	11.0%
Commercial and industrial	2,035	19.9%	1,780	18.4%
Multi-family	345	4.2%	285	3.3%
Residential real estate	665	10.4%	616	10.4%
Leases	1,378	12.8%	1,429	12.4%
Tax certificates	342	1.3%	667	1.7%
Consumer	34	0.6%	38	0.6%
Unallocated	137	—%	149	—%
Total allowance	$10,897	100.00%	$11,708	100.0%

The allowance decreased $811,000 from $11.7 million at December 31, 2014 to $10.9 million at March 31, 2015. The decline in the allowance was directly related to $868,000 in charge-offs, mostly related to specific reserves and a $580,000 credit to the provision.  The allowance was 2.60% of total loans and leases held for investment at March 31, 2015 compared to 2.82% at December 31, 2014.

Other Real Estate Owned

OREO increased $762,000 from $9.8 million at December 31, 2014 to $10.5 million at March 31, 2015.  OREO is comprised of three real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 85 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2014 to March 31, 2015.

	For the three months ended March 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(26)	(622)	(648)
Net gains on sales	5	275	280
Transfers in	—	1,087	1,087
Cash additions	—	173	173
Impairment charge	—	(130)	(130)
Ending balance	$328	$10,213	$10,541

At March 31, 2015, OREO was comprised of $229,000 in land, $10.2 million in tax liens, and residential real estate, related to a condominium construction project in Minneapolis, Minnesota in which we are a participant with a fair value of $99,000.  During the first quarter of 2015,  we sold one condominium related to the construction project. We received our pro rata share of net proceeds in the amount of $26,000 and recorded a net gain of $5,000.

During the first three months of 2015,  we transferred $1.1 million to OREO which represents 13 properties and added $173,000 in lien redemptions on existing properties.  During the same period we sold 7 tax lien properties, received proceeds of $622,000, and recorded net gains of $275,000 as a result of these sales. Additionally, we recorded impairment charges of $130,000 during the first three months of 2015 related to the tax lien properties.  At December 31, 2014, OREO assets acquired through the tax lien portfolio were $9.4 million and were comprised of 79 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Non-accrual LHFI (1)	$8,352	$9,813
Other real estate owned	10,541	9,779
Total nonperforming assets	$18,893	$19,592

Nonperforming assets to total assets	2.61%	2.67%
Total non-accrual loans to total loans	1.99%	2.36%
ALLL to non-accrual LHFI	130.47%	119.31%
ALLL to total LHFI	2.60%	2.82%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, was $520.3 million at March 31, 2015 and declined $10.1 million, or 1.9%, from $530.4 million at December 31, 2014.  The decrease in deposits reflects a focused change in the deposit product composition.  Demand deposits and savings accounts increased $4.5 million while NOW and money market accounts and certificates of deposit declined $14.6 million.

The following table represents ending deposit balances by type:

	March 31,	December 31,
(In thousands)	2015	2014
Demand	$76,808	$73,665
NOW	44,229	46,515
Money Market	157,378	166,224
Savings	20,112	18,721
Time deposits (over $100)	87,811	87,209
Time deposits (under $100)	133,948	138,091
Total deposits	$520,286	$530,425

Borrowings

Total borrowings, which include long-term borrowings and trust preferred securities, amounted to $118.1 million at March 31, 2015 compared to $118.2 million at December 31, 2014. The $114,000 decline is attributable to payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Shareholders’ equity attributable to the Company increased $2.5 million, or 4.0%, from $62.2 million at December 31, 2014 to $64.7 million at March 31, 2015. The increase was related to net income of $1.6 million for the first quarter of 2015 and an increase of $834,000 in other comprehensive income mostly related to improvement in the valuation of the investment portfolio.

CAPITAL ADEQUACY

We and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

In December 2013, Federal banking regulators issued rules for complying with the Volcker Rule provision of the Dodd-Frank Act. Royal Bank does not engage in, and does not expect to engage in, any transactions that are considered “covered activities” as defined by the Volcker Rule. Therefore, Royal Bank does not have any additional compliance obligations under the Volcker Rule.

At March 31, 2015 and December 31, 2014, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2015 and the previous 18 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2015	$80,591	16.22%	$39,745	8.00%	$49,681	10.00%
At December 31, 2014	$78,582	15.89%	$39,573	8.00%	$49,466	10.00%
Tier 1 capital (to risk-weighted assets)
At March 31, 2015	$74,323	14.96%	$29,809	6.00%	$39,745	8.00%
At December 31, 2014	$72,330	14.62%	$19,787	4.00%	$29,680	6.00%
Tier 1 capital (to average assets, leverage)
At March 31, 2015	$74,323	10.34%	$28,765	4.00%	$35,957	5.00%
At December 31, 2014	$72,330	10.12%	$28,585	4.00%	$35,731	5.00%
Common equity Tier 1 (to risk-weighted assets)
At March 31, 2015	$73,937	10.62%	$22,356	4.50%	$32,293	6.50%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the three months ended	For the year ended
(In thousands)	March 31, 2015	December 31, 2014
RAP net income (loss)	$(1,192)	$1,924
Tax lien adjustment, net of noncontrolling interest	2,790	3,170
U.S. GAAP net income	$1,598	$5,094

	At March 31, 2015		At December 31, 2014
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	16.22%	16.70%	15.89%	16.44%
Tier I capital (to risk-weighted assets)	14.96%	15.44%	14.62%	15.17%
Tier I capital (to average assets, leverage)	10.34%	10.69%	10.12%	10.52%
Common equity Tier 1 (to risk-weighted assets)	10.62%	11.12%	NA	NA

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2015	$97,591	19.44%	$40,150	8.00%	$50,188	10.00%
At December 31, 2014	$95,944	19.20%	$39,986	8.00%	$49,983	10.00%
Tier 1 capital (to risk-weighted assets)
At March 31, 2015	$88,485	17.63%	$30,113	6.00%	$30,113	6.00%
At December 31, 2014	$86,329	17.27%	$19,993	4.00%	$29,990	6.00%
Tier 1 capital (to average assets, leverage)
At March 31, 2015	$88,485	12.17%	$29,075	4.00%	N/A	N/A
At December 31, 2014	$86,329	11.88%	$29,056	4.00%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At March 31, 2015	$47,019	9.37%	$22,585	4.50%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the three months ended	For the year ended
(In thousands)	March 31, 2015	December 31, 2014
U.S. GAAP net income	$1,591	$5,110
Tax lien adjustment, net of noncontrolling interest	(2,790)	(3,170)
RAP net income (loss)	$(1,199)	$1,940

	At March 31, 2015		At December 31, 2014
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	19.44%	18.98%	19.20%	18.67%
Tier 1 capital (to risk-weighted assets)	17.63%	16.98%	17.27%	16.74%
Tier 1 capital (to average assets, leverage)	12.17%	11.70%	11.88%	11.49%
Common equity Tier 1 (to risk-weighted assets)	9.37%	8.85%	NA	NA

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At March 31, 2015,  our liquidity ratios were more than five times the policy minimums.

Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however, events could arise that may render sources of liquid funds unavailable in the future when required.  Our Asset and Liability Committee (“ALCO”) meets monthly to monitor liquidity management.

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the Series A Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. As of March 31, 2015, we have 18,856 shares of the Series A Preferred stock outstanding. The dividend in arrears, which includes additional dividends on arrearages, was approximately $7.1 million and has not been recognized in the consolidated financial statements.

Interest rate sensitivity is a function of the re-pricing characteristics of our assets and liabilities.  These include the volume of assets and liabilities re-pricing, the timing of re-pricing, and the interest rate sensitivity gaps, which are a continual challenge in a changing rate environment.  In managing its interest rate sensitivity positions, we seek to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements.  The interest rate sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment.  Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.  The interest rate sensitivity analysis is an important management tool; however, it does have some inherent shortcomings.  It is a “static” analysis.  Although certain assets and liabilities may have similar maturities or re-pricing, they may react in different degrees to changes in market interest rates.  Additionally, re-pricing characteristics of certain assets and liabilities may vary substantially within a given period.

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of March 31, 2015, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At March 31, 2015,  we were in a liability sensitive position of $7.0 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  Additionally, the Company has exposure to rising rates as $183.3 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$31.7	$—	$—	$—	$9.9	$41.6
Investment securities AFS	20.0	32.5	127.3	44.1	3.9	227.8
Loans: (2)
Fixed rate	28.5	26.5	144.6	139.2	(10.9)	327.9
Variable rate	35.8	44.1	—	—	—	79.9
Total loans	64.3	70.6	144.6	139.2	(10.9)	407.8
Other assets (3)	—	20.6	—	—	27.4	48.0
Total Assets	$116.0	$123.7	$271.9	$183.3	$30.3	$725.2
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$76.8	$76.8
Interest bearing deposits	24.3	72.7	124.7	—	—	221.7
Certificate of deposits	20.4	91.2	97.6	12.6	—	221.8
Total deposits	44.7	163.9	222.3	12.6	76.8	520.3
Borrowings	28.1	10.0	80.0	—	—	118.1
Other liabilities	—	—	—	—	21.7	21.7
Capital	—	—	—	—	65.1	65.1
Total liabilities & capital	$72.8	$173.9	$302.3	$12.6	$163.6	$725.2
Net interest rate GAP	$43.2	$(50.2)	$(30.4)	$170.7	$(133.3)
Cumulative interest rate GAP	$43.2	$(7.0)	$(37.4)	$133.3
GAP to total assets	6%	(7)%
GAP to total equity	66%	(77)%
Cumulative GAP to total assets	6%	(1)%
Cumulative GAP to total equity	66%	(11)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At March 31, 2015, floating rate loans with floors and without floors were $62.9 million and $17.0 million, respectively.

REGULATORY ACTIONS

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  Effective July 17, 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, a memorandum of understanding (“MOU”), with the Federal Reserve Bank.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s capital stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, that the Company’s disclosure controls and procedures were effective at March 31, 2015.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.  All non-routine legal proceedings are described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

None

Item 5.Other Information.

None

Item 6.Exhibits.

(a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.)
3.21	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)
10.1	Amended and Restated Employment Agreement, dated March 4, 2015, between Royal Bank America and F. Kevin Tylus.
10.2	Form of Change in Control Agreement, dated March 5, 2015, between Royal Bank America and each of Michael Thompson, Lars Eller, Kathryn McDonald, and Mark Biedermann.
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 13, 2015.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 13, 2015.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 13, 2015.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 13, 2015.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: May 13, 2015

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer