Form 10-Q
period 2015-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2015-08-11
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:           to

Commission file number:  0-26366

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Exact name of the registrant as specified in its charter)

PENNSYLVANIA	23-2812193
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

One Bala Plaza Suite 522, 231 St Asaph’s Road, Bala Cynwyd, PA 19004

(Address of principal Executive Offices)

(610)  668-4700

(Registrant’s telephone number, including area code)

 732 Montgomery Avenue, Narberth, PA, 19072

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2015
$2.00 par value	27,822,498

Class B Common Stock	Outstanding at July 31, 2015
$0.10 par value	1,931,692

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	June 30,	December 31,
	2015	2014
ASSETS	(In thousands, except share data)
Cash and due from banks	$16,210	$9,642
Interest bearing deposits	11,805	21,148
Total cash and cash equivalents	28,015	30,790
Investment securities available for sale (“AFS”), at fair value	212,022	250,368
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,585	2,622
Loans and leases (“LHFI”)	447,647	415,132
Less allowance for loan and lease losses	10,036	11,708
Net loans and leases	437,611	403,424
Bank owned life insurance	15,884	15,636
Accrued interest receivable	4,459	5,270
Other real estate owned (“OREO”), net	10,531	9,779
Premises and equipment, net	5,279	5,201
Other assets	8,568	7,213
Total assets	$727,204	$732,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$84,755	$73,665
Interest bearing	446,755	456,760
Total deposits	531,510	530,425
Long-term borrowings	82,198	92,426
Subordinated debentures	25,774	25,774
Accrued interest payable	1,807	726
Other liabilities	20,628	20,596
Total liabilities	661,917	669,947
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 18,856 shares outstanding	18,856	18,856
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 28,200,269	56,400	56,400
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 1,931,692	193	193
Additional paid in capital	110,533	110,697
Accumulated deficit	(112,812)	(115,864)
Accumulated other comprehensive loss	(2,959)	(2,492)
Treasury stock - at cost, shares of Class A, 381,983 and 398,365 at June 30, 2015 and December 31, 2014, respectively	(5,342)	(5,571)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	64,869	62,219
Noncontrolling interest	418	387
Total equity	65,287	62,606
Total liabilities and shareholders’ equity	$727,204	$732,553

The accompanying notes are an integral part of these consolidated financial statements.

 ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income
Loans and leases, including fees	$5,723	$5,250	$11,422	$10,474
Investment securities	1,340	1,954	2,916	3,876
Deposits in banks	8	5	13	10
Total Interest Income	7,071	7,209	14,351	14,360
Interest Expense
Deposits	920	899	1,828	1,812
Short-term borrowings	—	8	—	12
Long-term borrowings	671	715	1,334	1,423
Total Interest Expense	1,591	1,622	3,162	3,247
Net Interest Income	5,480	5,587	11,189	11,113
Credit for loan and lease losses	(586)	(75)	(1,166)	(714)
Net Interest Income after Credit for Loan and Lease Losses	6,066	5,662	12,355	11,827
Non-interest Income
Service charges and fees	339	218	534	531
Net gains on sales of loans and leases	—	6	—	143
Net gains on sales of other real estate owned	366	331	646	460
Income from bank owned life insurance	122	126	248	255
Net gains on the sale of AFS investment securities	385	92	572	92
Other income	71	43	130	107
Total Non-interest Income	1,283	816	2,130	1,588
Non-interest Expense
Employee salaries and benefits	2,559	2,421	5,170	4,801
Occupancy and equipment	720	621	1,476	1,251
Professional and legal fees	511	389	934	992
OREO expenses and impairment	432	452	754	738
Pennsylvania shares tax expense (credit)	112	(7)	225	268
FDIC and state assessments	182	254	375	509
Communications and data processing	193	166	393	319
Provision (credit) for credit losses on off-balance sheet credit exposures	223	(88)	350	(9)
Directors’ fees	117	110	235	231
Marketing and advertising	102	123	147	239
Insurance	88	90	166	200
Loan collection expenses	95	118	135	157
Other operating expenses	403	382	752	657
Total Non-interest Expense	5,737	5,031	11,112	10,353
Income Before Tax Expense	1,612	1,447	3,373	3,062
Income Tax Expense	—	—	—	—
Net Income	$1,612	$1,447	$3,373	$3,062
Less Net Income Attributable to Noncontrolling Interest	$151	$69	$321	$187
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$1,461	$1,378	$3,052	$2,875
Less Preferred Stock Series A Accumulated Dividend and Accretion	$429	$829	$853	$1,492
Net Income Available to Common Shareholders	$1,032	$549	$2,199	$1,383
Per Common Share Data:
Net Income — Basic and Diluted	$0.03	$0.04	$0.07	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net income	$1,612	$1,447	$3,373	$3,062
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period, net of tax effect	(965)	2,352	130	4,549
Less reclassification adjustment for gains realized in net income (1)	255	61	378	61
Unrealized gains (losses) on investment securities	(1,220)	2,291	(248)	4,488
Unrecognized benefit obligation:
Reclassification adjustment for amortization (2)	(17)	(20)	(34)	(38)
Unrecognized benefit obligation expense	(17)	(20)	(34)	(38)
Unrealized loss on derivative instrument, net of tax effect	(64)	—	(185)	—
Other comprehensive income (loss)	(1,301)	2,311	(467)	4,526
Comprehensive income	$311	$3,758	2,906	7,588
Less net income attributable to noncontrolling interest	151	69	321	187
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$160	$3,689	$2,585	$7,401

1.	Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income. See Note 15. Comprehensive Income (Loss).
2.	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income. See Note 15. Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2015-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2015	$18,856	28,200	$56,400	1,932	$193	$110,697	$(115,864)	$(2,492)	$(5,571)	$387	$62,606
Net income							3,052			321	3,373
Other comprehensive loss, net of reclassifications and taxes								(467)			(467)
Distributions to noncontrolling interests										(290)	(290)
Treasury shares issued for compensation (16,382 shares)						(201)			229		28
Stock option expense						37					37
Balance June 30, 2015	$18,856	28,200	$56,400	1,932	$193	$110,533	$(112,812)	$(2,959)	$(5,342)	$418	$65,287

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30,  2014-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							2,875			187	3,062
Other comprehensive income, net of reclassifications and taxes								4,526			4,526
Distributions to noncontrolling interests										(136)	(136)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Accretion of discount on preferred stock	294						(294)				—
Treasury shares issued for compensation (25,498 shares)						(305)			357		52
Stock option expense						3					3
Balance June 30, 2014	$30,244	11,534	$23,067	1,932	$193	$126,997	$(117,936)	$(1,596)	$(5,979)	$322	$55,312

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Six months ended June 30,

(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$3,052	$2,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291	201
Stock compensation expense	37	3
Credit for loan and lease losses	(1,166)	(714)
Impairment charge for OREO	355	338
Net amortization of AFS investment securities	807	1,050
Net accretion on loans	(239)	(232)
Gains on sales of loans and leases	—	(143)
Net gains on sales of OREO	(646)	(460)
Net gains on sales of investment securities	(572)	(92)
Income from bank owned life insurance	(248)	(255)
Changes in assets and liabilities:
Decrease in accrued interest receivable	811	859
(Increase) decrease in other assets	(1,102)	1,684
Increase in accrued interest payable	1,081	958
Increase (decrease) in other liabilities	32	(1,233)
Net cash provided by operating activities	2,493	4,839
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	19,295	23,564
Proceeds from sales of AFS investment securities	24,506	35,970
Purchase of AFS investment securities	(6,061)	(26,252)
Redemption of Federal Home Loan Bank stock	37	326
Proceeds from sales of loans and leases	—	1,804
Net increase in loans	(36,401)	(16,885)
Additions to OREO	(308)	(1,103)
Purchase of premises and equipment	(369)	(478)
Proceeds from sales of OREO	3,466	1,913
Net cash provided by investing activities	4,165	18,859

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Six months ended June 30,

	2015	2014
Cash flows from financing activities:
Increase in demand and NOW accounts	$2,424	$1,100
Increase in money market and savings accounts	3,299	10,616
Decrease in certificates of deposit	(4,638)	(13,763)
Repayments of short-term borrowings	—	(10,000)
Repayments of long-term borrowings	(10,228)	(227)
Distributions to noncontrolling interest	(290)	(136)
Net cash used in financing activities	$(9,433)	$(12,410)
Net (decrease) increase in cash and cash equivalents	(2,775)	11,288
Cash and cash equivalents at the beginning of the period	30,790	16,844
Cash and cash equivalents at the end of the period	$28,015	$28,132
Supplemental Disclosure
Interest paid	$2,081	$2,289
Transfers to OREO	$3,619	$882

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). The amendments in ASU 2015-10 affect a wide variety of Topics in the Codification and will apply to all reporting entities within the scope of the affected accounting guidance. ASU 2015-10 includes amendments to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in ASU 2015-10 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted , including adoption in an interim period.  All other amendments in ASU 2015-10 are effective upon the issuance of ASU 2015-10.  The adoption of ASU 2015-10 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the 30,407 shares of Series A Preferred Stock.  We made the decision to suspend the preferred cash dividends in order to support the liquidity position of Royal Bank.  The dividend in arrears on the outstanding 18,856 shares of Series A preferred stock is approximately $7.7 million and includes additional dividends on arrearages.  In the event we declared the preferred dividend in arrears our equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Under the MOU, we may not declare or pay any dividends on our capital stock or make interest payments related to our outstanding trust preferred securities or subordinate securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the first and second quarters of 2015, we received approval from the Federal Reserve Bank and paid the respective quarterly interest payments on the trust preferred securities in March and June 2015.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at June 30, 2015 and December 31, 2014 are as follows:

As of June 30, 2015		Included in OCL*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,125	$—	$(641)	$25,484
Mortgage-backed securities-residential	14,692	114	(115)	14,691
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	143,463	2,582	(919)	145,126
Non-agency	3,093	3	(30)	3,066
Corporate bonds	10,583	76	(19)	10,640
Municipal bonds	9,941	77	(35)	9,983
Other securities	2,198	832	(24)	3,006
Common stocks	26	—	—	26
Total available for sale	$210,121	$3,684	$(1,783)	$212,022

As of December 31, 2014		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

*Other comprehensive income (loss)

The amortized cost and fair value of investment securities at June 30, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2015
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	12,234	12,184
After 5 but within 10 years	25,303	25,057
After 10 years	9,112	8,866
Mortgage-backed securities-residential	14,692	14,691
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	143,463	145,126
Non-agency	3,093	3,066
Total available for sale debt securities	207,897	208,990
No contractual maturity	2,224	3,032
Total available for sale securities	$210,121	$212,022

Proceeds from the sales of AFS investments during the three months ended June 30, 2015 and 2014 were $5.8 million and $36.0 million, respectively. Proceeds from the sales of AFS investments during the six months ended June 30, 2015 and 2014 were $24.5 million and $36.0 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Gross realized gains	$385	$697	$572	$697
Gross realized losses	—	(605)	—	(605)
Net realized gains	$385	$92	$572	$92

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

June 30, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$25,484	$(641)	8	$25,484	$(641)	8
Mortgage-backed securities-residential	8,367	(72)	3	2,748	(43)	1	11,115	(115)	4
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	27,728	(171)	10	27,300	(748)	9	55,028	(919)	19
Non-agency	1,221	(30)	1	—	—	—	1,221	(30)	1
Corporate bonds	997	(3)	1	1,984	(16)	2	2,981	(19)	3
Municipal bonds	4,108	(32)	5	1,003	(3)	1	5,111	(35)	6
Other securities	235	(24)	1	—	—	—	235	(24)	1
Total available for sale	$42,656	$(332)	21	$58,519	$(1,451)	21	$101,175	$(1,783)	42

December 31, 2014	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$25,289	$(834)	8	$25,289	$(834)	8
Mortgage-backed securities-residential	—	—	—	8,913	(61)	3	8,913	(61)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	36,757	(204)	12	38,798	(880)	12	75,555	(1,084)	24
Non-agency	1,432	(14)	1	—	—	—	1,432	(14)	1
Corporate bonds	8,054	(25)	5	991	(9)	1	9,045	(34)	6
Municipal bonds	1,639	(7)	2	3,079	(28)	4	4,718	(35)	6
Total available for sale	$47,882	$(250)	20	$77,070	$(1,812)	28	$124,952	$(2,062)	48

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. We did not record OTTI charges to earnings during the first two quarters of 2015 and 2014.  There was no credit-related impairment losses on debt securities held at June 30, 2015 and June 30, 2014 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of June 30, 2015, we had eight U.S. Agency securities with a fair value of $25.5 million and gross unrealized losses of $641,000.  All eight bonds had been in an unrealized loss position for twelve months or longer at June 30, 2015. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2015.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of June 30, 2015, we had four mortgage-backed securities with a fair value of $11.1 million and a gross unrealized loss of $115,000.  One of these mortgage-backed securities has been in an unrealized loss position of twelve months or longer and the remaining three mortgage-backed securities have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for this security is guaranteed by a U.S. government-sponsored enterprise. Based on its assessment of these factors, management believes that the unrealized loss on this debt security is a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of this security. We do not intend to sell this security before recovery of its cost basis and have not determined that it is not more likely than not that we will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at June 30, 2015.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of June 30, 2015, we had 19 Agency CMOs with a fair value of $55.0 million and gross unrealized losses of $919,000.  Nine of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining ten Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2015.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of June 30, 2015, the Company had one non-agency CMO with a fair value of $1.2 million and a gross unrealized loss of $30,000.  The bond has been in an unrealized loss position for less than twelve months.  The Company does not intend to sell this security before recovery of its cost basis, and it is not more likely than not that the Company be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at June 30, 2015.

Corporate bonds:  As of June 30, 2015, we had three corporate bonds with a fair value of $3.0 million and gross unrealized losses of $19,000.  Two of the corporate bonds have been in an unrealized loss position for twelve months or longer and one bond has been in an unrealized loss position for less than twelve months. These bonds are investment grade.  Our unrealized losses in investments in these corporate bonds represent interest rate risk and not credit risk of the underlying issuers. Management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) our intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimates, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Based on the analysis, there was no credit-related loss on the bonds.  Because we do not intend to sell the corporate bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider any of the three bonds to be other-than-temporarily impaired at June 30, 2015.

Municipal bonds:  As of June 30, 2015,we had six municipal bonds with a fair value $5.1 million and gross unrealized losses of $35,000.  Five of the municipal bonds have been in an unrealized loss position for less than twelve months and one municipal bond has been in an unrealized loss position for twelve months or longer. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at June 30, 2015.

Other securities:  As of June 30, 2015, we had five investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, we review the funds’ financials, asset values, and near-term projections.  At June 30, 2015,  one of the private equity fund investments had a fair value of $235,000 and an unrealized loss of $24,000.  OTTI charges were recorded in a prior period on this fund.  Management concluded that there was no additional impairment on this investment as of June 30, 2015.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of loans are as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Commercial real estate	$206,139	$175,038
Construction and land development	33,786	45,662
Commercial and industrial	83,825	76,489
Multi-family	16,172	13,823
Residential real estate	42,166	42,992
Leases	58,090	51,583
Tax certificates	4,804	7,191
Consumer	2,665	2,354
Total loans, net of unearned income	$447,647	$415,132

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
•

Pass-watch: a classification which includes currently performing credits that are beginning to demonstrate above average risk through declining earnings, strained cash flows, increased leverage and/or weakening market fundamentals. This class may also include new loan originations which warrant approval but may contain certain risks that require closer than usual monitoring and supervision, such as construction loans;

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

The following tables present risk ratings for each loan portfolio classification at June 30, 2015 and December 31, 2014.

As of June 30, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$167,043	$35,440	$1,705	$316	$1,635	$206,139
Construction and land development	3,900	29,342	—	—	544	33,786
Commercial and industrial	58,698	15,991	4,839	3,378	919	83,825
Multi-family	15,374	289	509	—	—	16,172
Residential real estate	41,231	—	—	—	935	42,166
Leases	57,496	171	85	—	338	58,090
Tax certificates	3,791	—	—	—	1,013	4,804
Consumer	2,537	128	—	—	—	2,665
Total loans, net of unearned income	$350,070	$81,361	$7,138	$3,694	$5,384	$447,647

As of December 31, 2014
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$140,045	$27,229	$2,512	$1,568	$3,684	$175,038
Construction and land development	12,861	32,165	—	—	636	45,662
Commercial and industrial	60,500	8,527	1,608	3,337	2,517	76,489
Multi-family	12,995	310	518	—	—	13,823
Residential real estate	42,033	—	—	—	959	42,992
Leases	51,113	152	1	—	317	51,583
Tax certificates	5,491	—	—	—	1,700	7,191
Consumer	2,194	160	—	—	—	2,354
Total loans, net of unearned income	$327,232	$68,543	$4,639	$4,905	$9,813	$415,132

The following tables present an aging analysis of past due payments for each loan portfolio classification at June 30, 2015 and December 31, 2014.

As of June 30, 2015	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$—	$992	$—	$1,635	$203,512	$206,139
Construction and land development	333	—	—	544	32,909	33,786
Commercial and industrial	156	—	—	919	82,750	83,825
Multi-family	—	—	—	—	16,172	16,172
Residential real estate	146	146	—	935	40,939	42,166
Leases	171	85	—	338	57,496	58,090
Tax certificates	—	—	—	1,013	3,791	4,804
Consumer	29	—	—	—	2,636	2,665
Total loans, net of unearned income	$835	$1,223	$—	$5,384	$440,205	$447,647

As of December 31, 2014	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$311	$533	$—	$3,684	$170,510	$175,038
Construction and land development	—	—	—	636	45,026	45,662
Commercial and industrial	92	449	—	2,517	73,431	76,489
Multi-family	—	—	—	—	13,823	13,823
Residential real estate	165	162	—	959	41,706	42,992
Leases	152	1	—	317	51,113	51,583
Tax certificates	—	—	—	1,700	5,491	7,191
Consumer	—	—	—	—	2,354	2,354
Total loans, net of unearned income	$720	$1,145	$—	$9,813	$403,454	$415,132

If interest had accrued on non-accrual loans, such income would have been approximately $193,000 and $397,000 for the three months and six months ended June 30, 2015, respectively, and $213,000 and $488,000 for the three and six months ended June 30, 2014, respectively.

Impaired Loans

Total cash collected on impaired loans during the six months ended June 30, 2015 and 2014 was $3.6 million and $3.0 million respectively, of which $2.7 million and $2.6 million was credited to the principal balance outstanding on such loans, respectively.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at June 30, 2015 and December 31, 2014.

	As of June 30, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,841	$—	$2,841
Construction and land development	2	—	544	544
Commercial and industrial	4	3,634	—	3,634
Residential real estate	1	—	98	98
Total	10	$6,475	$642	$7,117

	As of December 31, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,883	$—	$2,883
Construction and land development	3	47	636	683
Commercial and industrial	5	3,643	1,448	5,091
Residential real estate	1	—	102	102
Total	12	$6,573	$2,186	$8,759

At June 30, 2015, the two construction and land development TDRs, cited in the above table, were not in compliance with their restructured terms due to payment defaults. We did not classify any loan modifications as TDRs during the first two quarters of 2015. The following table presents restructured loans that occurred during the six months ended June 30, 2014.

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

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of June 30, 2015, December 31, 2014 and June 30, 2014.

Allowance for Loan and Lease Losses

For the three months ended June 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,885	$1,076	$2,035	$345	$665	$1,378	$342	$34	$137	$10,897
Charge-offs	(231)	(80)	(200)	—	—	(75)	(8)	—	—	(594)
Recoveries	2	4	273	—	3	4	33	—	—	319
(Credit) provision	(448)	358	(403)	(45)	(84)	98	(50)	1	(13)	(586)
Ending balance	$4,208	$1,358	$1,705	$300	$584	$1,405	$317	$35	$124	$10,036
Ending balance: related to loans individually evaluated for impairment	$—	$39	$—	$—	$28	$46	$1	$—	$—	$114
Ending balance: related to loans collectively evaluated for impairment	$4,208	$1,319	$1,705	$300	$556	$1,359	$316	$35	$124	$9,922

Allowance for Loan and Lease Losses

For the six months ended June 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(231)	(80)	(541)	—	—	(177)	(433)	—	—	(1,462)
Recoveries	351	252	274	—	11	16	52	—	—	956
(Credit) provision	(364)	(1,106)	192	15	(43)	137	31	(3)	(25)	(1,166)
Ending balance	$4,208	$1,358	$1,705	$300	$584	$1,405	$317	$35	$124	$10,036
Ending balance: related to loans individually evaluated for impairment	$—	$39	$—	$—	$28	$46	$1	$—	$—	$114
Ending balance: related to loans collectively evaluated for impairment	$4,208	$1,319	$1,705	$300	$556	$1,359	$316	$35	$124	$9,922

Loans Evaluated for Impairment

For the three and six months ended June 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$206,139	$33,786	$83,825	$16,172	$42,166	$58,090	$4,804	$2,665	$—	$447,647
Ending balance: individually evaluated for impairment	$4,649	$545	$3,937	$—	$935	$180	$1,013	$—	$—	$11,259
Ending balance: collectively evaluated for impairment	$201,490	$33,241	$79,888	$16,172	$41,231	$57,910	$3,791	$2,665	$—	$436,388

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

For the year ended December 31, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(354)	(172)	(452)	—	—	(793)	(350)	—	—	(2,121)
Recoveries	—	940	27	—	15	42	1	—	—	1,025
(Credit) provision	(692)	(792)	(801)	(117)	128	957	461	23	(34)	(867)
Ending balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Ending balance: related to loans individually evaluated for impairment	$200	$—	$301	$—	$28	$80	$432	$—	$—	$1,041
Ending balance: related to loans collectively evaluated for impairment	$4,252	$2,292	$1,479	$285	$588	$1,349	$235	$38	$149	$10,667
Loan Balances
Ending balance	$175,038	$45,662	$76,489	$13,823	$42,992	$51,583	$7,191	$2,354	$—	$415,132
Ending balance: individually evaluated for impairment	$6,795	$683	$5,846	$—	$959	$95	$1,700	$—	$—	$16,078
Ending balance: collectively evaluated for impairment	$168,243	$44,979	$70,643	$13,823	$42,033	$51,488	$5,491	$2,354	$—	$399,054

Allowance for Loan and Lease Losses

For the three months ended June 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,928	$2,263	$1,862	$401	$490	$1,357	$387	$17	$161	$11,866
Charge-offs	—	—	—	—	—	(244)	—	—	—	(244)
Recoveries	—	—	8	—	4	9	1	—	—	22
Provision (credit)	43	(230)	(345)	15	196	230	20	7	(11)	(75)
Ending balance	$4,971	$2,033	$1,525	$416	$690	$1,352	$408	$24	$150	$11,569
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$30	$71	$—	$—	$—	$101
Ending balance: related to loans collectively evaluated for impairment	$4,971	$2,033	$1,525	$416	$660	$1,281	$408	$24	$150	$11,468

Allowance for Loan and Lease Losses

For the six months ended June 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(350)	—	(452)	—	—	(362)	(265)	—	—	(1,429)
Recoveries	—	—	12	—	6	22	1	—	—	41
Provision (credit)	(177)	(283)	(1,041)	14	211	469	117	9	(33)	(714)
Ending balance	$4,971	$2,033	$1,525	$416	$690	$1,352	$408	$24	$150	$11,569
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$30	$71	$—	$—	$—	$101
Ending balance: related to loans collectively evaluated for impairment	$4,971	$2,033	$1,525	$416	$660	$1,281	$408	$24	$150	$11,468

Loans Evaluated for Impairment

For three months and six months ended June 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
LHFI
Ending balance	$154,510	$41,180	$71,759	$13,336	$40,223	$45,925	$9,631	$1,227	$—	$377,791
Ending balance: individually evaluated for impairment	$4,510	$1,843	$6,335	$—	$1,004	$79	$1,140	$—	$—	$14,911
Ending balance: collectively evaluated for impairment	$150,000	$39,337	$65,424	$13,336	$39,219	$45,846	$8,491	$1,227	$—	$362,880

The following tables detail the loans that were evaluated for impairment by loan classification at June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$6,615	$4,649	$—
Construction and land development	546	291	—
Commercial and industrial	6,221	3,937	—
Tax certificates	1,286	803	—
Total:	$14,668	$9,680	$—

With an allowance recorded:
Construction and land development	$289	$254	$39
Residential real estate	1,062	935	28
Leasing	180	180	46
Tax certificates	4,246	210	1
Total:	$5,777	$1,579	$114

	At and for the year ended December 31, 2014
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$6,632	$6,113	$—	$5,089	$98
Construction and land development	894	683	—	2,233	71
Commercial and industrial	5,358	5,118	—	5,786	208
Tax certificates	1,120	890	—	867	—
Total:	$14,004	$12,804	$—	$13,975	$377

With an allowance recorded:
Commercial real estate	$926	$682	$200	$529	$—
Construction and land development	—	—	—	145	—
Commercial and industrial	2,500	728	301	688	—
Residential real estate	1,068	959	28	864	—
Leases	95	95	80	108	—
Tax certificates	4,835	810	432	145	—
Total:	$9,424	$3,274	$1,041	$2,479	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three and six months ended June 30, 2015 and 2014.

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Commercial real estate	$5,843	$32	$6,231	$199
Construction and land development	584	—	611	—
Commercial and industrial	4,856	49	5,216	98
Residential real estate	971	—	963	—
Leasing	73	—	70	—
Tax certificates	943	—	1,051
Total:	$13,270	$81	$14,142	$297

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Commercial real estate	$4,710	$32	$4,972	$63
Construction and land development	3,001	12	3,341	26
Commercial and industrial	6,395	51	6,939	107
Residential real estate	817	—	766	—
Leasing	97	—	129	—
Tax certificates	1,139	—	826	—
Total:	$16,159	$95	$16,973	$196

Note 6.Other Real Estate Owned

At June 30, 2015 OREO is comprised of four real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 80 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2015 to June 30, 2015 and January 1, 2014 to December 31, 2014.

	For the six months ended June 30, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,475)	(1,991)	(3,466)
Net gains on sales	26	620	646
Transfers in	1,456	2,163	3,619
Cash additions	—	308	308
Impairment charge	—	(355)	(355)
Ending balance	$356	$10,175	$10,531

	For the year ended December 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,336)	(2,970)	(4,306)
Net gain on sales	59	684	743
Transfers in	—	2,919	2,919
Cash additions	—	1,330	1,330
Impairment charge	(99)	(425)	(524)
Ending balance	$349	$9,430	$9,779

At June 30, 2015, OREO was comprised of $229,000 in land, $10.2 million in tax liens, and $127,000 in residential real estate related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant and a single family home.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 7.Deposits

Our deposit composition as of June 30, 2015 and December 31, 2014 is presented below:

	June 30,	December 31,
(In thousands)	2015	2014
Demand	$84,755	$73,665
NOW	37,849	46,515
Money Market	163,378	166,224
Savings	24,866	18,721
Time deposits (over $100)	88,982	87,209
Time deposits (under $100)	131,680	138,091
Total deposits	$531,510	$530,425

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of June 30, 2015, Royal Bank had $210.2 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $45.0 million and $55.0 million at June 30, 2015 and December 31, 2014, respectively.  The advances and the line of credit are collateralized by FHLB stock, government agency securities and mortgage-backed securities.  As of June 30, 2015, investment securities with a market value of $36.0 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2015	$—	0.71%	$10,000	0.71%
2016	10,000	1.11%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$45,000		$55,000

2.	Other borrowings

We have a note payable with PNC Bank (“PNC”) at June 30, 2015 in the amount of $2.2 million compared to $2.4 million at December 31, 2014.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at June 30, 2015 was 0.34%.

At June 30, 2015 and December 31, 2014, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $10.0 million line of credit with a local financial institution, of which $0 is outstanding at June 30, 2015 and December 31, 2014, respectively.

3.	Subordinated debentures

We have outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.44% at June 30, 2015, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in March and June of 2015.

Note 9.Derivative Instruments and Hedging Activity

In the fourth quarter of 2014, we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy of an

FHLB advance, which is scheduled to mature in June 2016 and will continue to rollover through the swap expiration of June 2021. This derivative was used as part of the asset/liability management process, is linked to a specific liability and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as a cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings.

The effects of the derivative instrument on the Consolidated Financial Statements for June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(280)	Other liabilities	June 24, 2021
Total:	$15,000	$(280)

	As of December 31, 2014
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(187)	Other liabilities	June 24, 2021
Total:	$15,000	$(187)

For the six months ended June 30, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(185)	Not Applicable	$—
Total:	$(185)		$—

For the year ended December 31, 2014
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(187)	Not Applicable	$—
Total:	$(187)		$—

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

The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$65,150	$48,929
Commitments to extend credit	22,333	6,430
Standby letters of credit and financial guarantees written	574	371

Legal Proceedings

From time to time, we are a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

Note 11.Shareholders’ Equity

1.	Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the Treasury, we issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of our Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and originally paid cumulative dividends at a rate of 5% per annum.  In February 2014, the cumulative dividend rate on the Series A Preferred Stock increased to 9% per annum.  The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  As a result of the shareholders’ rights offering described below, the number of warrants to purchase the Company’s Class A common stock adjusted to 1,368,040 and the warrant exercise price decreased to $3.33 per share of the common stock.

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As a result of the Company’s repurchase of 11,551 shares of Series A Preferred Stock, approximately $3.5 million of the Series A Preferred stock dividend in arrears was eliminated. As of June 30, 2015, the Series A Preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $7.7 million and has not been recognized in the consolidated financial statements.  In the event we declared the preferred dividend our capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve Bank MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. As of June 30, 2015, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2015 and the previous 19 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At June 30, 2015
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$82,851	15.81%	$41,923	8.00%	$52,404	10.00%
Tier 1 capital (to risk-weighted assets)	$76,258	14.55%	$31,442	6.00%	$41,923	8.00%
Tier 1 capital (to average assets, leverage)	$76,258	10.68%	$28,574	4.00%	$35,717	5.00%
Common equity Tier 1 (to risk-weighted assets)	$57,025	10.88%	$23,582	4.50%	$34,062	6.50%

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the six
months ended
(In thousands)	June 30, 2015
RAP net income	$682
Tax lien adjustment, net of noncontrolling interest	2,352
U.S. GAAP net income	$3,034

	At June 30, 2015
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.81%	16.20%
Tier 1 capital (to risk-weighted assets)	14.55%	14.94%
Tier 1 capital (to average assets, leverage)	10.68%	10.97%
Common equity Tier 1 (to risk-weighted assets)	10.88%	10.83%

The tables below reflect the Company’s capital ratios:

	At June 30, 2015
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$99,428	18.78%	$42,344	8.00%	$52,930	10.00%
Tier 1 capital (to risk-weighted assets)	$90,520	17.10%	$31,758	6.00%	$31,758	6.00%
Tier 1 capital (to average assets, leverage)	$90,520	12.51%	$28,947	4.00%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$48,495	9.16%	$23,818	4.50%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the six
months ended
(In thousands)	June 30, 2015
U.S. GAAP net income	$3,052
Tax lien adjustment, net of noncontrolling interest	(2,352)
RAP net income	$700

	At June 30, 2015
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.78%	18.41%
Tier 1 capital (to risk-weighted assets)	17.10%	16.58%
Tier 1 capital (to average assets, leverage)	12.51%	12.11%
Common equity Tier 1 (to risk-weighted assets)	9.16%	9.20%

Note 13.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and six months ended June 30, 2015 and 2014 included the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$16	$15	$32	$30
Interest cost	134	156	268	311
Amortization of prior service cost	23	22	46	44
Amortization of actuarial loss	47	32	94	64
Net periodic benefit cost	$220	$225	$440	$449

We have unfunded pension plan obligations of $15.4 million as of June 30, 2015 compared to $15.3 million at December 31, 2014.  We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.

Note 14.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three and six months ended June 30, 2015 and 2014, 314,943 and 159,865 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended June 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,032	30,039	$0.03

Diluted EPS
Income available to common shareholders	$1,032	30,051	$0.03

	Three months ended June 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$549	13,327	$0.04

	Six months ended June 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$2,199	30,038	$0.07

Diluted EPS
Income available to common shareholders	$2,199	30,045	$0.07

	Six months ended June 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$1,383	13,321	$0.10

Note 15.Comprehensive Income (Loss)

FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income.  Unrealized gains and losses on AFS securities is an example of another comprehensive income (loss) component.

	For the six months ended June 30, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	$201	$71	$130
Less reclassification adjustment for gains
realized in net income	572	194	378
Unrealized losses on investment securities	(371)	(123)	(248)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(34)	—	(34)
Unrecognized benefit obligation	(34)	—	(34)
Unrealized loss on derivative instrument	(280)	(95)	(185)
Other comprehensive loss, net	$(685)	$(218)	$(467)

	For the six months ended June 30, 2014
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,713	$2,164	$4,549
Less reclassification adjustment for gains
realized in net loss	92	31	61
Unrealized gains on investment securities	6,621	2,133	4,488
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(57)	(19)	(38)
Unrecognized benefit obligation	57	19	38
Other comprehensive income, net	$6,678	$2,152	$4,526

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three and six months ended June 30, 2015 and 2014.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,484	$—	$25,484
Mortgage-backed securities-residential	—	14,691	—	14,691
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	145,126	—	145,126
Non-agency	—	3,066	—	3,066
Corporate bonds	—	10,640	—	10,640
Municipal bonds	—	9,983	—	9,983
Other securities	—	—	3,006	3,006
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$208,990	$3,006	$212,022
Liabilities:
Derivative instruments
Interest rate swaps	$—	$280	$—	$280

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available for sale
U.S. government agencies	$—	$25,289	$—	$25,289
Mortgage-backed securities-residential	—	22,387	—	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	168,977	—	168,977
Non-agency	—	3,731	—	3,731
Corporate bonds	—	15,727	—	15,727
Municipal bonds	—	10,173	—	10,173
Other securities	—	—	4,034	4,034
Common stocks	50	—	—	50
Total investment securities available for sale	$50	$246,284	$4,034	$250,368
Liabilities:
Derivative instruments
Interest rate swaps	$—	$187	$—	$187

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2015 and 2014:

(In thousands)	Other securities
Investment Securities Available for Sale	2015	2014
Beginning balance January 1,	$4,034	$4,625
Total gains/(losses) - (realized/unrealized):
Included in earnings-gain on sale	315	60
Included in other comprehensive income	(542)	288
Purchases	4	—
Sales and calls	(805)	(354)
Transfers in and/or out of Level 3	—	—
Ending balance June 30,	$3,006	$4,619

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,729	$2,729
Other real estate owned	—	—	3,140	3,140

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,812	$2,812
Other real estate owned	—	—	3,418	3,418

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2015 and December 31, 2014:

	Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,729	Appraisal of	Appraisal adjustments	0.0%	-	-40.0%	(-26.9%)
		collateral (1)	Liquidation expenses	0.0%	-	-24.0%	(-7.1%)

Other real estate owned	3,140	Appraisal of	Appraisal adjustments	0.0%	-	-62.5%	(-15.0%)
		collateral (1)	Liquidation expenses	0.0%		-14.7%	(-11.8%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2014		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,812	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-20.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-24.0%	(-7.8%)

Other real estate owned	3,418	Appraisal of	Appraisal adjustments	0.0%	-	-68.6%	(-14.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-14.7%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at June 30, 2015 and December 31, 2014. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between  our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at June 30, 2015 and December 31, 2014.

			Fair Value Measurements
			At June 30, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,015	$28,015	$28,015	$—	$—
Investment securities available for sale	212,022	212,022	26	208,990	3,006
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,585	2,585	—	—	2,585
Loans, net	437,611	432,724	—	—	432,724
Accrued interest receivable	4,459	4,459	—	4,459	—
Financial Liabilities:
Demand deposits	84,755	84,755	—	84,755	—
NOW and money markets	201,227	201,227	—	201,227	—
Savings	24,866	24,866	—	24,866	—
Time deposits	220,662	219,221	—	219,221	—
Long-term borrowings	82,198	79,764	—	79,764	—
Subordinated debt	25,774	26,287	—	26,287	—
Accrued interest payable	1,807	1,807	—	1,807	—
Derivative Instruments:
Interest rate swaps	280	280	—	280	—

			Fair Value Measurements
			At December 31, 2014
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$30,790	$30,790	$30,790	$—	$—
Investment securities available for sale	250,368	250,368	50	246,284	4,034
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,622	2,622	—	—	2,622
Loans, net	403,424	400,979	—	—	400,979
Accrued interest receivable	5,270	5,270	—	5,270	—
Financial Liabilities:
Demand deposits	73,665	73,665	—	73,665	—
NOW and money markets	212,739	212,739	—	212,739	—
Savings	18,721	18,721	—	18,721	—
Time deposits	225,300	223,788	—	223,788	—
Long-term borrowings	92,426	90,022	—	90,022	—
Subordinated debt	25,774	25,091	—	25,091	—
Accrued interest payable	726	726	—	726	—
Derivative Instruments:
Interest rate swaps	187	187	—	187	—

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

Tax liens

At June 30, 2015, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC has been liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$6,980	$91	$7,071
Interest expense	1,378	213	1,591
Net interest income	$5,602	$(122)	$5,480
(Credit) provision for loan and lease losses	(536)	(50)	(586)
Total non-interest income	868	415	1,283
Total non-interest expense	5,093	644	5,737
Income tax expense	—	—	—
Net income (loss)	$1,913	$(301)	$1,612
Noncontrolling interest	$183	$(32)	$151
Net income (loss) attributable to Royal Bancshares	$1,730	$(269)	$1,461

	Three months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$6,864	$345	$7,209
Interest expense	1,343	279	1,622
Net interest income	$5,521	$66	$5,587
(Credit) provision for loan and lease losses	(95)	20	(75)
Total non-interest income	466	350	816
Total non-interest expense	4,368	663	5,031
Income tax expense	—	—	—
Net income (loss)	$1,714	$(267)	$1,447
Noncontrolling interest	$111	$(42)	$69
Net income (loss) attributable to Royal Bancshares	$1,603	$(225)	$1,378

	Six months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$14,017	$334	$14,351
Interest expense	2,722	440	3,162
Net interest income	$11,295	$(106)	$11,189
(Credit) provision for loan and lease losses	(1,197)	31	(1,166)
Total non-interest income	1,386	744	2,130
Total non-interest expense	9,948	1,164	11,112
Income tax expense	—	—	—
Net income (loss)	$3,930	$(557)	$3,373
Noncontrolling interest	$372	$(51)	$321
Net income (loss) attributable to Royal Bancshares	$3,558	$(506)	$3,052

	Six months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$13,660	$700	$14,360
Interest expense	2,663	584	3,247
Net interest income	$10,997	$116	$11,113
(Credit) provision for loan and lease losses	(832)	118	(714)
Total non-interest income	1,032	556	1,588
Total non-interest expense	9,305	1,048	10,353
Income tax expense	—	—	—
Net income (loss)	$3,556	$(494)	$3,062
Noncontrolling interest	$268	$(81)	$187
Net income (loss) attributable to Royal Bancshares	$3,288	$(413)	$2,875

Interest income earned by the community banking segment related to the tax liens segment was approximately $213,000 and $279,000 for the three month periods ended June 30, 2015 and 2014, respectively and $440,000 and $584,000 for the six month periods ended June 30, 2015 and 2014, respectively.

Note 18.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of June 30, 2015 and December 31, 2014, FHLB stock totaled $2.6 million.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of June 30, 2015.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the the three and six months ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”, “We”, “Our’) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; changes in generally accepted accounting principles; new service and product offerings by competitors and price pressures and similar items.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  Applications of the principles in preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At June 30, 2015, commercial real estate and multi-family loans, commercial and industrial loans, leases, and construction and land development loans comprised 50%, 19%, 13%, and 8%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them,  especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

The financial results for the first six months of 2015 illustrate further progress on our goal of consistent profitability and serving our four key constituents:  customers, shareholders, co-workers, and community. A key strategic initiative in 2014 was to refresh Royal Bank’s commercial and consumer products and services and the branch network to build the platform for future growth and opportunities.  This initiative included the reorganization of our retail division to better serve existing customers and the further development of our retail sales teams to attain new customers.  In 2014, we relocated four of our branches to more visible, high-traffic locations within their markets and we opened a limited service office in Princeton, New Jersey to more effectively work with our commercial customers in central New Jersey. During the second quarter of 2015, we relocated our Jenkintown branch to a new attractive location in Willow Grove.

As a community bank we have been experiencing the same external headwinds as our competitors for high quality commercial loans and less expensive core deposits.  We have developed a multi-faceted plan to attract, expand and retain existing and new customer relationships.    In January 2015, we introduced our new Chief Lending Officer, who has extensive experience in lending and credit underwriting with community and larger banks in our market area.  We have seen improvement in our risk profile as illustrated by our ratio of non-performing loans to total loans.  For the first time in six years it is below 2%.  Additionally, the purposeful downsizing of the tax lien business, which is not core to Royal Bank’s strategy, has seen a favorable reduction from a high of over $100 million in tax lien assets in 2009 to less than $18 million in assets at June 30, 2015.  The Company continues its focus on modernizing the ways customers can access its products and services.  A new custom branded “smart phone” application is now available and provides a simpler on-line banking experience, while on-line loan applications are increasing.  The suite of cash management products, together with improved physical locations and the Princeton, NJ loan production office, are helping to drive the growth within our attractive geography.

Consolidated Net Income

Net income attributable to the Company was $1.5 million, or $.03 per diluted share, and $3.1 million, or $0.07 per diluted share, for the three and six months ended June 30, 2015, respectively, compared to  net income of $1.4 million, or $.04 per diluted share, and $2.9 million, or $0.10 per diluted share, for the three and six months ended  June 30, 2014, respectively. The basic and diluted earnings per share for 2015 were impacted by the increase in average common shares outstanding as a result of the private placement and shareholders’ rights offering which closed in the third quarter of 2014.

Factors that positively contributed to the net income results for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 were:

•	The credit to the allowance for loan and lease losses was $586,000, an increase of $511,000, due to a decline in historical loss rates and recoveries on impaired loans.
•

Gains on the sale of investment securities were $385,000, an increase of $293,000.  The sales were to fund loan growth, minimize extension risk within the portfolio and payoff a $10.0 million borrowing.

•	Service charges and fees earned were $339,000, an increase of $121,000 and was mostly attributable to RBA Leasing.

Partially offsetting these positive items were increases of $311,000, $138,000, $122,000,  $119,000 and $99,000 in the provision for unfunded loan commitments,  employee salaries and benefits, professional and legal fees,  Pennsylvania shares tax,    and occupancy and equipment expenses, respectively.

Factors that contributed to the $177,000 improvement in net income attributable to the Company for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 were:

•	The credit to the allowance for loan and lease losses was $1.2 million in 2015, an increase of $452,000 from 2014, due to a decline in historical loss rates and recoveries on impaired loans.
•

Gains on the sale of investment securities were $572,000 in 2015, an increase of $480,000 from 2014. The sales were to fund loan growth, minimize extension risk within the investment portfolio, and payoff a $10.0 million borrowing.

•	Net interest income grew $76,000 from $11.1 million for the six months ended June30, 2014 to $11.2 million for the six months ended June 30, 2015.

Partially offsetting these positive items were increases of $369,000, $359,000, and $225,000 in employee salaries and benefits,  the provision for unfunded loan commitments, and occupancy and equipment expenses, respectively.

Interest Income

Total interest income of $7.1 million for the second quarter of 2015 declined  $138,000, or 1.9%, from the comparable quarter of 2014.  The decrease in interest income was related to a decline in the average yields earned on average investment securities and average loans, which was partially offset by an increase in the average loan balances. Quarter over quarter, interest income on loans and leases increased $473,000 while interest income on investment securities decreased $614,000. Average interest-earning assets amounted to $675.2 million in the second quarter of 2015, which resulted in a decrease of $15.3 million, or 2.2%, from the level of $690.5 million in the second quarter of 2014 and featured a significant change in composition. Average loans and leases grew $61.8 million, or 16.7%, to $432.0 million, while average investment securities dropped $89.1 million, or 28.6%, to $223.0 million from the quarter ended June 30, 2014.  Average cash equivalents increased $12.0 million quarter over quarter. During the twelve month period from July 1, 2014 to June 30, 2015, we sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and to pay back a $10.0 million matured FHLB borrowing in the second quarter of 2015.

Total interest income was $14.4 million for the six months ended June 30, 2015 and 2014 and declined slightly by $9,000 in the 2015 period.  Year over year, interest income on loans and leases increased $948,000 while interest income on investment securities decreased $960,000 and was directly related to the change in composition and lower yields on loans.  Additionally, in the first quarter of 2015, we recognized approximately $134,000 in interest income, which we collected upon the payoff of a non-accrual loan. Average interest-earning assets amounted to $678.1 million for the six months ended June 30, 2015, which resulted in a decrease of $12.5 million, or 1.8%, from the level of $690.6 million in the comparable period in 2014. Average loans and leases grew $57.7 million, or 15.7%, to $425.8 million, while average investment securities declined  $78.9 million, or 25.0%, to $236.3 million from the six months ended June 30, 2014.  Average cash equivalents increased $8.7 million year over year. During the past year, we sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment.  During the first two quarters of 2015, we recorded gains on these sales. The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases.

For the second quarter of 2015, the yield on average interest-earning assets of 4.20% amounted to a slight increase of one  basis point from the yield of 4.19% for the prior year’s second quarter. Despite the increase in interest income on loans, the average yield on loans declined 38 basis points (5.31% in 2015 versus 5.69% in 2014). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined ten basis points quarter over quarter (2.41% in 2015 versus 2.51% in 2014).

For the six months ended June 30, 2015, the yield on average interest-earning assets increased eight basis points to 4.27% from the yield of 4.19% for the comparable period in 2014. Although interest income earned on loans increased, the average yield on loans declined 33 basis points (5.41% in 2015 versus 5.74% in 2014). As mentioned previously, the decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. Despite the decline in average investment securities, the average yield on investments went up one basis point year over year (2.49% in 2015 versus 2.48% in 2014). During the first quarter of 2015, the Federal Home Loan Bank (FHLB) of Pittsburgh declared and paid a special dividend based on the 2014 average stock outstanding for each shareholder.  We received approximately $94,000 as a result of this special dividend, which had a positive impact on the average investment yield for 2015.

Interest Expense

Total interest expense of $1.6 million in the second quarter of 2015 declined $31,000, or 1.9%, from the comparable quarter of 2014. The reduction in interest expense was primarily associated with a decline in interest expense on average borrowings.  For the second quarter of 2015, average interest-bearing liabilities of $561.4 million decreased $35.8 million, or 6.0%, from $597.2 million for the comparable period in 2014.  For the three months ended June 30, 2015, average borrowings amounted to $117.5 million which reflected a decline of $19.9 million, or 14.5% from the comparable quarter of 2014.  The decline in this average balance resulted in a decrease in interest expense of $52,000.  Average certificates of deposit (“CDs”) amounted to $220.4 million, which represented a decrease of $9.5 million, or 4.2% from the comparable quarter of 2014. Additionally, NOW and money market accounts declined $10.1 million, or 4.8%, from the second quarter of 2014.  Partially offsetting these declines in interest-bearing deposit products was an increase of $3.7 million, or 20.2%, in savings accounts.  For the second quarter of 2015, the interest paid on the average interest-bearing deposits increased $21,000, or 2.3%, from the comparable quarter of 2014.

Total interest expense for the first two quarters of 2015 was  $3.2 million and declined $85,000, or 2.6%, from the comparable period of 2014. The reduction in interest expense was primarily associated with a decline in interest expense on average borrowings as a result of the lower average balances.  For the six months ended June 30, 2015, average interest-bearing liabilities of $564.3 million decreased $31.8 million, or 5.3%, from $596.1 million for the comparable period in 2014.  For 2015, average borrowings amounted to $117.8 million which reflected a decline of $16.0 million, or 12.0% from 2014.  The decline in this average balance resulted in a decrease in interest expense of $101,000. Average CDs amounted to $222.6 million, which represented a decrease of $10.7 million, or 4.6% from the comparable period in 2014.  Additionally, NOW and money market accounts declined $7.7 million, or 3.7%, from the comparable period in 2014.  Partially offsetting these declines in interest-bearing deposit products was an increase of $2.6 million, or 14.2%, in savings accounts.  For the first six months of  2015, the interest paid on the average interest-bearing deposits grew $16,000, or 0.9%, from the comparable period of 2014.

The average interest rate paid on average total interest-bearing liabilities during the second quarter of 2015 amounted to 1.14% compared to 1.09% for the comparable quarter of 2014. During the second quarter of 2015 the average interest rate paid on average interest-bearing deposits was 0.83% compared to 0.78% during the comparable quarter of 2014. Despite the decline in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification increased 8 basis points (1.35% in 2015 versus 1.27% in 2014).  Additionally, the average rates paid on savings and NOW and money market accounts increased three basis points (0.18% in 2015 versus 0.15% in 2014) and two basis points (0.33% in 2015 versus 0.31% in 2014), respectively.  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types.  The average interest rate paid for borrowings during the second quarter of 2015 was 2.29%, which amounted to an increase of 18 basis points from the average rate paid of 2.11% during the second quarter of 2014.  During the 2014 quarter, short-term borrowings with rates  less than 0.30% were paid at maturity.

The average interest rate paid on average total interest-bearing liabilities during the first six months of 2015 amounted to 1.13%  compared to 1.10% for the comparable period in 2014. During the first two quarters of 2015 the average interest rate paid on average interest-bearing deposits was 0.83%  compared to 0.79% for the comparable period in 2014.  Despite the decline in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification increased eight basis points  (1.34% in 2015 versus 1.26% in 2014) and reflects the competitive pricing in our market area.  The average rates paid on savings and NOW and money market accounts were stable (0.17% in 2015 versus 0.18% in 2014) and (0.32% in 2015 and 2014), respectively.   The average interest rate paid for borrowings during the first two quarters of 2015 was 2.28%, which amounted to an increase of 12 basis points from the average rate paid of 2.16% during the first two quarters of 2014.  As mentioned previously, during the 2014, a short-term borrowings with rates less than 0.30% were paid at maturity.

Net Interest Income and Margin

Net interest income for the quarter ended June 30, 2015 amounted to $5.5 million, resulting in a decrease of $107,000, or 1.9%, from the comparable quarter of 2014. The decline in net interest income was impacted by a $138,000 decrease in interest income and a $21,000 increase in interest expense on average interest-bearing deposits, which were partially offset by a $52,000 decline in interest expense on average borrowings.  Although average loans outstanding increased $61.8 million quarter over quarter, the average yield earned on such loans declined 38 basis points and reflects the pricing competition for quality loans.

Net interest income for the six months ended June 30, 2015 amounted to $11.2 million, resulting in an increase of $76,000, or 0.7%, from the comparable period in 2014. The improvement in net interest income was directly related to the $101,000 reduction in interest expense on average borrowings, which was partially offset by a $16,000 increase in interest expense on average interest-bearing deposits.  The average yield on investment securities increased one basis point to 2.49% despite a $78.9 million decline in average balances as a result of the FHLB special dividend. Although average loans outstanding increased $57.7 million year over year, the average yield earned on such loans declined 33 basis points and reflects the pricing competition for quality loans.

The net interest margin for the second quarter of 2015 was 3.26%, which slightly grew one basis point from 3.25% for the comparable quarter of 2014. The average yield on interest-earning assets for the second quarter of 2015  was 4.20% compared to 4.19% for the same period in 2014.  Funding costs increased from an average interest rate paid of 1.09% for the second quarter of 2014 to 1.14% for the second quarter of 2015.  During the second quarter of 2015, we saw an increase in average rates paid on all interest-bearing deposit product types.  The average rates paid on average CDs, savings and NOW and money market accounts went up by eight, three, and two basis points, respectively. We have been experiencing competitive pricing pressure in our market area to retain deposits.  Additionally, the average rate paid on average borrowings increased 18 basis points despite a $52,000 decline in interest expense. During the 2014 quarter, short-term borrowings with rates less than 0.30% were paid at maturity.

The net interest margin for the first six months of 2015 was 3.33%, which grew nine basis points from 3.24% for the comparable period in 2014. The average yield on interest-earning assets for the six months ended June 30, 2015 was 4.27% compared to 4.19% for the same period in 2014. Both the FHLB special dividend of approximately $94,000 and the collection of approximately $134,000 in interest income upon the payoff of a non-accrual loan contributed to the improvement in the average yield on interest-earning assets. The average yield on investment securities went up one basis point even though the average balance declined $78.9 million.  Funding costs increased from an average interest rate paid of 1.10% for the first six months of 2014 to 1.13% for the first six months of 2015.  The increase in average interest rates paid was directly related to average rates paid on CDs (1.34% in 2015 versus 1.26% in 2014) and a 12 basis point increase in rates paid on average borrowings. We have been experiencing competitive pricing pressure in our market area to retain deposits.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	June 30, 2015			June 30, 2014
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Cash equivalents	$20,278	$8	0.16%	$8,284	$5	0.24%
Investment securities	223,012	1,340	2.41%	312,118	1,954	2.51%
Loans	431,957	5,723	5.31%	370,116	5,250	5.69%
Total interest earning assets	675,247	7,071	4.20%	690,518	7,209	4.19%
Non-earning assets	46,056			49,365
Total average assets	$721,303			$739,883
Interest-bearing deposits
NOW and money markets	$201,292	$168	0.33%	$211,381	$166	0.31%
Savings	22,268	10	0.18%	18,520	7	0.15%
Certificates of deposit	220,376	742	1.35%	229,906	726	1.27%
Total interest bearing deposits	443,936	920	0.83%	459,807	899	0.78%
Borrowings	117,493	671	2.29%	137,441	723	2.11%
Total interest bearing liabilities	561,429	1,591	1.14%	597,248	1,622	1.09%
Non-interest bearing deposits	73,831			64,702
Other liabilities	21,135			24,517
Shareholders' equity	64,908			53,416
Total average liabilities and equity	$721,303			$739,883
Net interest income		$5,480			$5,587
Net interest margin			3.26%			3.25%

	For the six months ended			For the six months ended
	June 30, 2015			June 30, 2014
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$16,028	$13	0.16%	$7,344	$10	0.27%
Investment securities	236,253	2,916	2.49%	315,128	3,876	2.48%
Loans	425,826	11,422	5.41%	368,152	10,474	5.74%
Total interest earning assets	678,107	14,351	4.27%	690,624	14,360	4.19%
Non-earning assets	45,971			46,014
Total average assets	$724,078			$736,638
Interest-bearing deposits
NOW and money markets	$203,102	$326	0.32%	$210,810	$333	0.32%
Savings	20,788	18	0.17%	18,199	16	0.18%
Certificates of deposit	222,552	1,484	1.34%	233,233	1,463	1.26%
Total interest bearing deposits	446,442	1,828	0.83%	462,242	1,812	0.79%
Borrowings	117,823	1,334	2.28%	133,863	1,435	2.16%
Total interest bearing liabilities	564,265	3,162	1.13%	596,105	3,247	1.10%
Non-interest bearing deposits	73,413			64,310
Other liabilities	22,031			24,137
Shareholders' equity	64,369			52,086
Total average liabilities and equity	$724,078			$736,638
Net interest income		$11,189			$11,113
Net interest margin			3.33%			3.24%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and six months ended June 30, 2015, as compared to the respective period in 2014, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$5	$(2)	$3	$7	$(4)	$3
Total short term earning assets	5	(2)	3	7	(4)	3
Investment securities	(645)	31	(614)	(976)	16	(960)
Loans
Commercial demand loans	(36)	(157)	(193)	(57)	(174)	(231)
Commercial mortgages	624	7	631	1,050	(31)	1,019
Residential and home equity loans	74	(15)	59	228	(20)	208
Leases receivables	234	(23)	211	442	(49)	393
Tax certificates	(119)	(135)	(254)	(278)	(89)	(367)
Consumer loans	13	(1)	12	24	(2)	22
Loan fees	7	—	7	(96)	—	(96)
Total loans	797	(324)	473	1,313	(365)	948
Total (decrease) increase in interest income	$157	$(295)	$(138)	$344	$(353)	$(9)
Interest expense
Deposits
NOW and money market	$(8)	$10	$2	$(13)	$6	$(7)
Savings	2	1	3	3	(1)	2
Certificates of deposit	(31)	47	16	(69)	90	21
Total deposits	(37)	58	21	(79)	95	16
Borrowings
Borrowings	(210)	155	(55)	(174)	70	(104)
Subordinated debentures	—	3	3	—	3	3
Total borrowings	(210)	158	(52)	(174)	73	(101)
Total (decrease) increase in interest expense	$(247)	$216	$(31)	$(253)	$168	$(85)
Total increase in net interest income	$404	$(511)	$(107)	$597	$(521)	$76

Credit for Loan and Lease Losses

We recorded credits to the allowance for loan and lease losses of $586,000 and $1.2 million for the three and six months ended June 30, 2015, respectively compared to $75,000 and $714,000 for the corresponding periods in 2014.  The majority of the $1.5 million in charge-offs for the six months ended June 30, 2015 was directly related to specific reserves on impaired loans.  During the first six months of 2015, we recorded recoveries of $956,000 compared to $41,000 for the same period in 2014.  The total recoveries and improvement in the overall historical loss rates positively impacted the credit to the allowance for loan and lease losses in 2015.

Non-interest Income

Non-interest income for the second quarter of 2015 was $1.3 million compared to $816,000 for the comparable quarter of 2014 resulting in an increase of $467,000.  Net gains on the sale of AFS investment securities were $385,000 for the three months ended June 30, 2015 compared to $92,000 for the comparable period in 2014.  Because the 10-year US Treasury rate retreated during the quarter, the Company was able to sell certain investment securities which had extension risk in a rising interest rate environment for a net gain and reinvest the proceeds into loans.  Service charges and fees increased $121,000 ($339,000 in 2015 versus $218,000 in 2014) and was predominantly related to RBA Leasing activity.  Additionally, net gains on the sale of OREO increased $35,000 ($366,000 in 2015 versus $331,000 in 2014).

Non-interest income for the first six months of 2015 was $2.1 million compared to $1.6 million for the comparable period in 2014 resulting in an increase of $542,000.  Net gains on the sale of AFS investment securities were $572,000 for the six months ended June 30, 2015 compared to $92,000 for the comparable period in 2014.  Because the 10-year US Treasury rate retreated during the quarter, the Company was able to sell certain investment securities which had extension risk in a rising interest rate environment for a net gain, reinvest the proceeds into loans and pay off a $10.0 million FHLB borrowing.  Additionally, net gains on the sale of OREO increased $186,000 ($646,000 in 2015 versus $460,000 in 2014).  Partially offsetting these increases was a decrease of $143,000 in net gains on the sales of loans and leases ($0 in 2015 versus $143,000 in 2014).

Non-interest Expense

Non-interest expense increased $706,000, or 14.0%, from $5.0 million for the second quarter of 2014 to $5.7 million for the second quarter of 2015.  As a result of the $39.1 million growth in our unfunded loan commitments,  quarter over quarter,  the provision for credit losses on off-balance sheet credit exposures increased $311,000 from a credit of $88,000 in the second quarter of 2014 to a provision of $223,000 in 2015.  We recorded increases of $138,000 in employee salaries and benefits ($2.6 million in 2015 versus $2.4 million in 2014), $122,000 in professional and legal fees ($511,000 in 2015 versus $389,000 in 2014), $119,000 in the Pennsylvania shares tax ($112,000 in 2015 versus a credit of $7,000 in 2014), and $99,000 in occupancy and equipment ($720,000 in 2015 versus $621,000 in 2014). In 2015, we enhanced our employee incentive pay program and as a result the quarter over quarter increase was $50,000. To enrich employee benefits, we reinstated the 401(k) match program in the fourth quarter of 2014 and recorded in the second quarter of 2015 a $45,000 accrual. There was no 401(k) accrual in the second quarter of 2014. Additionally, health insurance expenses increased $48,000 quarter over quarter.  Rent expense and depreciation costs increased $148,000 due to the branch relocations in 2014 and 2015 and the consolidation of non-retail personnel in the Bala Cynwyd Customer Center, each designed for improved marketability and future efficiency. We saw a decrease in expenses related to facilities maintenance and utilities.  Both increases in employee salaries and benefits and occupancy and equipment expenses were fully integrated into our budget.  The increase in professional and legal fees was largely due to the resolution of problem assets. The quarter over quarter increase in the Pennsylvania shares tax was due to a change in the calculation in the second quarter of 2014  which required us to record a credit against previously accrued amounts.  Partially mitigating these increases was a decline of $72,000 in FDIC and state assessments due to the termination of an informal agreement with the FDIC in the first quarter of 2015 ($182,000 in 2015 versus $254,000 in 2014).

Non-interest expense increased $759,000, or 7.3%, from $10.4 million for the first two quarters of 2014 to $11.1 million for the first two quarters of 2015. We recorded increases of $369,000 in employee salaries and benefits ($5.2 million in 2015 versus $4.8 million in 2014), $359,000 in the provision for credit losses on off-balance sheet credit exposures ($350,000 versus a credit of $9,000 in 2014), and $225,000 in occupancy and equipment ($1.5 million in 2015 versus $1.3 million in 2014). As stated previously, to enrich employee benefits, we revised our employee incentive program and reinstated the 401(k) match program in the fourth quarter of 2014.  These enhancements contributed  $233,000 to the increase in salaries and benefits.  Rent expense increased due to branch relocations in 2014 and the consolidation of non-retail personnel in the Bala Cynwyd Customer Center, each designed for improved marketability and future efficiency. Additionally, in the first six months of 2014, we benefited from approximately $66,000 in rent abatements. Both increases in salaries and benefits and occupancy and equipment expenses were fully integrated into our budget. Partially mitigating these increases was a decline of $134,000 in the FDIC and state assessments ($375,000 in 2015 versus $509,000 in 2014) for the reason cited in the previous paragraph.

Income Tax Expense

Total income tax expense for the three and six months ended June 30, 2015 and the comparable periods in 2014 was $0. Despite net income of $1.5 million and $3.1 million for the second quarter and the first six months of 2015, the Company did not record a tax expense due to the utilization of net operating loss carryforwards from prior years.

As of June 30, 2015 and December 31, 2014 after weighing all available positive and negative evidence, management concluded there still exists uncertainty as to whether or not the deferred tax asset (“DTA”) would be fully realized.  We will continue to evaluate the evidence on a quarterly basis. For the first two quarters of 2015 and 2014, we had valuation allowances on DTAs which were a result of the net operating losses and the portion of the future tax benefit that more likely than not will not be utilized in the future. As of June 30, 2015 and December 31, 2014 the valuation allowance for the net DTA totaled $39.1 million.

In time, the DTA valuation allowance may be reversed based on our analysis of the positive and negative evidence, and is dependent on the amount of viable tax planning strategies available to the Company,  the Company’s financial position, and results of projected future earnings, among other factors. There can be no assurance, however, as to when we could be in a position to recapture our valuation allowance on the DTA.

The Company’s effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the first six months of both 2015 and 2014 was 0%. In general our effective tax rate is different from the federal statutory rate primarily due to the utilization of net operating loss carryforwards mentioned previously.

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

	Three months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$6,980	$91	$7,071
Interest expense	1,378	213	1,591
Net interest income	$5,602	$(122)	$5,480
(Credit) provision for loan and lease losses	(536)	(50)	(586)
Total non-interest income	868	415	1,283
Total non-interest expense	5,093	644	5,737
Income tax expense	—	—	—
Net income (loss)	$1,913	$(301)	$1,612
Noncontrolling interest	$183	$(32)	$151
Net income (loss) attributable to Royal Bancshares	$1,730	$(269)	$1,461

	Three months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$6,864	$345	$7,209
Interest expense	1,343	279	1,622
Net interest income	$5,521	$66	$5,587
(Credit) provision for loan and lease losses	(95)	20	(75)
Total non-interest income	466	350	816
Total non-interest expense	4,368	663	5,031
Income tax expense	—	—	—
Net income (loss)	$1,714	$(267)	$1,447
Noncontrolling interest	$111	$(42)	$69
Net income (loss) attributable to Royal Bancshares	$1,603	$(225)	$1,378

	Six months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$14,017	$334	$14,351
Interest expense	2,722	440	3,162
Net interest income	$11,295	$(106)	$11,189
(Credit) provision for loan and lease losses	(1,197)	31	(1,166)
Total non-interest income	1,386	744	2,130
Total non-interest expense	9,948	1,164	11,112
Income tax expense	—	—	—
Net income (loss)	$3,930	$(557)	$3,373
Noncontrolling interest	$372	$(51)	$321
Net income (loss) attributable to Royal Bancshares	$3,558	$(506)	$3,052

	Six months ended June 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$704,313	$22,899	$727,212
Total deposits	$526,917	$—	$526,917

Interest income	$13,660	$700	$14,360
Interest expense	2,663	584	3,247
Net interest income	$10,997	$116	$11,113
(Credit) provision for loan and lease losses	(832)	118	(714)
Total non-interest income	1,032	556	1,588
Total non-interest expense	9,305	1,048	10,353
Income tax expense	—	—	—
Net income (loss)	$3,556	$(494)	$3,062
Noncontrolling interest	$268	$(81)	$187
Net income (loss) attributable to Royal Bancshares	$3,288	$(413)	$2,875

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

Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from two loan production offices and thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. In the past, Royal Bank had frequently conducted business with clients located outside of its service area. Royal Bank has loans in 16 states and Washington, DC via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 122 people on a full-time equivalent basis as of June 30, 2015.

Deposits: At June 30, 2015, total deposits of Royal Bank were distributed among demand deposits (17%), money market, savings and NOW accounts (42%) and time deposits (41%). At June 30, 2015, deposits of $538.7 million increased $549,000 from $538.2 million at year end 2014. Included in Royal Bank’s deposits are approximately $7.2 million of intercompany deposits that are eliminated through consolidation.

Lending: At June 30, 2015, Royal Bank, including its subsidiaries, had a total net loan portfolio of $437.6 million, representing 61% of total assets. The loan portfolio is categorized into commercial and industrial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax certificates, small business leases and consumer loans.  At June 30, 2015, net loans increased $34.2 million from year end 2014 due to new loan originations, loan participation purchases, and a decline in the allowance for loan and lease losses, which were partially offset by pay downs, payoffs, charge-offs, and transfers to OREO.

Business results: Total assets of Royal Bank were $718.8 million at June 30, 2015 compared to $724.1 million at year end 2014.  Royal Bank recorded net income of $1.4 million for both the second quarters of 2015 and 2014 and $3.0 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. Royal Bank’s total interest income for the quarter and six months ended June 30, 2015 was $7.1 million and $14.3 million, respectively, compared to $7.2 million and $14.4 million for the quarter and six months ended June 30, 2014. The decrease in interest income was primarily attributed to a decrease in average interest-earning investments. Quarter over quarter the average balance for investments declined $88.5 million while average loans outstanding, which typically earn a higher yield than investment securities, increased $61.8 million. Interest expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2015, respectively, compared to $1.6 million and $3.3 million for the three and six months ended June 30, 2014, respectively.  The $51,000 improvement in net income quarter versus quarter was mainly attributable to increases of $511,000 and  $212,000 in the credit to allowance for loan and lease losses and gains on the sale of investments, respectively. Partially offsetting these items were anticipated increases of $138,000 and $103,000 in employee salaries and benefits and occupancy and equipment, respectively, a $311,000 increase in the provision for unfunded loan commitments, and a $105,000 decrease in net-interest income.  The $90,000 improvement in net income year over year was mainly attributable to increases of $452,000,  $337,000, $186,000 and $79,000 in the credit to allowance for loan and lease losses, gains on the sale of investments, gains on the sale of OREO, and net interest income, respectively. Partially offsetting these items were anticipated increases of $369,000 and $237,000 in employee salaries and benefits and occupancy and equipment, respectively, and a $359,000 increase in the provision for unfunded loan commitments. The above amounts reflect the consolidated totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three and six months ended June 30, 2015, RID reported net income of $307,000 and $530,000 respectively, compared to net income of $200,000 and $356,000 for the three and six months ended June 30, 2014. The quarter versus quarter increase was primarily related to an $81,000 increase in gains on the sale of investment securities.

The year over year increase was attributed to an increase of $143,000 in gains on the sale of investment securities and a $31,000 reduction in non-interest expense mostly associated with private equity funds.  At June 30, 2015 total assets of RID were $31.1 million, of which $4.1 million was held both in cash and cash equivalents and in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At June 30, 2015 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At June 30, 2015, Royal Preferred LLC had total assets of $25.1 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2015 were 2.44%.

Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in the first and second quarters of 2015.

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

Business results: At June 30, 2015, total assets of Royal Leasing were $58.6 million, and includes $58.5 million in net leases.  Total assets were $51.8 million at December 31, 2014.  For the quarter ended June 30, 2015, Royal Leasing had net income prior to partner distributions of $776,000, an increase of $315,000 from $461,000 for the second quarter of 2014. Contributing to the favorable increase in net income was a $133,000 reduction in the provision for lease losses ($98,000 for 2015 versus $230,000 for 2014), an increase in net interest income of $124,000 ($781,000 in 2015 versus $657,000 in 2014) and an increase of $108,000 in commissions on brokered leases ($172,000 in 2015 versus $64,000 in 2014). The decline in the provision was related to the lower level of charge-offs quarter over quarter ($75,000 in 2015 versus $244,000 in 2014).  The increase in net interest income was related to the $10.8 million increase in average leases quarter over quarter. For the six months ended June 30, 2015, Royal Leasing had net income prior to partner distributions of $1.5 million, which grew $587,000 from $939,000 for the comparable period in 2014. Impacting the improvement in net income was a $330,000 decline in the provision for lease losses ($139,000 for 2015 versus $468,000 for 2014) due to a decline in the historical loss rate of the lease portfolio and an increase in net interest income of $232,000 ($1.5 million in 2015 versus $1.3 million in 2014) due to a $7.9 million increase in average leases.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2015, the amount due Royal Bank from RBA Leasing was $53.8 million.

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

Business results: At June 30, 2015 and December 31, 2014, total assets of RIA were $6.0 million and $5.9 million, respectively.  For the quarter and six months ended June 30, 2015, RIA recorded $110,000 in net income and was predominantly related to gains on the sale of investment securities of $112,000.  For the three and six months ended June 30, 2014, RIA recorded net income of $4,000 and a net loss of $3,000.  There were no gains on the sale of investment securities realized in 2014.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At June 30, 2015, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded net losses of $160,000 and $254,000 for the three and six months ended June 30, 2015, respectively, compared to $209,000 and $406,000 for the comparable periods, respectively, in 2014. CSC had net interest expense of $89,000 and $169,000 for the quarter and six months ended June 30, 2015, respectively, compared to $86,000 and $159,000 for the comparable periods in 2014, respectively.  The net interest expense reductions are related to the decline in average lien balances.  The $49,000 quarter over quarter improvement in net loss was primarily related to a $70,000 decline in the provision for lien losses and a $39,000 reduction in OREO impairment, which were partially offset by a $58,000 increase in expenses related to OREO properties.  The $152,000 year over year improvement in net loss was associated with an $100,000 increase in net gains on the sales of OREO and a $87,000 decline in the provision for lien losses, which were partially offset by a $32,000 increase in legal expenses related to the OREO properties.  At June 30, 2015, total assets of CSC were $4.9 million, of which $490,000 was held in tax liens and $4.4 million was in OREO, while at December 31, 2014 total assets were $4.9 million, of which $567,000 was held in tax liens and $4.2 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At June 30, 2015, the amount due Royal Bank from CSC was $5.6 million.

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

Business results:  RTL recorded net losses of $141,000 and $303,000 for the three and six months ended June 30, 2015, respectively, compared to $57,000 and $87,000 for the comparable periods, respectively, in 2014. RTL had net interest expense of $33,000 and net interest income of $63,000 for the quarter and six months ended June 30, 2015, respectively, compared to net interest income of  $152,000 and $275,000 for the same periods in 2014.  The net interest income reductions are related to the decline in average lien balances. The $84,000 quarter over quarter increase in net loss was primarily related to the $185,000 reduction in net interest income and was partially offset by a $35,000 increase in net gains on the sales of OREO and a $45,000 reduction in collection expenses associated with tax certificates. The $216,000 year over year increase in net loss was primarily related to the $212,000 reduction in net interest income and a $155,000 increase in the impairments recognized on OREO properties.  Partially mitigating these items was a $76,000 increase in the net gains on the sales of OREO and a $45,000 reduction in collection expenses associated with tax certificates.  At June 30, 2015, total assets of RTL were $12.7 million, of which $4.3 million was held in tax liens and $5.8 million was held in OREO as compared to total assets at December 31, 2014 of $15.2 million, of which $6.6 million was held in tax liens and $5.2 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At June 30, 2015, the amount due Royal Bank from RTL was $6.6 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at June 30, 2015 were $727.2 million, a decrease of $5.3 million, or 0.7%, from December 31, 2014.  This slight decrease was mainly attributed to a $38.3 million reduction in investment securities and was partially offset by an increase of $34.2 million in net loans and leases.  Cash flows from investment securities sales and payments were partially invested in loans, and held in cash due to expected redeployment into new loan originations and repayment of borrowings.

Cash and Cash Equivalents

Total cash and cash equivalents of $28.0 million at June 30, 2015 declined $2.8 million from  $30.8 million at December 31, 2014 partially due to the $10.2 million reduction in borrowings. It is anticipated that some of the cash will fund new loan originations.

Investment Securities

AFS investment securities of $212.0 million at June 30, 2015, dropped  $38.4 million, or 15.3%, from the level at December 31, 2014.  The decline was primarily due to the sales of investment securities to fund loan growth and to pay a matured $10.0 million FHLB borrowing.  FHLB stock was $2.6 million at June 30, 2015 and December 31, 2014.

While the AFS investment portfolio had a reduction in the net unrealized gain of $1.9 million at June 30, 2015 compared to $2.3 million at December 31, 2014, the gross unrealized loss improved $279,000 during the six months ended June 30, 2015 from $2.1 million at December 31, 2014.  The $371,000 decrease in the net unrealized gain was directly related to a decrease of $542,000 in the net unrealized gain on other securities.  During 2015, we realized gains of $315,000 upon the sale of these securities. Additionally, during the first two quarters of 2015,  we were able to sell some bonds with either lower yields or extension risk, which contributed to the improvement in the gross unrealized loss. There was no OTTI impairment for any of the investments during the first two quarters of 2015 or 2014.

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

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We also have participated with other financial institutions in selected construction and land development loans outside these geographic areas. We have a concentration of credit risk in commercial real estate and construction and land development loans at June 30, 2015.

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

Total loans and leases held for investment of $447.6 million increased $32.5 million from the level at December 31, 2014.  The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2015	2014
Commercial real estate	$206,139	$175,038
Construction and land development	33,786	45,662
Commercial and industrial	83,825	76,489
Multi-family	16,172	13,823
Residential real estate	42,166	42,992
Leases	58,090	51,583
Tax certificates	4,804	7,191
Consumer	2,665	2,354
Total LHFI, net of unearned income	$447,647	$415,132

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

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of June 30, 2015		As of December 31, 2014
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$1,635	$—	$3,684	$200
Construction and land development	544	39	636	—
Commercial and industrial	919	—	2,517	301
Residential real estate	935	28	959	28
Leases	338	46	317	80
Tax certificates	1,013	1	1,700	432
Total non-accrual loans	$5,384	$114	$9,813	$1,041

Non-accrual loan activity for the first two quarters of 2015 is set forth below:

	For the six months ended June 30, 2015
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Commercial real estate	$3,684	$50	$(451)	$(231)	$(1,417)	$1,635
Construction and land development	636	—	(12)	(80)	—	544
Commercial and industrial	2,517	572	(1,629)	(541)	—	919
Residential real estate	959	47	(32)	—	(39)	935
Leases	317	220	(22)	(177)	—	338
Tax certificates	1,700	2,212	(303)	(433)	(2,163)	1,013
Total non-accrual loans	$9,813	$3,101	$(2,449)	$(1,462)	$(3,619)	$5,384

Total non-accrual loans at June 30, 2015 were $5.4 million compared to  $9.8 million at December 31, 2014.  The decline of $4.4 million was the result of $3.6 million in transfers to OREO, a $2.4 million reduction in existing non-accrual loan balances through payments and payoffs, and $1.5 million in charge-offs mostly related to specific reserves,  which were partially offset by additions to non-accrual loans of $3.1 million. During the first two quarters of 2015,  the majority of the additions to non-accrual were in the tax certificate portfolio, which included $2.2 million in new non-accrual tax liens.  The tax certificate portfolio accounted for approximately 60% of the transfers to OREO.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include troubled debt restructurings (“TDRs”). We do not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income.  If interest had accrued on non-accrual loans, such income would have been approximately $193,000 and $397,000 for the three months and six months ended June 30, 2015, respectively, and $213,000 and $488,000 for the three and six months ended June 30, 2014, respectively. At June 30, 2015,  we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	June 30,	December 31,
(In thousands)	2015	2014
Impaired LHFI with a valuation allowance	$1,579	$3,274
Impaired LHFI without a valuation allowance	9,680	12,804
Total impaired loans and leases	$11,259	$16,078
Valuation allowance related to impaired LHFI	$114	$1,041

	For the six months ended
	June 30,
(In thousands)	2015	2014
Average investment in impaired loans and leases	$14,142	$16,973
Interest income recognized on impaired loans and leases	$297	$196
Interest income recognized on a cash basis on impaired loans and leases	$135	$196
Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At June 30, 2015,  we had 10 TDRs, with a total carrying value of $7.1 million. At December 31, 2014, we had 12 TDRs with a total carrying value of $8.8 million.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of June 30, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,841	$—	$2,841
Construction and land development	2	—	544	544
Commercial and industrial	4	3,634	—	3,634
Residential real estate	1	—	98	98
Total	10	$6,475	$642	$7,117

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

The amount of the allowance is reviewed and approved by the CFO, CLO, CCO and Chief Risk Officer (“CRO”) on at least a quarterly basis. Management believes that the allowance at June 30, 2015 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Balance at period beginning	$10,897	$11,866	$11,708	$13,671
Charge-offs
Commercial real estate	(231)	—	(231)	(350)
Construction and land development	(80)	—	(80)	—
Commercial and industrial	(200)	—	(541)	—
Residential real estate	—	—	—	(452)
Leases	(75)	(244)	(177)	(362)
Tax certificates	(8)	—	(433)	(265)
Total charge-offs	(594)	(244)	(1,462)	(1,429)
Recoveries
Commercial real estate	2	—	351	—
Construction and land development	4	—	252	—
Commercial and industrial	273	8	274	12
Residential real estate	3	4	11	6
Leases	4	9	16	22
Tax certificates	33	1	52	1
Total recoveries	319	22	956	41
Net charge offs	(275)	(222)	(506)	(1,388)
Credit for loan and lease losses	(586)	(75)	(1,166)	(714)
Balance at period end	$10,036	$11,569	$10,036	$11,569

An analysis of the allowance by loan type is set forth below:

	At June 30, 2015		At December 31, 2014
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$4,208	46.1%	$4,452	42.2%
Construction and land development	1,358	7.5%	2,292	11.0%
Commercial and industrial	1,705	18.7%	1,780	18.4%
Multi-family	300	3.6%	285	3.3%
Residential real estate	584	9.4%	616	10.4%
Leases	1,405	13.0%	1,429	12.4%
Tax certificates	317	1.1%	667	1.7%
Consumer	35	0.6%	38	0.6%
Unallocated	124	—%	149	—%
Total allowance	$10,036	100.00%	$11,708	100.0%

The allowance decreased $1.7 million from $11.7 million at December 31, 2014 to $10.0 million at June 30, 2015. The decline in the allowance was directly related to a $1.2 million credit to the provision and $506,000 in net charge-offs, mostly related to specific reserves.  The credit to the provision was positively impacted by a decline in the historical loss rates and the decline in impaired loans during the six months ended June 30, 2015. The allowance was 2.24% of total loans and leases at June 30, 2015 compared to 2.82% at December 31, 2014.

Other Real Estate Owned

OREO increased $752,000 from $9.8 million at December 31, 2014 to $10.5 million at June 30, 2015.  OREO is comprised of four real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 80 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2014 to June 30, 2015.

	For the six months ended June 30, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,475)	(1,991)	(3,466)
Net gains on sales	26	620	646
Transfers in	1,456	2,163	3,619
Cash additions	—	308	308
Impairment charge	—	(355)	(355)
Ending balance	$356	$10,175	$10,531

At June 30, 2015, OREO was comprised of $229,000 in land, $10.2 million in tax liens, and $127,000 in residential real estate related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant and a single family home.  During the first two quarters of 2015,  we sold three condominiums related to the construction project. We received our pro rata share of net proceeds in the amount of $51,000 and recorded net gains of $19,000. During the second quarter of 2015, we transferred and sold a commercial real property valued at $1.4 million and recorded a gain of $7,000.  Also during the second quarter we foreclosed on and transferred to OREO a single family home with a value of $39,000.

During the first six months of 2015,  we transferred tax liens of $2.2 million to OREO which represents 24 properties and added $308,000 in lien redemptions on existing properties.  During the same period we sold 23 tax lien properties, received proceeds of $2.0 million, and recorded net gains of $620,000 as a result of these sales. Additionally, we recorded impairment charges of $355,000 during the first six months of 2015 related to the tax lien properties.  At December 31, 2014, OREO assets acquired through the tax lien portfolio were $9.4 million and were comprised of 79 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At June 30,	At December 31,
(Amounts in thousands)	2015	2014
Non-accrual loans	$4,371	$8,113
Non-accrual tax certificates	1,013	1,700
Total non-accrual loans (1)	5,384	9,813
Other real estate owned-loans	356	349
Other real estate owned-tax certificates	10,175	9,430
Total other real estate owned	10,531	9,779
Total nonperforming assets	$15,915	$19,592

Nonperforming assets to total assets	2.19%	2.67%
Total non-accrual loans to total loans	1.20%	2.36%
ALLL to total non-accrual loans	186.40%	119.31%
ALLL to total loans	2.24%	2.82%
(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, was $531.5 million at June 30, 2015 and slightly grew $1.1 million, or 0.2%, from $530.4 million at December 31, 2014.  The increase in deposits reflects a focused change in the composition of deposits.  Demand deposits and savings accounts increased $17.2 million while NOW and money market accounts and certificates of deposit declined $16.1 million.

The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2015	2014
Demand	$84,755	$73,665
NOW	37,849	46,515
Money Market	163,378	166,224
Savings	24,866	18,721
Time deposits (over $100)	88,982	87,209
Time deposits (under $100)	131,680	138,091
Total deposits	$531,510	$530,425

Borrowings

Total borrowings, which include long-term borrowings and trust preferred securities, amounted to $108.0 million at June 30, 2015 compared to $118.2 million at December 31, 2014. The $10.2 million decline is attributable to the redemption of a matured $10.0 million FHLB advance and payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Shareholders’ equity attributable to the Company increased $2.7 million, or 4.3%, from $62.2 million at December 31, 2014 to $64.9 million at June 30, 2015. The increase was related to net income of $3.1 million for the first two quarters of 2015,which was partially offset by an increase of $467,000 in other comprehensive loss mostly related to a decrease in the valuation of the investment portfolio.

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

At June 30, 2015 and December 31, 2014, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2015 and the previous 19 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2015	$82,851	15.81%	$41,923	8.00%	$52,404	10.00%
At December 31, 2014	$78,582	15.89%	$39,573	8.00%	$49,466	10.00%
Tier 1 capital (to risk-weighted assets)
At June 30, 2015	$76,258	14.55%	$31,442	6.00%	$41,923	8.00%
At December 31, 2014	$72,330	14.62%	$19,787	4.00%	$29,680	6.00%
Tier 1 capital (to average assets, leverage)
At June 30, 2015	$76,258	10.68%	$28,574	4.00%	$35,717	5.00%
At December 31, 2014	$72,330	10.12%	$28,585	4.00%	$35,731	5.00%
Common equity Tier 1 (to risk-weighted assets)
At June 30, 2015	$57,025	10.88%	$23,582	4.50%	$34,062	6.50%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the six months ended	For the year ended
(In thousands)	June 30, 2015	December 31, 2014
RAP net income	$682	$1,924
Tax lien adjustment, net of noncontrolling interest	2,352	3,170
U.S. GAAP net income	$3,034	$5,094

	At June 30, 2015		At December 31, 2014
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.81%	16.20%	15.89%	16.44%
Tier 1 capital (to risk-weighted assets)	14.55%	14.94%	14.62%	15.17%
Tier 1 capital (to average assets, leverage)	10.68%	10.97%	10.12%	10.52%
Common equity Tier 1 (to risk-weighted assets)	10.88%	10.83%	NA	NA

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2015	$99,428	18.78%	$42,344	8.00%	$52,930	10.00%
At December 31, 2014	$95,944	19.20%	$39,986	8.00%	$49,983	10.00%
Tier 1 capital (to risk-weighted assets)
At June 30, 2015	$90,520	17.10%	$31,758	6.00%	$31,758	6.00%
At December 31, 2014	$86,329	17.27%	$19,993	4.00%	$29,990	6.00%
Tier 1 capital (to average assets, leverage)
At June 30, 2015	$90,520	12.51%	$28,947	4.00%	N/A	N/A
At December 31, 2014	$86,329	11.88%	$29,056	4.00%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At June 30, 2015	$48,495	9.16%	$23,818	4.50%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the six months ended	For the year ended
(In thousands)	June 30, 2015	December 31, 2014
U.S. GAAP net income	$3,052	$5,110
Tax lien adjustment, net of noncontrolling interest	(2,352)	(3,170)
RAP net income	$700	$1,940

	At June 30, 2015		At December 31, 2014
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	18.78%	18.41%	19.20%	18.67%
Tier 1 capital (to risk-weighted assets)	17.10%	16.58%	17.27%	16.74%
Tier 1 capital (to average assets, leverage)	12.51%	12.11%	11.88%	11.49%
Common equity Tier 1 (to risk-weighted assets)	9.16%	9.20%	NA	NA

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At June 30, 2015,  our liquidity ratios were more than five times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the Series A Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. As of June 30, 2015 the Series A Preferred stock outstanding. The dividend in arrears, which includes additional dividends on arrearages, was approximately $7.7 million and has not been recognized in the consolidated financial statements.

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of June 30, 2015, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At June 30, 2015,  we were in a liability sensitive position of $15.1 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  Additionally, the Company has exposure to rising rates as $171.5 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$11.8	$—	$—	$—	$16.2	$28.0
Investment securities AFS	12.6	19.2	115.5	62.8	1.9	212.0
Loans: (2)
Fixed rate	28.5	35.4	177.3	108.7	(10.0)	339.9
Variable rate	90.1	5.3	2.3	—	—	97.7
Total loans	118.6	40.7	179.6	108.7	(10.0)	437.6
Other assets (3)	—	20.4	—	—	29.2	49.6
Total Assets	$143.0	$80.3	$295.1	$171.5	$37.3	$727.2
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$84.8	$84.8
Interest bearing deposits	24.7	74.2	127.2	—	—	226.1
Certificate of deposits	38.0	73.5	97.0	12.1	—	220.6
Total deposits	62.7	147.7	224.2	12.1	84.8	531.5
Borrowings	28.0	—	80.0	—	—	108.0
Other liabilities	—	—	—	—	22.4	22.4
Capital	—	—	—	—	65.3	65.3
Total liabilities & capital	$90.7	$147.7	$304.2	$12.1	$172.5	$727.2
Net interest rate GAP	$52.3	$(67.4)	$(9.1)	$159.4	$(135.2)
Cumulative interest rate GAP	$52.3	$(15.1)	$(24.2)	$135.2
GAP to total assets	7%	(9)%
GAP to total equity	80%	(103)%
Cumulative GAP to total assets	7%	(2)%
Cumulative GAP to total equity	80%	(23)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At June 30, 2015, floating rate loans with floors and without floors were $78.0 million and $19.7 million, respectively.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, that the Company’s disclosure controls and procedures were effective at June 30, 2015.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

None

Item 5.Other Information.

None

Item 6.Exhibits.

(a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.)
3.21	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2009.)
10.1

Amended and Restated Employment Agreement, dated March 4, 2015, between Royal Bank America and F. Kevin Tylus. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2015.)

10.2

Form of Change in Control Agreement, dated March 5, 2015, between Royal Bank America and each of Michael Thompson, Lars Eller, Kathryn McDonald, and Mark Biedermann. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2015.)

31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 11, 2015.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August  11, 2015.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 11, 2015.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 11, 2015.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: August 11, 2015

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer