Form 10-Q
period 2015-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2015-11-12
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:           to

Commission file number:  0-26366

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Exact name of the registrant as specified in its charter)

PENNSYLVANIA	23-2812193
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

One Bala Plaza, Suite 522, 231 St. Asaph’s Road, Bala Cynwyd, PA 19004

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2015
$2.00 par value	27,828,849

Class B Common Stock	Outstanding at October 31, 2015
$0.10 par value	1,928,289

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	September 30,	December 31,
	2015	2014
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$14,711	$9,642
Interest bearing deposits	9,506	21,148
Total cash and cash equivalents	24,217	30,790
Investment securities available for sale (“AFS”), at fair value	230,612	250,368
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,545	2,622
Loans and leases (“LHFI”)	471,216	415,132
Less allowance for loan and lease losses	9,806	11,708
Net loans and leases	461,410	403,424
Bank owned life insurance	16,008	15,636
Accrued interest receivable	4,336	5,270
Other real estate owned (“OREO”), net	8,844	9,779
Premises and equipment, net	5,202	5,201
Other assets	6,487	7,213
Total assets	$761,911	$732,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$76,949	$73,665
Interest bearing	476,815	456,760
Total deposits	553,764	530,425
Short-term borrowings	9,000	—
Long-term borrowings	82,084	92,426
Subordinated debentures	25,774	25,774
Accrued interest payable	2,168	726
Other liabilities	21,375	20,596
Total liabilities	694,165	669,947
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 18,856 shares outstanding	18,856	18,856
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued, 28,200,269	56,400	56,400
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 1,931,692	193	193
Additional paid in capital	110,502	110,697
Accumulated deficit	(111,278)	(115,864)
Accumulated other comprehensive loss	(2,120)	(2,492)
Treasury stock - at cost, shares of Class A, 377,771 and 398,365 at September 30, 2015 and December 31, 2014, respectively	(5,283)	(5,571)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	67,270	62,219
Noncontrolling interest	476	387
Total equity	67,746	62,606
Total liabilities and shareholders’ equity	$761,911	$732,553

The accompanying notes are an integral part of these consolidated financial statements.

 ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income
Loans and leases, including fees	$6,456	$5,451	$17,878	$15,925
Investment securities	1,334	1,734	4,250	5,610
Deposits in banks	8	6	21	16
Total Interest Income	7,798	7,191	22,149	21,551
Interest Expense
Deposits	968	900	2,796	2,712
Short-term borrowings	5	1	5	13
Long-term borrowings	663	722	1,997	2,145
Total Interest Expense	1,636	1,623	4,798	4,870
Net Interest Income	6,162	5,568	17,351	16,681
Credit for loan and lease losses	(216)	(51)	(1,382)	(765)
Net Interest Income after Credit for Loan and Lease Losses	6,378	5,619	18,733	17,446
Non-interest Income
Service charges and fees	298	248	832	779
Net gains on sales of loans and leases	—	80	—	223
Net gains on sales of other real estate owned	123	173	769	633
Income from bank owned life insurance	124	129	372	384
Gains on sales of premises and equipment	—	107	—	107
Net gains on the sale of AFS investment securities	80	238	652	330
Other income	75	229	205	336
Total Non-interest Income	700	1,204	2,830	2,792
Non-interest Expense
Employee salaries and benefits	2,655	2,704	7,825	7,505
Occupancy and equipment	736	614	2,212	1,865
Professional and legal fees	380	570	1,314	1,562
OREO expenses and impairment	386	154	1,140	892
Pennsylvania shares tax expense	113	138	338	406
FDIC and state assessments	158	261	533	770
Communications and data processing	214	166	607	485
(Credit) provision for credit losses on off-balance sheet credit exposures	(68)	14	282	5
Directors’ fees	114	129	349	360
Marketing and advertising	38	86	185	325
Insurance	78	89	244	289
Loan collection expenses	138	70	273	227
Other operating expenses	423	380	1,175	1,037
Total Non-interest Expense	5,365	5,375	16,477	15,728
Income Before Tax Expense	1,713	1,448	5,086	4,510
Income Tax Expense	—	—	—	—
Net Income	$1,713	$1,448	$5,086	$4,510
Less Net Income Attributable to Noncontrolling Interest	$179	$25	$500	$212
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$1,534	$1,423	$4,586	$4,298
Less Preferred Stock Series A Accumulated Dividend and Accretion	$434	$152	$1,287	$1,644
Net Income Available to Common Shareholders	$1,100	$1,271	$3,299	$2,654
Per Common Share Data:
Net Income — Basic and Diluted	$0.04	$0.05	$0.11	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net income	$1,713	$1,448	$5,086	$4,510
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period, net of tax	1,190	(80)	1,320	4,469
Less reclassification adjustment for gains realized in net income, net of tax (1)	52	157	430	218
Unrealized gains (losses) on investment securities	1,138	(237)	890	4,251
Unrecognized benefit obligation:
Reclassification adjustment for amortization, net of tax (2)	(17)	(18)	(51)	(56)
Unrecognized benefit obligation expense	(17)	(18)	(51)	(56)
Unrealized loss on derivative instrument, net of tax	(282)	—	(467)	—
Other comprehensive income (loss)	839	(219)	372	4,307
Comprehensive income	2,552	1,229	5,458	8,817
Less net income attributable to noncontrolling interest	179	25	500	212
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$2,373	$1,204	$4,958	$8,605

1.	Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income. See Note 15. Comprehensive Income (Loss).
2.	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income. See Note 15. Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2015-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2015	$18,856	28,200	$56,400	1,932	$193	$110,697	$(115,864)	$(2,492)	$(5,571)	$387	$62,606
Net income							4,586			500	5,086
Other comprehensive income, net of reclassifications and taxes								372			372
Distributions to noncontrolling interests										(411)	(411)
Treasury shares issued for compensation (20,594 shares)						(252)			288		36
Stock option expense						57					57
Balance September 30, 2015	$18,856	28,200	$56,400	1,932	$193	$110,502	$(111,278)	$(2,120)	$(5,283)	$476	$67,746

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30,  2014-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							4,298			212	4,510
Other comprehensive income, net of reclassifications and taxes								4,307			4,307
Distributions to noncontrolling interests										(208)	(208)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Redemption of 11,551 shares of preferred stock	(11,551)					(2,392)					(13,943)
Accretion of discount on preferred stock	457						(457)				—
Common shares issued		16,666	33,333			(13,333)					20,000
Treasury shares issued for compensation (25,498 shares)						(463)			541		78
Other adjustment to additional paid in capital						(28)					(28)
Stock option expense						12					12
Balance September 30, 2014	$18,856	28,200	$56,400	1,932	$193	$111,095	$(116,676)	$(1,815)	$(5,795)	$275	$62,533

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Nine months ended September 30,

(In thousands)	2015	2014
Cash flows from operating activities:
Net income attributable to Royal Bancshares of Pennsylvania, Inc.	$4,586	$4,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	459	348
Stock compensation expense	57	12
Credit for loan and lease losses	(1,382)	(765)
Impairment charge for OREO	659	399
Net amortization of AFS investment securities	1,164	1,495
Net accretion on loans	(471)	(303)
Net gains on sales of premises and equipment	—	(107)
Gains on sales of loans and leases	—	(223)
Net gains on sales of OREO	(769)	(633)
Net gains on sales of investment securities	(652)	(330)
Income from bank owned life insurance	(372)	(384)
Changes in assets and liabilities:
Decrease in accrued interest receivable	934	1,500
Decrease (increase) in other assets	275	(16)
Increase in accrued interest payable	1,442	1,340
Increase (decrease) in other liabilities	779	(1,334)
Net cash provided by operating activities	6,709	5,297
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	28,084	33,272
Proceeds from sales of AFS investment securities	33,653	55,290
Purchase of AFS investment securities	(41,134)	(40,150)
Redemption of Federal Home Loan Bank stock	77	526
Proceeds from sales of loans and leases	—	3,838
Net increase in loans	(59,106)	(37,001)
Additions to OREO	(418)	(1,292)
Proceeds from the sales of premises and equipment	—	303
Purchase of premises and equipment	(460)	(872)
Proceeds from sales of OREO	4,436	3,548
Net cash (used in) provided by investing activities	(34,868)	17,462

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Nine months ended September 30,

	2015	2014
Cash flows from financing activities:
Increase in demand and NOW accounts	$19,915	$3,854
Increase (decrease) in money market and savings accounts	18,079	(952)
Decrease in certificates of deposit	(14,655)	(16,080)
Proceeds from short-term borrowings	9,000	—
Repayments of short-term borrowings	—	(10,000)
Repayments of long-term borrowings	(10,342)	(341)
Distributions to noncontrolling interest	(411)	(208)
Issuance of common stock, net	—	20,000
Redemption of preferred stock	—	(13,943)
Net cash provided by (used in) financing activities	21,586	(17,670)
Net (decrease) increase in cash and cash equivalents	(6,573)	5,089
Cash and cash equivalents at the beginning of the period	30,790	16,844
Cash and cash equivalents at the end of the period	$24,217	$21,933
Supplemental Disclosure:
Interest paid	$3,356	$3,530
Transfers from loans to OREO	$3,968	$1,998
Transfers from OREO to loans	$995	$—
Transfers to loans held for sale	$—	$3,187

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The objectives in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Holding foreclosed real estate property presents different operational and economic risk to creditors compared with holding an impaired loan. Therefore, consistency in the timing of loan derecognition and presentation of foreclosed real estate properties is of qualitative significance to users of the creditor’s financial statements. Additionally, the disclosure of the amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure is expected to provide decision-useful information to many users of the creditor’s financial statements. The amendments in ASU 2014-04 are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method.  Early adoption was permitted. The adoption of ASU 2014-04 did not have a significant impact on the Company’s consolidated financial statements.

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

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the 30,407 shares of Series A Preferred Stock.  We made the decision to suspend the preferred cash dividends in order to support the liquidity position of Royal Bank.  The dividend in arrears on the outstanding 18,856 shares of Series A preferred stock is approximately $8.3 million and includes additional dividends on arrearages.  In the event we declared the preferred dividend in arrears, our equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Under the MOU, we may not declare or pay any dividends on our capital stock or make interest payments related to our outstanding trust preferred securities or subordinate securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the first three quarters of 2015, we received approval from the Federal Reserve Bank and paid the respective quarterly interest payments on the trust preferred securities in March, June, and September 2015.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at September 30, 2015 and December 31, 2014 are as follows:

As of September 30, 2015		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,126	$20	$(239)	$25,907
Mortgage-backed securities-residential	14,184	249	(15)	14,418
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,111	3,122	(488)	172,745
Non-agency	2,910	25	(8)	2,927
Corporate bonds	1,500	20	—	1,520
Municipal bonds	9,926	165	(19)	10,072
Other securities	2,198	823	(24)	2,997
Common stocks	26	—	—	26
Total available for sale	$226,981	$4,424	$(793)	$230,612

As of December 31, 2014		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

*Other comprehensive income

The amortized cost and fair value of investment securities at September 30, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2015
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	8,085	8,080
After 5 but within 10 years	20,354	20,382
After 10 years	9,113	9,037
Mortgage-backed securities-residential	14,184	14,418
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,111	172,745
Non-agency	2,910	2,927
Total available for sale debt securities	224,757	227,589
No contractual maturity	2,224	3,023
Total available for sale securities	$226,981	$230,612

Proceeds from the sales of AFS investments during the three months ended September 30, 2015 and 2014 were $9.2 million and $19.3 million, respectively. Proceeds from the sales of AFS investments during the nine months ended September 30, 2015 and 2014 were $33.7 million and $55.3 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Gross realized gains	$104	$446	$676	$1,143
Gross realized losses	(24)	(208)	(24)	(813)
Net realized gains	$80	$238	$652	$330

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

September 30, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$19,149	$(239)	6	$19,149	$(239)	6
Mortgage-backed securities-residential	—	—	—	2,691	(15)	1	2,691	(15)	1
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	15,253	(13)	5	26,704	(475)	9	41,957	(488)	14
Non-agency	1,184	(8)	1	—	—	—	1,184	(8)	1
Municipal bonds	3,557	(19)	4	—	—	—	3,557	(19)	4
Other securities	235	(24)	1	—	—	—	235	(24)	1
Total available for sale	$20,229	$(64)	11	$48,544	$(729)	16	$68,773	$(793)	27

December 31, 2014	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$25,289	$(834)	8	$25,289	$(834)	8
Mortgage-backed securities-residential	—	—	—	8,913	(61)	3	8,913	(61)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	36,757	(204)	12	38,798	(880)	12	75,555	(1,084)	24
Non-agency	1,432	(14)	1	—	—	—	1,432	(14)	1
Corporate bonds	8,054	(25)	5	991	(9)	1	9,045	(34)	6
Municipal bonds	1,639	(7)	2	3,079	(28)	4	4,718	(35)	6
Total available for sale	$47,882	$(250)	20	$77,070	$(1,812)	28	$124,952	$(2,062)	48

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. We did not record OTTI charges to earnings during the first three quarters of 2015 and 2014.  There was no credit-related impairment losses on debt securities held at September 30, 2015 September 30, 2014 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of September 30, 2015, we had six U.S. Agency securities with a fair value of $19.1 million and gross unrealized losses of $239,000.  All six bonds had been in an unrealized loss position for twelve months or longer at September 30, 2015. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2015.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of September 30, 2015, we had one mortgage-backed security with a fair value of $2.7 million and a gross unrealized loss of $15,000.  This mortgage-backed security has been in an unrealized loss position for twelve months or longer. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for this security is guaranteed by a U.S. government-sponsored enterprise. Based on its assessment of these factors, management believes that the unrealized loss on this debt security is a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of this security. We do not intend to sell this security before recovery of its cost basis and have not determined that it is not more likely than not that we will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at September 30, 2015.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of September 30, 2015, we had 14 Agency CMOs with a fair value of $42.0 million and gross unrealized losses of $488,000.  Nine of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining five Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2015.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of September 30, 2015, the Company had one non-agency CMO with a fair value of $1.2 million and a gross unrealized loss of $8,000.  The bond has been in an unrealized loss position for less than twelve months.  The Company does not intend to sell this security before recovery of its cost basis, and it is not more likely than not that the Company be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at September 30, 2015.

Corporate bonds:  As of September 30, 2015, we had two corporate bonds with a fair value of $1.5 million and a  gross unrealized gain of $20,000.

Municipal bonds:  As of September 30, 2015, we had four municipal bonds with a fair value $3.6 million and gross unrealized losses of $19,000.  All four of the municipal bonds have been in an unrealized loss position for less than twelve months. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at September 30, 2015.

Other securities:  As of September 30, 2015, we had five investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, we review the funds’ financials, asset values, and near-term projections.  At September 30, 2015, one of the private equity fund investments had a fair value of $235,000 and an unrealized loss of $24,000.  OTTI charges were recorded in a prior period on this fund.  Management concluded that there was no additional impairment on this investment as of September 30, 2015.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of loans are as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Commercial real estate	$210,883	$175,038
Construction and land development	38,864	45,662
Commercial and industrial	82,414	76,489
Multi-family	15,222	13,823
Residential real estate	54,025	42,992
Leases	61,954	51,583
Tax certificates	5,294	7,191
Consumer	2,560	2,354
Total loans, net of unearned income	$471,216	$415,132

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

All loans are assigned an initial loan risk rating by the Chief Credit Officer (“CCO”).  The initial loan risk rating is approved by another member of executive management or by the appropriate loan committee approving the loan request. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

The following tables present risk ratings for each loan portfolio classification at September 30, 2015 and December 31, 2014.

As of September 30, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$172,882	$35,298	$1,340	$312	$1,051	$210,883
Construction and land development	5,305	33,269	—	—	290	38,864
Commercial and industrial	62,930	14,668	1,449	2,470	897	82,414
Multi-family	14,439	278	505	—	—	15,222
Residential real estate	53,107	—	—	—	918	54,025
Leases	60,576	534	108	—	736	61,954
Tax certificates	4,088	—	—	—	1,206	5,294
Consumer	2,467	93	—	—	—	2,560
Total loans, net of unearned income	$375,794	$84,140	$3,402	$2,782	$5,098	$471,216

As of December 31, 2014
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$140,045	$27,229	$2,512	$1,568	$3,684	$175,038
Construction and land development	12,861	32,165	—	—	636	45,662
Commercial and industrial	60,500	8,527	1,608	3,337	2,517	76,489
Multi-family	12,995	310	518	—	—	13,823
Residential real estate	42,033	—	—	—	959	42,992
Leases	51,113	152	1	—	317	51,583
Tax certificates	5,491	—	—	—	1,700	7,191
Consumer	2,194	160	—	—	—	2,354
Total loans, net of unearned income	$327,232	$68,543	$4,639	$4,905	$9,813	$415,132

The following tables present an aging analysis of past due payments for each loan portfolio classification at September 30, 2015 and December 31, 2014.

As of September 30, 2015	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$—	$983	$—	$1,051	$208,849	$210,883
Construction and land development	—	—	—	290	38,574	38,864
Commercial and industrial	657	191	—	897	80,669	82,414
Multi-family	—	—	—	—	15,222	15,222
Residential real estate	524	112	—	918	52,471	54,025
Leases	534	108	—	736	60,576	61,954
Tax certificates	—	—	—	1,206	4,088	5,294
Consumer	—	—	—	—	2,560	2,560
Total loans, net of unearned income	$1,715	$1,394	$—	$5,098	$463,009	$471,216

As of December 31, 2014	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$311	$533	$—	$3,684	$170,510	$175,038
Construction and land development	—	—	—	636	45,026	45,662
Commercial and industrial	92	449	—	2,517	73,431	76,489
Multi-family	—	—	—	—	13,823	13,823
Residential real estate	165	162	—	959	41,706	42,992
Leases	152	1	—	317	51,113	51,583
Tax certificates	—	—	—	1,700	5,491	7,191
Consumer	—	—	—	—	2,354	2,354
Total loans, net of unearned income	$720	$1,145	$—	$9,813	$403,454	$415,132

If interest had accrued on non-accrual loans, such income would have been approximately $142,000 and $539,000 for the three months and nine months ended September 30, 2015, respectively, and $290,000 and $830,000 for the three and nine months ended September 30, 2014, respectively.

Impaired Loans

Total cash collected on impaired loans during the nine months ended September 30, 2015 and 2014 was $5.9 million and $5.0 million respectively, of which $4.8 million and $4.5 million was credited to the principal balance outstanding on such loans, respectively.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at September 30, 2015 and December 31, 2014.

	As of September 30, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,818	$—	$2,818
Construction and land development	1	—	95	95
Commercial and industrial	4	2,722	—	2,722
Residential real estate	1	—	290	290
Total	9	$5,540	$385	$5,925

	As of December 31, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,883	$—	$2,883
Construction and land development	3	47	636	683
Commercial and industrial	5	3,643	1,448	5,091
Residential real estate	1	—	102	102
Total	12	$6,573	$2,186	$8,759

At September 30, 2015, the one construction and land development TDR, cited in the above table, was not in compliance with its restructured terms due to payment defaults. We did not classify any loan modifications as TDRs during the first three quarters of 2015. The following table presents restructured loans that occurred during the nine months ended September 30, 2014.

Modifications by type for the nine months ended September 30, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial and industrial	3	$—	$233	$—	$28	$261	$262	$262
Total	3	$—	$233	$—	$28	$261	$262	$262

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure.  As of September 30, 2015, we have a foreclosed residential real estate property with a carrying value of $40,000 as a result of physical possession.  In addition, as of September 30, 2015, we had residential mortgage loans with a carrying value of $228,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of September 30, 2015, December 31, 2014 and September 30, 2014.

Allowance for Loan and Lease Losses

As of and for the three months ended September 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,208	$1,358	$1,705	$300	$584	$1,405	$317	$35	$124	$10,036
Charge-offs	—	(39)	—	—	—	(138)	—	—	—	(177)
Recoveries	—	150	4	—	5	4	—	—	—	163
(Credit) provision	(344)	133	(301)	(113)	67	316	38	(6)	(6)	(216)
Ending balance	$3,864	$1,602	$1,408	$187	$656	$1,587	$355	$29	$118	$9,806
Ending balance: related to loans individually evaluated for impairment	$—	$145	$—	$—	$28	$131	$18	$—	$—	$322
Ending balance: related to loans collectively evaluated for impairment	$3,864	$1,457	$1,408	$187	$628	$1,456	$337	$29	$118	$9,484

Allowance for Loan and Lease Losses

As of and for the nine months ended September 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(231)	(119)	(541)	—	—	(315)	(433)	—	—	(1,639)
Recoveries	351	402	278	—	16	20	52	—	—	1,119
(Credit) provision	(708)	(973)	(109)	(98)	24	453	69	(9)	(31)	(1,382)
Ending balance	$3,864	$1,602	$1,408	$187	$656	$1,587	$355	$29	$118	$9,806
Ending balance: related to loans individually evaluated for impairment	$—	$145	$—	$—	$28	$131	$18	$—	$—	$322
Ending balance: related to loans collectively evaluated for impairment	$3,864	$1,457	$1,408	$187	$628	$1,456	$337	$29	$118	$9,484

Loans Evaluated for Impairment

At September 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$210,883	$38,864	$82,414	$15,222	$54,025	$61,954	$5,294	$2,560	$—	$471,216
Ending balance: individually evaluated for impairment	$4,040	$290	$3,024	$—	$918	$640	$1,206	$—	$—	$10,118
Ending balance: collectively evaluated for impairment	$206,843	$38,574	$79,390	$15,222	$53,107	$61,314	$4,088	$2,560	$—	$461,098

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

As of and for the year ended December 31, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(354)	(172)	(452)	—	—	(793)	(350)	—	—	(2,121)
Recoveries	—	940	27	—	15	42	1	—	—	1,025
(Credit) provision	(692)	(792)	(801)	(117)	128	957	461	23	(34)	(867)
Ending balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Ending balance: related to loans individually evaluated for impairment	$200	$—	$301	$—	$28	$80	$432	$—	$—	$1,041
Ending balance: related to loans collectively evaluated for impairment	$4,252	$2,292	$1,479	$285	$588	$1,349	$235	$38	$149	$10,667
Loan Balances
Ending balance	$175,038	$45,662	$76,489	$13,823	$42,992	$51,583	$7,191	$2,354	$—	$415,132
Ending balance: individually evaluated for impairment	$6,795	$683	$5,846	$—	$959	$95	$1,700	$—	$—	$16,078
Ending balance: collectively evaluated for impairment	$168,243	$44,979	$70,643	$13,823	$42,033	$51,488	$5,491	$2,354	$—	$399,054

Allowance for Loan and Lease Losses

As of and for the three months ended September 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,971	$2,033	$1,525	$416	$690	$1,352	$408	$24	$150	$11,569
Charge-offs	—	—	—	—	—	(206)	(65)	—	—	(271)
Recoveries	—	205	12	—	5	13	—	—	—	235
Provision (credit)	(266)	3	(106)	(63)	25	325	29	9	(7)	(51)
Ending balance	$4,705	$2,241	$1,431	$353	$720	$1,484	$372	$33	$143	$11,482
Ending balance: related to loans individually evaluated for impairment	$205	$172	$5	$—	$30	$62	$19	$—	$—	$493
Ending balance: related to loans collectively evaluated for impairment	$4,500	$2,069	$1,426	$353	$690	$1,422	$353	$33	$143	$10,989

Allowance for Loan and Lease Losses

As of and for the nine months ended September 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(349)	—	(452)	—	—	(568)	(330)	—	—	(1,699)
Recoveries	—	205	23	—	11	35	1	—	—	275
Provision (credit)	(444)	(280)	(1,146)	(49)	236	794	146	18	(40)	(765)
Ending balance	$4,705	$2,241	$1,431	$353	$720	$1,484	$372	$33	$143	$11,482
Ending balance: related to loans individually evaluated for impairment	$205	$172	$5	$—	$30	$62	$19	$—	$—	$493
Ending balance: related to loans collectively evaluated for impairment	$4,500	$2,069	$1,426	$353	$690	$1,422	$353	$33	$143	$10,989

Loans Evaluated for Impairment

At September 30, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$164,522	$41,676	$70,743	$16,893	$44,261	$48,588	$8,230	$2,263	$—	$397,176
Ending balance: individually evaluated for impairment	$6,877	$1,192	$5,897	$—	$983	$64	$1,128	$—	$—	$16,141
Ending balance: collectively evaluated for impairment	$157,645	$40,484	$64,846	$16,893	$43,278	$48,524	$7,102	$2,263	$—	$381,035

The following tables detail the loans that were evaluated for impairment by loan classification at September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$4,567	$4,040	$—
Commercial and industrial	5,303	3,024	—
Tax certificates	1,456	1,005	—
Total:	$11,326	$8,069	$—

With an allowance recorded:
Construction and land development	$546	$290	$145
Residential real estate	1,021	918	28
Leasing	640	640	131
Tax certificates	4,230	201	18
Total:	$6,437	$2,049	$322

	At and for the year ended December 31, 2014
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$6,632	$6,113	$—	$5,089	$98
Construction and land development	894	683	—	2,233	71
Commercial and industrial	5,358	5,118	—	5,786	208
Tax certificates	1,120	890	—	867	—
Total:	$14,004	$12,804	$—	$13,975	$377

With an allowance recorded:
Commercial real estate	$926	$682	$200	$529	$—
Construction and land development	—	—	—	145	—
Commercial and industrial	2,500	728	301	688	—
Residential real estate	1,068	959	28	864	—
Leases	95	95	80	108	—
Tax certificates	4,835	810	432	145	—
Total:	$9,424	$3,274	$1,041	$2,479	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three and nine months ended September 30, 2015 and 2014.

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Commercial real estate	$4,256	$130	$5,599	$329
Construction and land development	471	—	562	—
Commercial and industrial	3,570	44	4,740	142
Residential real estate	927	—	952	—
Leasing	289	—	146	—
Tax certificates	1,109	—	1,078	—
Total:	$10,622	$174	$13,077	$471

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Commercial real estate	$5,571	$33	$5,258	$65
Construction and land development	1,673	11	2,823	68
Commercial and industrial	6,085	52	6,658	159
Residential real estate	993	—	833	—
Leasing	75	—	112	—
Tax certificates	1,134	—	918	—
Total:	$15,531	$96	$16,602	$292

Note 6.Other Real Estate Owned

At September 30, 2015, OREO was comprised of five real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 70 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2015 to September 30, 2015 and January 1, 2014 to December 31, 2014.

	For the nine months ended September 30, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,569)	(2,867)	(4,436)
Net gains on sales	61	708	769
Transfers in	1,672	2,296	3,968
Cash additions	—	418	418
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(534)	(659)
Ending balance	$388	$8,456	$8,844

	For the year ended December 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,336)	(2,970)	(4,306)
Net gain on sales	59	684	743
Transfers in	—	2,919	2,919
Cash additions	—	1,330	1,330
Impairment charge	(99)	(425)	(524)
Ending balance	$349	$9,430	$9,779

At September 30, 2015, OREO was comprised of $319,000 in land, $8.4 million in tax liens, and $69,000 in residential real estate related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant and a single family home.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 7.Deposits

Our deposit composition as of September 30, 2015 and December 31, 2014 is presented below:

	September 30,	December 31,
(In thousands)	2015	2014
Noninterest-bearing checking	$76,949	$73,665
NOW	38,146	46,515
Interest-bearing brokered deposits	25,000	—
Money Market	164,583	166,224
Savings	38,441	18,721
Time deposits (over $100)	85,884	87,209
Time deposits (under $100)	124,761	138,091
Total deposits	$553,764	$530,425

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of September 30, 2015, Royal Bank had $212.6 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $54.0 million and $55.0 million at September 30, 2015 and December 31, 2014.  The advances and the line of credit are collateralized by FHLB stock, government agency securities and mortgage-backed securities.  As of September 30, 2015, investment securities with a market value of $34.0 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2015	$9,000	0.35%	$10,000	0.71%
2016	10,000	1.11%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$54,000		$55,000

2.	Other borrowings

We have a note payable with PNC Bank (“PNC”) at September 30, 2015 in the amount of $2.1 million compared to $2.4 million at December 31, 2014.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at September 30, 2015 was 0.35%.

At September 30, 2015 and December 31, 2014, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $20.0 million in lines of credit with a with two local financial institutions, of which $0 was outstanding at September 30, 2015 and December 31, 2014, respectively.

3.	Subordinated debentures

We have outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.49% at September 30, 2015, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in March, June, and September of 2015.

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

The effects of the derivative instrument on the Consolidated Financial Statements at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 were as follows:

	As of September 30, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(708)	Other liabilities	June 24, 2021
Total:	$15,000	$(708)

	As of December 31, 2014
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(187)	Other liabilities	June 24, 2021
Total:	$15,000	$(187)

For the three months ended September 30, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(282)	Not Applicable	$—
Total:	$(282)		$—

For the nine months ended September 30, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(467)	Not Applicable	$—
Total:	$(467)		$—

For the year ended December 31, 2014
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(187)	Not Applicable	$—
Total:	$(187)		$—

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

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$64,044	$48,929
Commitments to extend credit	23,118	6,430
Standby letters of credit and financial guarantees written	416	371

Legal Proceedings

From time to time, we are a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

Note 11.Shareholders’ Equity

1.	Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”),  we issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of our Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and originally paid cumulative dividends at a rate of 5% per annum.  In February 2014, the cumulative dividend rate on the Series A Preferred Stock increased to 9% per annum.  The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  As a result of the shareholders’ rights offering described below, the number of warrants to purchase the Company’s Class A common stock adjusted to 1,368,040 and the warrant exercise price decreased to $3.33 per share of the common stock.

We received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares conducted by the Treasury.  The auction closed on June 19, 2014.  The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. We were allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by the Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company, occurred on July 2, 2014. As part of this redemption, we eliminated nearly $3.5 million in preferred dividends in arrears.

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

To fund the purchase of the Series A Preferred Stock, as described above, we sold 11,666,667  shares of our Class A common stock in a private placement transaction at a price of $1.20 per share. Additionally, during the third quarter of 2014, we conducted a shareholder rights offering to existing shareholders to limit their ownership dilution from the sale of Class A common stock to the other investors in the private placement. We issued approximately 5.0 million shares at a price of $1.20 per share and received gross proceeds of approximately $6.0 million.

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A Preferred Stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As a result of the Company’s repurchase of 11,551 shares of Series A Preferred Stock, approximately $3.5 million of the Series A Preferred stock dividend in arrears was eliminated. As of September 30, 2015, the Series A Preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $8.3 million and has not been recognized in the consolidated financial statements.  In the event we declared the preferred dividend in arrears our capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve Bank MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. As of September 30, 2015, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2015 and the previous 20 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At September 30, 2015
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$84,720	15.99%	$42,386	8.00%	$52,983	10.00%
Tier 1 capital (to risk-weighted assets)	$78,058	14.73%	$31,790	6.00%	$42,386	8.00%
Tier 1 capital (to average assets, leverage)	$78,058	10.65%	$29,307	4.00%	$36,634	5.00%
Common equity Tier 1 (to risk-weighted assets)	$58,622	11.06%	$23,842	4.50%	$34,439	6.50%

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the nine
months ended
(In thousands)	September 30, 2015
RAP net income	$2,403
Tax lien adjustment, net of noncontrolling interest	2,208
U.S. GAAP net income	$4,611

	At September 30, 2015
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.99%	16.35%
Tier 1 capital (to risk-weighted assets)	14.73%	15.09%
Tier 1 capital (to average assets, leverage)	10.65%	10.93%
Common equity Tier 1 (to risk-weighted assets)	11.06%	11.02%

The tables below reflect the Company’s capital ratios:

	At September 30, 2015
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$101,091	18.96%	$42,643	8.00%	$53,304	10.00%
Tier 1 capital (to risk-weighted assets)	$92,664	17.38%	$31,982	6.00%	$31,982	6.00%
Tier 1 capital (to average assets, leverage)	$92,664	12.52%	$29,609	4.00%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$50,057	9.39%	$23,987	4.50%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the nine
months ended
(In thousands)	September 30, 2015
U.S. GAAP net income	$4,586
Tax lien adjustment, net of noncontrolling interest	(2,208)
RAP net income	$2,378

	At September 30, 2015
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.96%	18.62%
Tier 1 capital (to risk-weighted assets)	17.38%	16.90%
Tier 1 capital (to average assets, leverage)	12.52%	12.16%
Common equity Tier 1 (to risk-weighted assets)	9.39%	9.43%

Note 13.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and nine months ended September 30, 2015 and 2014 included the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$17	$15	$49	$45
Interest cost	135	155	403	466
Amortization of prior service cost	22	22	68	66
Amortization of actuarial loss	46	32	140	96
Net periodic benefit cost	$220	$224	$660	$673

We have unfunded pension plan obligations of $15.4 million as of September 30, 2015 compared to $15.3 million at December 31, 2014.  We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.

Note 14.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the if-converted method. For the three and nine months ended September 30, 2015,  269,743 and 285,097 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  For the three and nine months ended September 30, 2014, 168,907 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended September 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,100	30,043	$0.04

Diluted EPS
Income available to common shareholders	$1,100	30,074	$0.04

	Three months ended September 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$1,271	27,329	$0.05

	Nine months ended September 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$3,299	30,040	$0.11

Diluted EPS
Income available to common shareholders	$3,299	30,055	$0.11

	Nine months ended September 30, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Income available to common shareholders	$2,654	18,042	$0.15

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

	For the nine months ended September 30, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$2,011	$691	$1,320
Less reclassification adjustment for gains
realized in net income	652	222	430
Unrealized gains on investment securities	1,359	469	890
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(51)	—	(51)
Unrecognized benefit obligation	(51)	—	(51)
Unrealized loss on derivative instrument	(708)	(241)	(467)
Other comprehensive income, net	$600	$228	$372

	For the nine months ended September 30, 2014
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,570	$2,101	$4,469
Less reclassification adjustment for gains
realized in net income	330	112	218
Unrealized gains on investment securities	6,240	1,989	4,251
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	85	29	56
Unrecognized benefit obligation	85	29	56
Other comprehensive income, net	$6,325	$2,018	$4,307

The other components of accumulated other comprehensive loss included in shareholders’ equity at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Unrecognized benefit obligation	$(4,076)	$(4,025)
Unrealized gains (losses) on AFS investments	2,423	1,720
Unrealized loss on derivative instrument	(467)	(187)
Accumulated other comprehensive loss	$(2,120)	$(2,492)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three and nine months ended September 30, 2015 and 2014.

Items Measured on a Recurring Basis

Our available for sale investment securities are recorded at fair value on a recurring basis.

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include common stocks.

Level 2 securities include obligations of U.S. government-sponsored agencies and debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The prices were obtained from third party vendors.  This category generally includes our mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate and municipal bonds.  Our interest rate swap is recorded at fair value on a recurring basis and is classified as Level 2 due to the readily observable market data.

Level 3 securities include investments in five private equity funds which are predominantly invested in real estate.  The value of the private equity funds are derived from the funds’ financials and K-1 filings.  We also review the funds’ asset values and its near-term projections.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,907	$—	$25,907
Mortgage-backed securities-residential	—	14,418	—	14,418
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	172,745	—	172,745
Non-agency	—	2,927	—	2,927
Corporate bonds	—	1,520	—	1,520
Municipal bonds	—	10,072	—	10,072
Other securities	—	—	2,997	2,997
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$227,589	$2,997	$230,612
Liabilities:
Derivative instruments
Interest rate swaps	$—	$708	$—	$708

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,289	$—	$25,289
Mortgage-backed securities-residential	—	22,387	—	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	168,977	—	168,977
Non-agency	—	3,731	—	3,731
Corporate bonds	—	15,727	—	15,727
Municipal bonds	—	10,173	—	10,173
Other securities	—	—	4,034	4,034
Common stocks	50	—	—	50
Total investment securities available for sale	$50	$246,284	$4,034	$250,368
Liabilities:
Derivative instruments
Interest rate swaps	$—	$187	$—	$187

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three and nine months ended September 30, 2015 and 2014:

(In thousands)	Other securities
Investment Securities Available for Sale	2015	2014
Beginning balance July 1,	$3,006	$4,619
Total gains/(losses) - (realized/unrealized):
Included in earnings-gain on sale	4	191
Included in other comprehensive income	(9)	11
Purchases	—	14
Sales and calls	(4)	(445)
Transfers in and/or out of Level 3	—	—
Ending balance September 30,	$2,997	$4,390

(In thousands)	Other securities
Investment Securities Available for Sale	2015	2014
Beginning balance January 1,	$4,034	$4,625
Total gains/(losses) - (realized/unrealized):
Included in earnings-gain on sale	319	251
Included in other comprehensive income	(551)	299
Purchases	4	14
Sales and calls	(809)	(799)
Transfers in and/or out of Level 3	—	—
Ending balance September 30,	$2,997	$4,390

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$3,657	$3,657
Other real estate owned	—	—	1,957	1,957

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,812	$2,812
Other real estate owned	—	—	3,418	3,418

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2015 and December 31, 2014:

	Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$3,657	Appraisal of	Appraisal adjustments	0.0%	-	-62.3%	(-28.7%)
		collateral (1)	Liquidation expenses	0.0%	-	-23.2%	(-6.6%)

Other real estate owned	1,957	Appraisal of	Appraisal adjustments	0.0%	-	-84.2%	(-30.2%)
		collateral (1)	Liquidation expenses	0.0%		-14.7%	(-3.6%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2014		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,812	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-20.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-24.0%	(-7.8%)

Other real estate owned	3,418	Appraisal of	Appraisal adjustments	0.0%	-	-68.6%	(-14.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-14.7%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at September 30, 2015 and December 31, 2014. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between  our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at September 30, 2015 and December 31, 2014.

			Fair Value Measurements
			At September 30, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$24,217	$24,217	$24,217	$—	$—
Investment securities available for sale	230,612	230,612	26	227,589	2,997
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,545	2,545	—	—	2,545
Loans, net	461,410	456,718	—	—	456,718
Accrued interest receivable	4,336	4,336	—	4,336	—
Financial Liabilities:
Demand deposits	76,949	76,949	—	76,949	—
NOW and money markets	202,729	202,729	—	202,729	—
Interest-bearing brokered deposits	25,000	25,000		25,000
Savings	38,441	38,441	—	38,441	—
Time deposits	210,645	208,869	—	208,869	—
Short-term borrowings	9,000	9,000	9,000	—	—
Long-term borrowings	82,084	79,698	—	79,698	—
Subordinated debt	25,774	26,696	—	26,696	—
Accrued interest payable	2,168	2,168	—	2,168	—
Derivative Instruments:
Interest rate swaps	708	708	—	708	—

			Fair Value Measurements
			At December 31, 2014
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$30,790	$30,790	$30,790	$—	$—
Investment securities available for sale	250,368	250,368	50	246,284	4,034
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,622	2,622	—	—	2,622
Loans, net	403,424	400,979	—	—	400,979
Accrued interest receivable	5,270	5,270	—	5,270	—
Financial Liabilities:
Demand deposits	73,665	73,665	—	73,665	—
NOW and money markets	212,739	212,739	—	212,739	—
Savings	18,721	18,721	—	18,721	—
Time deposits	225,300	223,788	—	223,788	—
Long-term borrowings	92,426	90,022	—	90,022	—
Subordinated debt	25,774	25,091	—	25,091	—
Accrued interest payable	726	726	—	726	—
Derivative Instruments:
Interest rate swaps	187	187	—	187	—

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

Tax liens

At September 30, 2015, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC has been liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$7,625	$173	$7,798
Interest expense	1,447	189	1,636
Net interest income (expense)	$6,178	$(16)	$6,162
(Credit) provision for loan and lease losses	(254)	38	(216)
Total non-interest income	538	162	700
Total non-interest expense	4,932	433	5,365
Income tax expense	—	—	—
Net income (loss)	$2,038	$(325)	$1,713
Noncontrolling interest	$179	$—	$179
Net income (loss) attributable to Royal Bancshares	$1,859	$(325)	$1,534

	Three months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$6,889	$302	$7,191
Interest expense	1,367	256	1,623
Net interest income	$5,522	$46	$5,568
(Credit) provision for loan and lease losses	(79)	28	(51)
Total non-interest income	987	217	1,204
Total non-interest expense	4,916	459	5,375
Income tax expense	—	—	—
Net income (loss)	$1,672	$(224)	$1,448
Noncontrolling interest	$69	$(44)	$25
Net income (loss) attributable to Royal Bancshares	$1,603	$(180)	$1,423

	Nine months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$21,642	$507	$22,149
Interest expense	4,169	629	4,798
Net interest income (expense)	$17,473	$(122)	$17,351
(Credit) provision for loan and lease losses	(1,451)	69	(1,382)
Total non-interest income	1,924	906	2,830
Total non-interest expense	14,880	1,597	16,477
Income tax expense	—	—	—
Net income (loss)	$5,968	$(882)	$5,086
Noncontrolling interest	$551	$(51)	$500
Net income (loss) attributable to Royal Bancshares	$5,417	$(831)	$4,586

	Nine months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$20,549	$1,002	$21,551
Interest expense	4,030	840	4,870
Net interest income	$16,519	$162	$16,681
(Credit) provision for loan and lease losses	(911)	146	(765)
Total non-interest income	2,019	773	2,792
Total non-interest expense	14,221	1,507	15,728
Income tax expense	—	—	—
Net income (loss)	$5,228	$(718)	$4,510
Noncontrolling interest	$337	$(125)	$212
Net income (loss) attributable to Royal Bancshares	$4,891	$(593)	$4,298

Interest income earned by the community banking segment related to the tax liens segment was approximately $189,000 and $256,000 for the three month periods ended September 30, 2015 and 2014, respectively and $629,000 and $840,000 for the nine months ended September 30, 2015 and 2014, respectively.

Note 18.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. At September 30, 2015 and December 31, 2014, FHLB stock totaled $2.5 million and $2.6 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of September 30, 2015.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the the three and nine months ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K for the year ended December 31, 2014.

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

Financial Highlights and Business Results

The principal activities of the Company are supervising Royal Bank America (“Royal Bank”), which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in central and southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

Our results of operations depend primarily on net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At September 30, 2015, commercial real estate and multi-family loans, commercial and industrial loans, leases, and construction and land development loans comprised 48%, 17%, 13%, and 8%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them,  especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

The financial results for the first nine months of 2015 illustrate further progress on our goal of consistent profitability and serving our four key constituents:  customers, shareholders, co-workers, and community. A key strategic initiative in 2014 was to refresh Royal Bank’s commercial and consumer products and services and the branch network to build the platform for future growth and opportunities.  This initiative included the reorganization of our retail division to better serve existing customers and the further development of our retail sales teams to attain new customers.  In 2014, we relocated four of our branches to more visible, high-traffic locations within their markets and we opened a limited service office in Princeton, New Jersey to more effectively work with our commercial customers in central New Jersey. During the second quarter of 2015, we relocated our Jenkintown branch to a new attractive location in Willow Grove.

As a community bank we have been experiencing the same external headwinds as our competitors for high quality commercial loans and less expensive core deposits.  We have developed a multi-faceted plan to attract, expand and retain existing and new customer relationships.    A newly implemented public funds strategy is serving as a cost effective component of our deposit plan. In January 2015, we hired our new Chief Lending Officer, who has extensive experience in lending and credit underwriting with community and larger banks in our market area.  We have seen improvement in our risk profile as illustrated by our ratio of non-performing loans to total loans, which is below 2% at September 30, 2015.  Additionally, the purposeful downsizing of the tax lien business, which is not core to Royal Bank’s strategy, has seen a planned reduction from a high of over $100 million in tax lien assets in 2009 to $16.1 million in assets at September 30, 2015.  The Company continues its focus on modernizing the ways customers can access its products and services.  A new custom branded “smart phone” application is now available and provides a simpler online banking experience, while online loan applications are increasing.  The suite of cash management products, together with improved physical locations and the Princeton, NJ limited service office, are helping to drive the growth within our attractive geography.

Consolidated Net Income

Net income attributable to the Company was $1.5 million, or $0.04 per diluted share, and $4.6 million, or $0.11 per diluted share, for the three and nine months ended September 30, 2015, respectively, compared to  net income of $1.4 million, or $0.05 per diluted share, and $4.3 million, or $0.15 per diluted share, for the three and nine months ended  September 30, 2014, respectively. The basic and diluted earnings per share for 2015 were impacted by the increase in average common shares outstanding as a result of a private placement and shareholders’ rights offering which closed in the third quarter of 2014. Factors that positively contributed to the net income results for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 were:

•	Net interest income increased $594,000, or 10.7%, due to an increase of $17.5 million in average interest-earning assets and a shift from investment securities into higher-yielding loans.

•	The credit to the allowance for loan and lease losses was $216,000, an increase of $165,000, due to a decline in historical loss rates and recoveries on impaired loans.
•	Professional and legal expenses declined $190,000, or 33.3%.

Partially offsetting these positive items were decreases of $158,000, $107,000, and $80,000 in net gains on the sale of investment securities, gains on sales of premises and equipment, and net gains on the sale of loans and leases, respectively.  Additional negative items were increases of $232,000, $122,000, and $68,000 in other real estate owned (“OREO”) expenses and impairment, occupancy and equipment expenses, and loan collection expenses, respectively.

Factors that contributed to the $288,000 improvement in net income attributable to the Company for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 were:

•	Net interest income increased $670,000, or 4.0%, due to investment securities being sold to fund higher-yielding loans.
•	The credit to the allowance for loan and lease losses was $1.4 million in 2015, an increase of $617,000 from 2014, due to a decline in historical loss rates and recoveries on impaired loans.
•	Gains on the sale of investment securities were $652,000 in 2015, an increase of $322,000, from 2014.
•	Gains on the sale of OREO were $769,000, an increase of $136,000, or 21.5%, from 2014.

Partially offsetting these positive items were increases of $347,000, $320,000, $277,000, and $248,000 in occupancy and equipment expenses,  employee salaries and benefits,  the provision for unfunded loan commitments, and OREO expenses and impairment, respectively.  Additionally, net gains on the sales of loans and leases decreased $223,000.

Interest Income

Total interest income of $7.8 million for the third quarter of 2015 increased $607,000, or 8.4%, from the comparable quarter of 2014.  The growth in interest income was related to a $17.5 million increase in average interest-earning assets along with a 24 basis point increase in the average yield on such assets.  Additionally, the composition in average interest-earning assets shifted significantly from investment securities to loans and leases.  Average interest-earning assets amounted to $696.5 million in the third quarter of 2015 compared to $679.0 million for the third quarter of 2014. Quarter over quarter, interest income on loans and leases increased $1.0 million while interest income on investment securities decreased $400,000. Included in interest income on loans for the third quarter of 2015 was approximately $97,000 in interest income collected upon the payoff of a non-accrual loan.  Average loans and leases grew $73.2 million, or 19.0%, to $459.5 million, while average investment securities dropped $61.8 million, or 22.0%, to $218.8 million from the quarter ended September 30, 2014.  Average cash equivalents increased $6.0 million quarter over quarter. We  have strategically sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment. Additionally in the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Total interest income was $22.1 million for the nine months ended September 30, 2015 and increased $598,000 from $21.6 million from September 30, 2014.  Year over year, interest income on loans and leases increased $2.0 million while interest income on investment securities decreased $1.4 million and was directly related to the change in asset composition.  For 2015,  interest income on loans included $232,000 that was received upon the payoff of two non-accrual loans.  Average interest-earning assets amounted to $684.3 million for the nine months ended September 30, 2015, which resulted in a decrease of $2.4 million, or 0.4%, from the level of $686.7 million in the comparable period in 2014. Average loans and leases grew $62.9 million, or 16.8%, to $437.2 million, while average investment securities declined  $73.1 million, or 24.1%, to $230.4 million from the nine months ended September 30, 2014.  Average cash equivalents increased $7.8 million year over year. During the past year, we sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment.  As mentioned previously in the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  During the first three quarters of 2015, we recorded gains on these sales of $652,000. The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and

CMOs, and paid back a $10.0 million matured Federal Home Loan Bank (“FHLB”) borrowing in the second quarter of 2015.

For the third quarter of 2015, the yield on average interest-earning assets of 4.44% amounted to an increase of 24 basis points from the yield of 4.20% for the prior year’s third quarter. Despite the increase in interest income on loans, the average yield on loans declined three basis points (5.57% in 2015 versus 5.60% in 2014). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined three basis points quarter over quarter (2.42% in 2015 versus 2.45% in 2014).

For the nine months ended September 30, 2015, the yield on average interest-earning assets increased 13 basis points to 4.33% from the yield of 4.20% for the comparable period in 2014. Although interest income earned on loans increased, the average yield on loans declined 22 basis points (5.47% in 2015 versus 5.69% in 2014). As mentioned previously, the decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. Despite the decline in average investment securities, the average yield on investments was static at 2.47% for both 2015 and 2014. During the first quarter of 2015, the FHLB of Pittsburgh declared and paid a special dividend based on the 2014 average stock outstanding for each shareholder.  We received approximately $94,000 as a result of this special dividend, which had a positive impact on the average investment yield for 2015.

Interest Expense

Total interest expense of $1.6 million in the third quarter of 2015 increased  $13,000, or 0.8%, from the comparable quarter of 2014. The small increase in interest expense was primarily associated with an increase in interest expense on average interest-bearing deposits which was partially offset by a decline in interest expense on average borrowings.  For the third quarter of 2015, average interest-bearing liabilities of $573.7 million decreased $2.9 million, or 0.5%, from $576.6 million for the comparable period in 2014.  For the three months ended September 30, 2015, average interest bearing deposits increased $7.0 million, or 1.6%, to $459.9 million, while average borrowings decreased $10.0 million, or 8.1%, to $113.8 million from the comparable quarter of 2014.  Average NOW and money market accounts and savings accounts grew $2.9 million and $13.1 million to $210.7 million and $32.6 million, respectively, quarter over quarter. Average certificates of deposit (“CDs”) amounted to $216.7 million, which represented a decrease of $9.0 million, or 4.0% from the comparable quarter of 2014. For the third  quarter of 2015, the interest paid on the average interest-bearing deposits increased $68,000, or 7.6%, while the interest paid on average borrowings declined $55,000, or 7.6% from the comparable quarter of 2014.

Total interest expense for the first three quarters of 2015 was  $4.8 million and declined $72,000, or 1.5%, from the comparable period of 2014. The reduction in interest expense was primarily associated with a decline in interest expense on average borrowings as a result of the lower average balances, which was partially offset by an increase in interest expense on interest-bearing deposits.  For the nine months ended September 30, 2015, average interest-bearing liabilities of $567.4 million decreased $22.1 million, or 3.7%, from $589.5 million for the comparable period in 2014.  For the nine months ended September 30, 2015, average borrowings amounted to $116.5 million which reflected a decline of $14.0 million, or 10.7% from 2014.  The decline in this average balance resulted in a decrease in interest expense of $156,000. Average CDs amounted to $220.6 million, which represented a decrease of $10.1 million, or 4.4% from the comparable period in 2014.  Additionally, NOW and money market accounts declined $4.1 million, or 2.0%, from the comparable period in 2014.  Partially offsetting these declines in interest-bearing deposit products was an increase of $6.1 million, or 33.0%, in savings accounts.  For the first nine months of  2015, the interest paid on the average interest-bearing deposits grew $84,000,  or 3.1%, from the comparable period of 2014.

The average interest rate paid on average total interest-bearing liabilities during the third quarter of 2015 amounted to 1.13% compared to 1.12% for the comparable quarter of 2014. During the third quarter of 2015 the average interest rate paid on average interest-bearing deposits was 0.84% compared to 0.79% during the comparable quarter of 2014. Despite the decline in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification increased nine basis points (1.38% in 2015 versus 1.29% in 2014).  Additionally, the average rates paid on savings and NOW and money market accounts increased 27 basis points (0.43% in 2015 versus 0.16% in 2014) and three basis points (0.34% in 2015 versus 0.31% in 2014), respectively.  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types.  During the third quarter, we successfully promoted a savings account campaign.  The average interest rate paid for borrowings during the third quarter of 2015 was 2.33%, which amounted to an increase of one basis point from the average rate paid of 2.32% during the third quarter of 2014.

The average interest rate paid on average total interest-bearing liabilities during the first nine months of 2015 amounted to 1.13%  compared to 1.10% for the comparable period in 2014. During the first three quarters of 2015 the average interest rate paid on average interest-bearing deposits was 0.83%  compared to 0.79% for the comparable period in 2014.  Despite the decline in average balances for CDs year over year, the average rate paid on this deposit classification increased nine basis points  (1.36% in 2015 versus 1.27% in 2014) and reflects the competitive pricing in our market area.  The average rates paid on savings accounts increased 11 basis points (0.28% in 2015 versus 0.17% in 2014) and NOW and money market accounts increased two basis points (0.33% in 2015 versus 0.31% in 2014).  The average interest rate paid for borrowings during the first three quarters of 2015 was 2.30%, which amounted to an increase of nine basis points from the average rate paid of 2.21% during the first three quarters of 2014.

Net Interest Income and Margin

Net interest income for the quarter ended September 30, 2015 amounted to $6.2 million, resulting in an increase of $594,000, or 10.7%, from the comparable quarter of 2014. The growth in net interest income was impacted by the growth in average interest-earning assets and the change in the average interest-earning asset composition.   Quarter over quarter, average loans outstanding increased $73.2 million, or 19.0%,  while average investments declined $61.8 million, or 22.0%. The change in the average asset mix contributed an additional $607,000 in interest income.

Net interest income for the nine months ended September 30, 2015 amounted to $17.4 million, resulting in an increase of $670,000, or 4.0%, from the comparable period in 2014. The improvement in net interest income was directly related to the change in the composition of average interest-earning assets coupled with a $72,000 reduction in interest expense on average interest-bearing liabilities.  The average yield on investment securities remained flat at 2.47% despite a $73.1 million decline in average balances. As mentioned previously the FHLB special dividend positively affected the average yield. Although average loans outstanding increased $62.9 million year over year, the average yield earned on such loans declined 22 basis points and reflects the pricing competition for quality loans.

The net interest margin for the third quarter of 2015 was 3.51%, which grew 26 basis points from 3.25% for the comparable quarter of 2014. The average yield on interest-earning assets for the third quarter of 2015  was 4.44% compared to 4.20% for the same period in 2014.  Funding costs slightly increased from an average interest rate paid of 1.12% for the third quarter of 2014 to 1.13% for the third quarter of 2015.  During the third quarter of 2015, we saw an increase in average rates paid on all interest-bearing deposit product types.  The average rates paid on average savings, CDs, and NOW and money market accounts went up by 27, nine,  and three basis points, respectively. We have been experiencing competitive pricing pressure in our market area to retain deposits.  Additionally, the average rate paid on average borrowings increased one basis point despite a $10.0 million decline in the average balance.

The net interest margin for the first nine months of 2015 was 3.39%, which grew 14 basis points from 3.25% for the comparable period in 2014. The average yield on interest-earning assets for the nine months ended September 30, 2015 was 4.33% compared to 4.20% for the same period in 2014.  Both the FHLB special dividend of approximately $94,000 and the collection of approximately  $232,000 in interest income upon the payoff of two non-accrual loans contributed to the improvement in the average yield on interest-earning assets. The average yield on investment securities remained 2.47% despite the $73.1 million decline in the average balance.  Funding costs increased from an average interest rate paid of 1.10% for the first nine months of 2014 to 1.13% for the first nine months of 2015.  The increase in average interest rates paid occurred in all interest-bearing segments or products. We have been experiencing competitive pricing pressure in our market area to retain deposits.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	September 30, 2015			September 30, 2014
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Cash equivalents	$18,184	$8	0.17%	$12,152	$6	0.20%
Investment securities	218,767	1,334	2.42%	280,579	1,734	2.45%
Loans	459,543	6,456	5.57%	386,308	5,451	5.60%
Total interest earning assets	696,494	7,798	4.44%	679,039	7,191	4.20%
Non-earning assets	43,722			45,335
Total average assets	$740,216			$724,374
Interest-bearing deposits
NOW and money markets	$210,652	$182	0.34%	$207,731	$161	0.31%
Savings	32,589	35	0.43%	19,449	8	0.16%
Certificates of deposit	216,653	751	1.38%	225,679	731	1.29%
Total interest bearing deposits	459,894	968	0.84%	452,859	900	0.79%
Borrowings	113,767	668	2.33%	123,743	723	2.32%
Total interest bearing liabilities	573,661	1,636	1.13%	576,602	1,623	1.12%
Non-interest bearing deposits	79,791			66,251
Other liabilities	20,889			23,150
Shareholders' equity	65,875			58,371
Total average liabilities and equity	$740,216			$724,374
Net interest income		$6,162			$5,568
Net interest margin			3.51%			3.25%

	For the nine months ended			For the nine months ended
	September 30, 2015			September 30, 2014
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$16,754	$21	0.17%	$8,964	$16	0.24%
Investment securities	230,361	4,250	2.47%	303,485	5,610	2.47%
Loans	437,188	17,878	5.47%	374,270	15,925	5.69%
Total interest earning assets	684,303	22,149	4.33%	686,719	21,551	4.20%
Non-earning assets	45,214			46,165
Total average assets	$729,517			$732,884
Interest-bearing deposits
NOW and money markets	$205,646	$508	0.33%	$209,772	$494	0.31%
Savings	24,765	52	0.28%	18,620	24	0.17%
Certificates of deposit	220,564	2,236	1.36%	230,688	2,194	1.27%
Total interest bearing deposits	450,975	2,796	0.83%	459,080	2,712	0.79%
Borrowings	116,456	2,002	2.30%	130,452	2,158	2.21%
Total interest bearing liabilities	567,431	4,798	1.13%	589,532	4,870	1.10%
Non-interest bearing deposits	75,563			64,832
Other liabilities	21,646			24,316
Shareholders' equity	64,877			54,204
Total average liabilities and equity	$729,517			$732,884
Net interest income		$17,351			$16,681
Net interest margin			3.39%			3.25%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and nine months ended September 30, 2015, as compared to the respective period in 2014, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$2	$—	$2	$9	$(4)	$5
Total short term earning assets	2	—	2	9	(4)	5
Investment securities	(509)	109	(400)	(1,485)	125	(1,360)
Loans
Commercial demand loans	125	74	199	68	(100)	(32)
Commercial mortgages	11	558	569	1,061	527	1,588
Residential and home equity loans	(207)	250	43	273	(21)	252
Leases receivables	(183)	457	274	734	(68)	666
Tax certificates	201	(329)	(128)	(421)	(74)	(495)
Consumer loans	(11)	14	3	29	(4)	25
Loan fees	45	—	45	(51)	—	(51)
Total loans	(19)	1,024	1,005	1,693	260	1,953
Total (decrease) increase in interest income	$(526)	$1,133	$607	$217	$381	$598
Interest expense
Deposits
NOW and money market	$2	$19	$21	$(10)	$24	$14
Savings	7	20	27	10	18	28
Certificates of deposit	(30)	50	20	(99)	141	42
Total deposits	(21)	89	68	(99)	183	84
Borrowings
Borrowings	(57)	(2)	(59)	(233)	70	(163)
Subordinated debentures	—	4	4	—	7	7
Total borrowings	(57)	2	(55)	(233)	77	(156)
Total (decrease) increase in interest expense	$(78)	$91	$13	$(332)	$260	$(72)
Total increase in net interest income	$(448)	$1,042	$594	$549	$121	$670

Credit for Loan and Lease Losses

We recorded credits to the allowance for loan and lease losses of $216,000 and $1.4 million for the three and nine months ended September 30, 2015,  respectively, compared to credits of $51,000 and $765,000 for the corresponding periods in 2014.  For the nine months ended September 30, 2015, charge-offs were $1.6 million compared to $1.7 million for the first nine months of 2014.  The charge-offs in both periods were mostly related to specific reserves on impaired loans.  During the first three quarters of 2015, we recorded recoveries of $1.1 million compared to $275,000 for the same period in 2014.  The $904,000 improvement in net charge-offs,  the reduction in the overall historical loss rates, and the continued improvement in overall credit quality combined to positively impact the credit to the allowance for loan and lease losses in 2015.

Non-interest Income

Non-interest income for the third quarter of 2015 was $700,000 compared to $1.2 million for the comparable quarter of 2014 resulting in a decrease of $504,000.  Net gains on the sale of AFS investment securities declined $158,000 to  $80,000 for the three months ended September 30, 2015 compared to $238,000 for the comparable period in 2014.  Additionally, we saw declines in gains on the sale of premises and equipment ($0 in 2015 versus $107,000 in 2014), gains on sales of loans and leases ($0 in 2015 versus $80,000 in 2014),  and net gains in the sale of OREO ($123,000 in 2015 versus $173,000 in 2014). Partially offsetting these declines was a $50,000 increase in service charges and fees ($298,000 in 2015 versus $248,000 in 2014) and was predominantly related to RBA Leasing activity.

Non-interest income for the first nine months of 2015 and 2014 was $2.8 million and increased  $38,000 year over year.  Net gains on the sale of AFS investment securities were $652,000 for the nine months ended September 30, 2015 compared to $330,000 for the comparable period in 2014.  Because the 10-year US Treasury rate has retreated during the year, the Company was able to sell certain investment securities which had extension risk in a rising interest rate environment for a net gain, reinvest the proceeds into loans and pay off a $10.0 million FHLB borrowing.  Additionally in the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio. Net gains on the sale of OREO increased $136,000 ($769,000 in 2015 versus $633,000 in 2014).  Partially offsetting these increases was a decrease of $223,000 in net gains on the sales of loans and leases ($0 in 2015 versus $223,000 in 2014).

Non-interest Expense

Non-interest expense was $5.4 million for the third quarter in 2015 and 2014 and slightly decreased $10,000, or 0.2%, quarter over quarter.  OREO expenses and impairment increased $232,000 ($386,000 in 2015 versus $154,000 in 2014) and was mostly related to impairment charges.  OREO impairment charges were $304,000 in the third quarter of 2015 compared to $61,000 for the same period in 2014.  During the third quarter of 2015, we recorded $125,000 in impairment charges on two land parcels which were based on agreements of sale.  The remainder of the increase was related to OREO properties within the tax lien portfolio. Additionally, we recorded increases of $122,000 in occupancy and equipment ($736,000 in 2015 versus $614,000 in 2014) and $68,000 in loan collection expenses  ($138,000 in 2015 versus $70,000 in 2014). Rent expense and depreciation costs increased $125,000 due to the branch relocations in 2014 and 2015 and the consolidation of non-retail personnel in the Bala Cynwyd Customer Center, each designed for improved marketability and future efficiency. The increase in occupancy and equipment expenses  was fully integrated into our budget.  The increase in loan collection expenses was related to the expenses associated with impaired loans.  Partially mitigating these increases was a decline of $190,000 in professional and legal fees ($380,000 in 2015 versus $570,000 in 2014), which was largely due to the resolution of problem assets, a $103,000 reduction in FDIC and state assessments due to the termination of an informal agreement with the FDIC in the first quarter of 2015 ($158,000 in 2015 versus $261,000 in 2014) and an $82,000 reduction in the provision for unfunded loan commitments.  During the third quarter of 2015, the unfunded loan commitments related to construction loans declined $5.5 million due to construction advances on those commitments.

Non-interest expense increased $749,000, or 4.8%, from $15.7 million for the first three quarters of 2014 to $16.5 million for the first three quarters of 2015. We recorded increases of $347,000 in occupancy and equipment ($2.2 million in 2015 versus $1.9 million in 2014), $320,000 in employee salaries and benefits ($7.8 million in 2015 versus $7.5 million in 2014), $277,000 in the provision for credit losses on off-balance sheet credit exposures ($282,000 in 2015 versus $5,000 in 2014), and $248,000 in OREO expenses and impairment ($1.1 million in 2015 versus $892,000 in 2014).  As stated previously, we relocated a few of our retail branches and consolidated non-retail personnel in the Bala Cynwyd Customer Center. As a result,  rent expense and depreciation costs increased $470,000, while expenses associated with utilities and maintenance declined $95,000. Additionally, in the first nine months of 2014, we benefited from approximately $66,000 in rent abatements. To attract and retain employees, we reinstated the 401(k) match program in the fourth quarter of 2014 and revised our employee incentive program.  Both increases in occupancy and equipment expenses and salaries and benefits were fully integrated into our strategic plan.  Unfunded loan commitments grew approximately $15.0 million to $64.0 million at September 30, 2015.  Partially mitigating these increases was a decline of $248,000 in professional and legal fees ($1.3 million in 2015 versus $1.6 million in 2014) and $237,000 in the FDIC and state assessments ($533,000 in 2015 versus $770,000 in 2014) for the reasons cited in the previous paragraph.

Income Tax Expense

Total income tax expense for the three and nine months ended September 30, 2015 and the comparable periods in 2014 was $0. Despite net income of $1.5 million and $4.6 million for the third quarter and the first nine months of 2015, the Company did not record a tax expense due to the utilization of net operating loss carryforwards from prior years.

As of September 30, 2015 and December 31, 2014 after weighing all available positive and negative evidence, management concluded there still exists uncertainty as to whether or not the deferred tax asset (“DTA”) would be fully realized.  We will continue to evaluate the evidence on a quarterly basis. For the first three quarters of 2015 and 2014, we had valuation allowances on DTAs which were a result of the net operating losses and the portion of the future tax benefit that more likely than not will not be utilized in the future. As of September 30, 2015 and December 31, 2014 the valuation allowance for the net DTA totaled $36.4 million and $39.1 million, respectively.

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

The Company’s effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the first nine months of both 2015 and 2014 was 0%. In general our effective tax rate is different from the federal statutory rate primarily due to the utilization of net operating loss carryforwards mentioned previously.

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

	Three months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$7,625	$173	$7,798
Interest expense	1,447	189	1,636
Net interest income (expense)	$6,178	$(16)	$6,162
(Credit) provision for loan and lease losses	(254)	38	(216)
Total non-interest income	538	162	700
Total non-interest expense	4,932	433	5,365
Income tax expense	—	—	—
Net income (loss)	$2,038	$(325)	$1,713
Noncontrolling interest	$179	$—	$179
Net income (loss) attributable to Royal Bancshares	$1,859	$(325)	$1,534

	Three months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$6,889	$302	$7,191
Interest expense	1,367	256	1,623
Net interest income	$5,522	$46	$5,568
(Credit) provision for loan and lease losses	(79)	28	(51)
Total non-interest income	987	217	1,204
Total non-interest expense	4,916	459	5,375
Income tax expense	—	—	—
Net income (loss)	$1,672	$(224)	$1,448
Noncontrolling interest	$69	$(44)	$25
Net income (loss) attributable to Royal Bancshares	$1,603	$(180)	$1,423

	Nine months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$21,642	$507	$22,149
Interest expense	4,169	629	4,798
Net interest income (expense)	$17,473	$(122)	$17,351
(Credit) provision for loan and lease losses	(1,451)	69	(1,382)
Total non-interest income	1,924	906	2,830
Total non-interest expense	14,880	1,597	16,477
Income tax expense	—	—	—
Net income (loss)	$5,968	$(882)	$5,086
Noncontrolling interest	$551	$(51)	$500
Net income (loss) attributable to Royal Bancshares	$5,417	$(831)	$4,586

	Nine months ended September 30, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$701,803	$21,666	$723,469
Total deposits	$515,786	$—	$515,786

Interest income	$20,549	$1,002	$21,551
Interest expense	4,030	840	4,870
Net interest income	$16,519	$162	$16,681
(Credit) provision for loan and lease losses	(911)	146	(765)
Total non-interest income	2,019	773	2,792
Total non-interest expense	14,221	1,507	15,728
Income tax expense	—	—	—
Net income (loss)	$5,228	$(718)	$4,510
Noncontrolling interest	$337	$(125)	$212
Net income (loss) attributable to Royal Bancshares	$4,891	$(593)	$4,298

Community Bank Segment

Royal Bank America

Royal Bank commenced operation as a Pennsylvania state-chartered bank in 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC to the highest amount permitted by law.  Royal Real Estate of Pennsylvania, Inc., RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC are wholly owned subsidiaries of Royal Bank.  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively.  CSC and Royal Bank’s wholly owned subsidiary Royal Tax Lien Services, LLC, were formed to purchase and service delinquent tax liens.

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

Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from two loan production offices and thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. In the past, Royal Bank had frequently conducted business with clients located outside of its service area. Royal Bank has loans in 17 states and Washington, DC via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 118 people on a full-time equivalent basis as of September 30, 2015.

Deposits: At September 30, 2015, total deposits of Royal Bank were distributed among demand deposits (16%), money market, savings and NOW accounts (47%) and time deposits (37%). At September 30, 2015, deposits of $564.8 million increased $26.6 million from $538.2 million at year end 2014. Included in Royal Bank’s deposits are approximately $11.0 million of intercompany deposits that are eliminated through consolidation.

Lending: At September 30, 2015, Royal Bank, including its subsidiaries, had a total net loan and lease portfolio of $461.4 million, representing 62% of total assets. The loan portfolio is categorized into commercial and industrial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax certificates, small business leases and consumer loans.  At September 30, 2015, net loans and leases increased $58.0 million, or 14.4%, from year end 2014 due to new loan originations, loan participation purchases, loan purchases, and a decline in the allowance for loan and lease losses, which were partially offset by pay downs, payoffs, charge-offs, and transfers to OREO.

Business results: Total assets of Royal Bank were $757.3 million at September 30, 2015 compared to $724.1 million at year end 2014.  Royal Bank recorded net income of $1.6 million and $4.6 million for the three and nine months ended September 30, 2015, respectively. Net income for the three and nine months ended September 30, 2014 was $1.3 million and $4.2 million, respectively. Royal Bank’s total interest income for the quarter and nine months ended September 30, 2015 was $7.8 million and $22.1 million, respectively, compared to $7.2 million and $21.5 million for the quarter and nine months ended September 30, 2014. The increase in interest income was primarily attributed to an increase in average interest-earning assets and a change in its composition. Quarter over quarter the average balance for investments declined $61.2 million while average loans outstanding, which typically earn a higher yield than investment securities, increased $73.2 million. Interest expense was $1.6 million and $4.8 million for the three and nine months ended September 30, 2015, respectively, compared to $1.6 million and $4.9 million for the three and nine months ended September 30,  2014, respectively.

The $283,000 improvement in net income quarter versus quarter was mainly attributable to increases of $599,000 and  $165,000 in net interest income and the credit to allowance for loan and lease losses, respectively. Partially offsetting these items was a $232,000 increase in OREO expenses and impairment, an anticipated increase of $118,000 in occupancy and equipment costs, a $107,000 decline in gains on the sale  of premises and equipment, and an $80,000 decline in gains on the sale of loans and leases.  The $372,000 improvement in net income year over year was mainly attributable to increases of $677,000,  $617,000, $399,000 and $136,000 in net interest income, the credit to allowance for loan and lease losses, net gains on the sale of investments, and net gains on the sale of OREO, respectively. Partially offsetting these items were anticipated increases of $355,000 and $320,000 in occupancy and equipment costs and employee salaries and benefits, respectively.  Additionally, we saw increases of  $277,000 and $248,000 in the provision for unfunded loan commitments due to loan growth and OREO expenses and impairment and a $223,000 reduction in gains on the sale of loans and leases. The above amounts reflect the consolidated totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three and nine months ended September 30, 2015, RID reported net income of $160,000 and $691,000 respectively, compared to net income of $362,000 and $718,000 for the three and nine months ended September 30, 2014. The quarter versus quarter decrease was primarily related to a 219,000 decrease in gains on the sale of investment securities.  The year over year decrease was attributed to a $76,000 decline in gains on the sale of investment securities, which was partially offset by $49,000 reduction in non-interest expense mostly associated with private equity funds.  At September 30, 2015 total assets of RID were $31.2 million, of which $10.5 million was held both in cash and cash equivalents and in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At September 30, 2015 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At September 30, 2015, Royal Preferred LLC had total assets of $22.0 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2015 were 2.49%.

Under the MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in the first, second, and third quarters of 2015.

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

Business results: At September 30, 2015, total assets of Royal Leasing were $63.5 million, and includes $63.4 million in net leases.  Total assets were $51.8 million at December 31, 2014.  For the quarter ended September 30, 2015, Royal Leasing had net income prior to partner distributions of $725,000, an increase of $354,000 from $371,000 for the third quarter of 2014. Contributing to the favorable increase in net income was an increase in net interest income of $170,000 ($847,000 in 2015 versus $677,000 in 2014), an increase of $38,000 in commissions on brokered leases ($125,000 in 2015 versus $87,000 in 2014) and a $135,000 reduction in non-interest expenses.  The increase in net interest income was related to the $13.4 million increase in average leases quarter over quarter. For the nine months ended September 30, 2015, Royal Leasing had net income prior to partner distributions of $2.2 million, which grew $942,000 from  $1.3 million for the comparable period in 2014. Impacting the improvement in net income was an increase in net interest income of $402,000 ($2.4 million in 2015 versus $2.0 million in 2014) due to an $11.3 million increase in average leases and a $340,000 decline in the provision for lease losses ($453,000 for 2015 versus $793,000 for 2014) due to a decline in the historical loss rate of the lease portfolio.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2015, the amount due Royal Bank from RBA Leasing was $57.3 million.

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

Business results: At September 30, 2015 and December 31, 2014, total assets of RIA were $6.0 million and $5.9 million, respectively.  For the quarter and nine months ended September 30, 2015, RIA had net income of $5,000 and $115,000, respectively.  The net income for 2015 was predominantly related to gains on the sale of investment securities of $116,000.  For the three and nine months ended September 30, 2014, RIA recorded a  net loss of $6,000 and  $9,000, respectively.  There were no gains on the sale of investment securities realized in 2014.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At September 30, 2015, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded net losses of $2,000 and $256,000 for the three and nine months ended September 30, 2015 compared to $219,000 and $625,000 for the comparable periods, respectively, in 2014. CSC had net interest expense of $61,000 and $230,000 for the quarter and nine months ended September 30, 2015 compared to $59,000 and $219,000 for the comparable periods in 2014,  respectively.  The $217,000 quarter over quarter improvement in net loss was primarily related to a $154,000 reduction in OREO expenses and impairment and a $73,000 decrease in professional and legal expenses.  CSC recovered $125,000 in OREO expenses from a legal settlement related to an OREO property that was transferred back to tax certificates. The $369,000 year over year improvement in net loss was associated with a $153,000 reduction in OREO expenses and impairment, an increase of $102,000 in net gains on the sales of OREO, a $89,000 decline in the provision for lien losses, and a $41,000 decrease in professional and legal expenses.  At September 30, 2015, total assets of CSC were $4.6 million, of which $1.5 million was held in tax liens and $3.1 million was in OREO, while at December 31, 2014 total assets were $4.9 million, of which $567,000 was held in tax liens and $4.2 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At September 30, 2015, the amount due Royal Bank from CSC was $5.4 million.

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

Business results:  RTL recorded net losses of $323,000 and $626,000 for the three and nine months ended September 30, 2015, respectively, compared to $5,000 and $92,000 for the comparable periods, respectively, in 2014. RTL had net interest income of $46,000 and $108,000 for the quarter and nine months ended September 30, 2015 compared to net interest income of  $105,000 and $381,000 for the same periods in 2014.  The net interest income reductions are related to the decline in average lien balances. The $318,000 quarter over quarter increase in net loss was primarily related to a $229,000 increase in OREO expenses and impairments and an $82,000 decrease in net gains on the sales of OREO. The

$534,000 year over year increase in net loss was primarily related to a $571,000 increase in on OREO expenses and impairment, which was partially mitigated by a $79,000 increase in the rental income from OREO.  At September 30, 2015, total assets of RTL were $11.4 million, of which $3.8 million was held in tax liens and $5.3 million was held in OREO as compared to total assets at December 31, 2014 of $15.2 million, of which $6.6 million was held in tax liens and $5.2 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At September 30, 2015, the amount due Royal Bank from RTL was $5.5 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at September 30, 2015 were $761.9 million, an increase of $29.3 million, or 4.0%, from December 31, 2014.  This growth was mainly attributed to a $56.1 million increase in loans and leases that was partially offset by reductions of $19.8 million and $6.6 million in investment securities and cash and due from banks, respectively.  Cash flows from investment securities sales and payments were reinvested in loans and leases and also utilized to buy additional government issued or sponsored mortgage-backed securities or CMOs.

Cash and Cash Equivalents

Total cash and cash equivalents of $24.2 million at September 30, 2015 declined $6.6 million from  $30.8 million at December 31, 2014 due to new loan originations. It is anticipated that a portion of the cash will continue to be utilized to fund new loan originations.

Investment Securities

AFS investment securities of $230.6 million at September 30, 2015, dropped  $19.8 million, or 8.0%, from the level at December 31, 2014.  The decline was primarily due to the sales of investment securities to fund loan growth and to pay a matured $10.0 million FHLB borrowing.  FHLB stock was $2.5 million at September 30, 2015 compared to $2.6 million December 31, 2014.

The net unrealized gain in the AFS investment portfolio increased $1.3 million from  $2.3 million at December 31, 2014 to $3.6 million at September 30, 2015.  The improvement in the net unrealized gain was directly related to a $1.4 million increase in the net unrealized gain on U.S. Agency CMOs. Additionally in 2015,  we were able to sell some bonds with either lower yields or extension risk, which also contributed to the improvement in the net unrealized gain. We also sold the majority of our corporate bonds to further reduce any credit risk within the portfolio. We realized net gains of $652,000 upon the sale of these investment securities. There was no OTTI impairment for any of the investment securities during the first three quarters of 2015 or 2014.

The carrying value and fair value of investment securities available-for-sale (“AFS”) at September 30, 2015 and December 31, 2014 are as follows:

As of September 30, 2015		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,126	$20	$(239)	$25,907
Mortgage-backed securities-residential	14,184	249	(15)	14,418
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,111	3,122	(488)	172,745
Non-agency	2,910	25	(8)	2,927
Corporate bonds	1,500	20	—	1,520
Municipal bonds	9,926	165	(19)	10,072
Other securities	2,198	823	(24)	2,997
Common stocks	26	—	—	26
Total available for sale	$226,981	$4,424	$(793)	$230,612

As of December 31, 2014		Included in OCI*
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

* Other Comprehensive Income

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

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We also have participated with other financial institutions in selected construction and land development loans outside these geographic areas. We have a concentration of credit risk in commercial real estate and construction and land development loans at September 30, 2015.

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

Total loans and leases held for investment of $471.2 million increased $56.1 million from the level at December 31, 2014.  The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2015	2014
Commercial real estate	$210,883	$175,038
Construction and land development	38,864	45,662
Commercial and industrial	82,414	76,489
Multi-family	15,222	13,823
Residential real estate	54,025	42,992
Leases	61,954	51,583
Tax certificates	5,294	7,191
Consumer	2,560	2,354
Total loans, net of unearned income	$471,216	$415,132

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

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of September 30, 2015		As of December 31, 2014
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$1,051	$—	$3,684	$200
Construction and land development	290	145	636	—
Commercial and industrial	897	—	2,517	301
Residential real estate	918	28	959	28
Leases	736	131	317	80
Tax certificates	1,206	18	1,700	432
Total non-accrual loans	$5,098	$322	$9,813	$1,041

Non-accrual loan activity for the first three quarters of 2015 is set forth below:

	For the nine months ended September 30, 2015
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Commercial real estate	$3,684	$403	$(1,388)	$(231)	$(1,417)	$1,051
Construction and land development	636	—	(12)	(119)	(215)	290
Commercial and industrial	2,517	620	(1,699)	(541)	—	897
Residential real estate	959	54	(55)	—	(40)	918
Leases	317	764	(30)	(315)	—	736
Tax certificates	1,700	2,615	(380)	(433)	(2,296)	1,206
Total non-accrual loans	$9,813	$4,456	$(3,564)	$(1,639)	$(3,968)	$5,098

Total non-accrual loans at September 30, 2015 were $5.1 million compared to  $9.8 million at December 31, 2014.  The decline of $4.7 million was the result of $4.0 million in transfers to OREO, a $3.6 million reduction in existing non-accrual loan balances through payments and payoffs, and $1.6 million in charge-offs mostly related to specific reserves,  which were partially offset by additions to non-accrual loans of $4.5 million. During the first three quarters of 2015,  the majority of the additions to non-accrual were in the tax certificate portfolio, which included $2.6 million in new non-accrual tax liens.  The tax certificate portfolio accounted for approximately 58% of the transfers to OREO.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include troubled debt restructurings (“TDRs”). We do not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income.  If interest had accrued on non-accrual loans, such income would have been approximately $142,000 and $539,000 for the three months and nine months ended September 30, 2015, respectively, and $290,000 and $830,000 for the three and nine months ended September 30, 2014, respectively. At September 30, 2015,  we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	September 30,	December 31,
(In thousands)	2015	2014
Impaired loans with a valuation allowance	$2,049	$3,274
Impaired loans without a valuation allowance	8,069	12,804
Total impaired loans and leases	$10,118	$16,078
Valuation allowance related to impaired loans	$322	$1,041

	For the nine months ended
	September 30,
(In thousands)	2015	2014
Average investment in impaired loans and leases	$13,077	$17,412
Interest income recognized on impaired loans and leases	$471	$292
Interest income recognized on a cash basis on impaired loans and leases	$232	$292

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At September 30, 2015,  we had nine TDRs, with a total carrying value of $5.7 million. At December 31, 2014, we had 12 TDRs with a total carrying value of $8.8 million.  The reduction in TDRs was partially related to the payoffs of two TDRs which had a carrying value of $1.5 million at December 31, 2014.  Additionally during the third quarter of 2015, one non-accrual TDR for $215,000 was transferred to OREO after recording a $39,000 charge-off.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of September 30, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,818	$—	$2,818
Construction and land development	1	—	95	95
Commercial and industrial	4	2,722	—	2,722
Residential real estate	1	—	290	290
Total	9	$5,540	$385	$5,925

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

The amount of the allowance is reviewed and approved by the CFO, CLO, CCO and Chief Risk Officer (“CRO”) on at least a quarterly basis. Management believes that the allowance at September 30, 2015 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Balance at period beginning	$10,036	$11,569	$11,708	$13,671
Charge-offs
Commercial real estate	—	—	(231)	(349)
Construction and land development	(39)	—	(119)	—
Commercial and industrial	—	—	(541)	(452)
Residential real estate	—	—	—	—
Leases	(138)	(206)	(315)	(568)
Tax certificates	—	(65)	(433)	(330)
Total charge-offs	(177)	(271)	(1,639)	(1,699)
Recoveries
Commercial real estate	—	—	351	—
Construction and land development	150	205	402	205
Commercial and industrial	4	12	278	23
Residential real estate	5	5	16	11
Leases	4	13	20	35
Tax certificates	—	—	52	1
Total recoveries	163	235	1,119	275
Net charge offs	(14)	(36)	(520)	(1,424)
Credit for loan and lease losses	(216)	(51)	(1,382)	(765)
Balance at period end	$9,806	$11,482	$9,806	$11,482

An analysis of the allowance by loan type is set forth below:

	At September 30, 2015		At December 31, 2014
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$3,864	44.8%	$4,452	42.2%
Construction and land development	1,602	8.3%	2,292	11.0%
Commercial and industrial	1,408	17.5%	1,780	18.4%
Multi-family	187	3.2%	285	3.3%
Residential real estate	656	11.5%	616	10.4%
Leases	1,587	13.1%	1,429	12.4%
Tax certificates	355	1.1%	667	1.7%
Consumer	29	0.5%	38	0.6%
Unallocated	118	—%	149	—%
Total allowance	$9,806	100.00%	$11,708	100.0%

The allowance decreased $1.9 million from $11.7 million at December 31, 2014 to $9.8 million at September 30, 2015. The decline in the allowance was directly related to a $1.4 million credit to the provision and $520,000 in net charge-offs, mostly related to specific reserves.  The credit to the provision was positively impacted by a decline in the historical loss rates and the decline in impaired loans during the nine months ended September 30, 2015.  The allowance was 2.08% of total loans and leases at September 30, 2015 compared to 2.82% at December 31, 2014.

Other Real Estate Owned

OREO decreased $935,000 from $9.8 million at December 31, 2014 to $8.8 million at September 30, 2015.  OREO is comprised of five real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 70 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2014 to September 30, 2015.

	For the nine months ended September 30, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,569)	(2,867)	(4,436)
Net gains on sales	61	708	769
Transfers in	1,672	2,296	3,968
Cash additions	—	418	418
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(534)	(659)
Ending balance	$388	$8,456	$8,844

At September 30, 2015, OREO was comprised of $319,000 in land, $8.4 million in tax liens, and $69,000 in residential real estate related to a condominium construction project in Minneapolis, Minnesota in which the Company is a participant and a single family home.  During the first three quarters of 2015,  we sold nine condominiums related to the construction project. We received our pro rata share of net proceeds in the amount of $145,000 and recorded net gains of $54,000. During the second quarter of 2015, we transferred and sold a commercial real property valued at $1.4 million and recorded a gain of $7,000.  Also during the second quarter we foreclosed on and transferred to OREO a single family home with a value of $39,000.  During the third quarter of 2015, we foreclosed on a land parcel in New Jersey and transferred the carrying value of $215,000 from loans to OREO.  Additionally, during the third quarter we reached agreements to sell two land parcels which are expected to settle during the fourth quarter. As a result of these agreements we recorded a total of $125,000 in additional impairment.

During the first nine months of 2015,  we transferred tax liens of $2.3 million to OREO which represented 27 properties and added $418,000 in lien redemptions on existing properties.  During the same period we sold 33 tax lien properties, received proceeds of $2.9 million, and recorded net gains of $708,000 as a result of these sales. Additionally, we recorded impairment charges of $534,000 during the first nine months of 2015 related to the tax lien properties. During the third quarter of 2015, we reached an agreement with a tax payer, which was settled through a bankruptcy court.  Under the agreement the tax payer is required to pay us monthly interest payments and annual principal reduction payments for the next three years. In exchange we transferred title to the property back to the tax payer while maintaining a lien on the property. After receiving a principal reduction payment of $250,000, we transferred the remaining balance of $995,000 to tax liens.  No gain or loss was recorded on this transaction.  At December 31, 2014, OREO assets acquired through the tax lien portfolio were $9.4 million and were comprised of 79 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At September 30,	At December 31,
(Amounts in thousands)	2015	2014
Non-accrual loans	$3,892	$8,113
Non-accrual tax certificates	1,206	1,700
Total non-accrual loans (1)	5,098	9,813
Other real estate owned-loans	388	349
Other real estate owned-tax certificates	8,456	9,430
Total other real estate owned	8,844	9,779
Total nonperforming assets	$13,942	$19,592

Nonperforming assets to total assets	1.83%	2.67%
Total non-accrual loans to total loans	1.08%	2.36%
ALLL to total non-accrual loans	192.35%	119.31%
ALLL to total loans	2.08%	2.82%
(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, was $553.8 million at September 30, 2015 and increased $23.3 million, or 4.4%, from $530.4 million at December 31, 2014.  The increase in deposits reflects a focused change in the composition of deposits.  Demand deposits and savings accounts increased $3.3 million and $19.7 million, respectively.  Certificates of deposit, NOWs and money market accounts declined $14.7 million, $8.4 million and $1.6 million, respectively. The increase in deposits reflects the initial results of our newly implemented public funds strategy and is serving as a cost effective component of our deposit plan.  Additionally, in the third quarter of 2015, we entered into a $25.0 million brokered checking deposit arrangement with a regional financial institution.

The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2015	2014
Noninterest-bearing checking	$76,949	$73,665
NOW	38,146	46,515
Interest-bearing brokered deposits	25,000	—
Money Market	164,583	166,224
Savings	38,441	18,721
Time deposits (over $100)	85,884	87,209
Time deposits (under $100)	124,761	138,091
Total deposits	$553,764	$530,425

Borrowings

Total borrowings, which include trust preferred securities, amounted to $116.9 million at September 30, 2015 compared to $118.2 million at December 31, 2014. The $1.3 million decline is attributable to the redemption of a matured $10.0 million FHLB advance and payments made on an amortizing loan with another financial institution and was mostly offset with a short-term borrowing of $9.0 million.

Shareholders’ Equity

Shareholders’ equity attributable to the Company increased $5.1 million, or 8.1%, from $62.2 million at December 31, 2014 to $67.3 million at September 30, 2015. The increase was related to net income of $4.6 million for the first three quarters of 2015 and a reduction in other comprehensive loss of $372,000.  The improvement in other comprehensive loss was mostly related to an increase in the valuation of the investment portfolio which was partially offset by a decline in the value of our interest rate swap.

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

At September 30, 2015 and December 31, 2014, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2015 and the previous 20 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2015	$84,720	15.99%	$42,386	8.00%	$52,983	10.00%
At December 31, 2014	$78,582	15.89%	$39,573	8.00%	$49,466	10.00%
Tier 1 capital (to risk-weighted assets)
At September 30, 2015	$78,058	14.73%	$31,790	6.00%	$42,386	8.00%
At December 31, 2014	$72,330	14.62%	$19,787	4.00%	$29,680	6.00%
Tier 1 capital (to average assets, leverage)
At September 30, 2015	$78,058	10.65%	$29,307	4.00%	$36,634	5.00%
At December 31, 2014	$72,330	10.12%	$28,585	4.00%	$35,731	5.00%
Common equity Tier 1 (to risk-weighted assets)
At September 30, 2015	$58,622	11.06%	$23,842	4.50%	$34,439	6.50%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the nine months ended	For the year ended
(In thousands)	September 30, 2015	December 31, 2014
RAP net income	$2,403	$1,924
Tax lien adjustment, net of noncontrolling interest	2,208	3,170
U.S. GAAP net income	$4,611	$5,094

	At September 30, 2015		At December 31, 2014
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.99%	16.35%	15.89%	16.44%
Tier 1 capital (to risk-weighted assets)	14.73%	15.09%	14.62%	15.17%
Tier 1 capital (to average assets, leverage)	10.65%	10.93%	10.12%	10.52%
Common equity Tier 1 (to risk-weighted assets)	11.06%	11.02%	NA	NA

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2015	$101,091	18.96%	$42,643	8.00%	$53,304	10.00%
At December 31, 2014	$95,944	19.20%	$39,986	8.00%	$49,983	10.00%
Tier 1 capital (to risk-weighted assets)
At September 30, 2015	$92,664	17.38%	$31,982	6.00%	$31,982	6.00%
At December 31, 2014	$86,329	17.27%	$19,993	4.00%	$29,990	6.00%
Tier 1 capital (to average assets, leverage)
At September 30, 2015	$92,664	12.52%	$29,609	4.00%	N/A	N/A
At December 31, 2014	$86,329	11.88%	$29,056	4.00%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At September 30, 2015	$50,057	9.39%	$23,987	4.50%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the nine months ended	For the year ended
(In thousands)	September 30, 2015	December 31, 2014
U.S. GAAP net income	$4,586	$5,110
Tax lien adjustment, net of noncontrolling interest	(2,208)	(3,170)
RAP net income	$2,378	$1,940

	At September 30, 2015		At December 31, 2014
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	18.96%	18.62%	19.20%	18.67%
Tier 1 capital (to risk-weighted assets)	17.38%	16.90%	17.27%	16.74%
Tier 1 capital (to average assets, leverage)	12.52%	12.16%	11.88%	11.49%
Common equity Tier 1 (to risk-weighted assets)	9.39%	9.43%	NA	NA

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At September 30, 2015,  our liquidity ratios were more than five times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the Series A Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. As of September 30, 2015 the Series A Preferred stock outstanding. The dividend in arrears, which includes additional dividends on arrearages, was approximately $8.3 million and has not been recognized in the consolidated financial statements.

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of September 30, 2015, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At September 30, 2015,  we were in an asset sensitive position of $1.1 million, which indicates that within one year the re-pricing of assets is sooner than the re-pricing of liabilities.  Additionally, the Company has exposure to rising rates as $162.9 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$9.5	$—	$—	$—	$14.7	$24.2
Investment securities AFS	22.3	34.4	118.7	51.5	3.7	230.6
Loans: (2)
Fixed rate	18.5	47.9	184.8	111.4	(9.8)	352.8
Variable rate	105.7	—	2.9	—	—	108.6
Total loans	124.2	47.9	187.7	111.4	(9.8)	461.4
Other assets (3)	—	20.3	—	—	25.4	45.7
Total Assets	$156.0	$102.6	$306.4	$162.9	$34.0	$761.9
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$76.9	$76.9
Interest bearing deposits	29.1	87.4	149.7	—	—	266.2
Certificate of deposits	30.8	73.4	96.6	9.9	—	210.7
Total deposits	59.9	160.8	246.3	9.9	76.9	553.8
Borrowings	36.9	—	80.0	—	—	116.9
Other liabilities	—	—	—	—	23.5	23.5
Capital	—	—	—	—	67.7	67.7
Total liabilities & capital	$96.8	$160.8	$326.3	$9.9	$168.1	$761.9
Net interest rate GAP	$59.2	$(58.2)	$(19.9)	$153.0	$(134.1)
Cumulative interest rate GAP	$59.2	$1.0	$(18.9)	$134.1
GAP to total assets	8%	(8)%
GAP to total equity	87%	(86)%
Cumulative GAP to total assets	8%	0%
Cumulative GAP to total equity	87%	1%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At September 30, 2015, floating rate loans with floors and without floors were $85.3 million and $23.3 million, respectively.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, that the Company’s disclosure controls and procedures were effective at September 30, 2015.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2015.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 12, 2015.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2015.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 12, 2015.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: November  12, 2015

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer