Form 10-K
period 2015-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2016-03-17
CIK 922487

 +

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:          December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:           to

Commission file number:  0-26366

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Exact name of the registrant as specified in its charter)

PENNSYLVANIA	23-2812193
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

One Bala Plaza, Suite 522, 231 St. Asaph’s Road, Bala Cynwyd, PA 19004

(Address of principal Executive Offices)

Registrant’s telephone number, including area code: (610)  668-4700

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class
The NASDAQ Stock Market, LLC	Class A Common Stock ($2.00 par value)

Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class
None	Class B Common Stock ($0.10 par value)

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

Large accelerated filer ___     Accelerated filer ___    Non-accelerated filer ____     Small reporting company __X__

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [  ]   No [ X ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $37,721,414 based on the June 30, 2015 closing price of the Registrant’s Common Stock of $2.00 per share.

As of February 29, 2016, the Registrant had 27,845,685 and 1,928,289 shares outstanding of Class A and Class B common stock, respectively.

Documents Incorporated by Reference:

Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on April 26, 2016—Part III.

FORWARD LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”, “We”, or “Our”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates”, “could”, “may”, “plan”, or similar expressions, we are making forward-looking statements.

In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of our business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

All forward-looking statements contained in this report are based on information available as of the date of this report.  These statements speak only as of the date of this report, even if subsequently made available by us on our website, or otherwise.  We expressly disclaim any obligation to update any forward-looking statement to reflect future statements to reflect future events or developments.

PART I

ITEM 1.  BUSINESS

Royal Bancshares of Pennsylvania, Inc.

Royal Bancshares of Pennsylvania, Inc. (the “Company”, “We”, or “Our”), is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “BHCA”). We are supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  Our legal headquarters are located at One Bala Plaza, Suite 522, 231 St. Asaph’s Road, Bala Cynwyd, Pennsylvania, 19004.

The principal activities of the Company are supervising Royal Bank America (“Royal Bank”) which engages in general banking business principally in Montgomery, Delaware, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania, central and southern New Jersey, and Delaware.  Royal Bank is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the Pennsylvania Department of Banking and Securities (the “Department”).  We also have a wholly-owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

At December 31, 2015,  we had consolidated total assets of approximately $788.3 million, total deposits of approximately $577.9 million and shareholders’ equity of approximately $71.9 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).  We have two reportable operating segments, “Community Banking” and “Tax Liens”.

Regulatory Actions

Federal Reserve Memorandum of Understanding (“MOU”)

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  Effective July 17, 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, an MOU, with the Federal Reserve Bank.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on our common stock, making interest payments related to our outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.

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

Royal Bank derives its income principally from interest charged on loans and leases, interest earned on investment securities, and fees received in connection with the origination of loans and other services.  Royal Bank’s principal expenses are interest expense on deposits and borrowings and operating expenses.  Operating revenues, deposit growth, investment principal amortization payments, maturities and sales, loan and other real estate owned (“OREO”) sales and the repayment of outstanding loans provide the majority of funds for activities.

Royal Bank conducts business operations as a commercial bank offering traditional consumer and business deposit products and services (excluding trust) and commercial and consumer loans, including home equity and small business loans.  Fee income services such as a suite of cash management products, remote deposit capture, mobile deposits, and payroll and merchant services have been greatly improved or expanded.  Services may be added or deleted from time to time.  Royal Bank’s business and services are not subject to significant seasonal fluctuations.

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern  New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey.  Royal Bank also leases a loan production office in Princeton, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in 16 states and Washington, D.C. via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, such companies may provide a broader range of products and services with which Royal Bank must compete.  Management believes this statute further narrowed the differences and intensified competition among commercial banks, investment banks, insurance firms and other financial services companies.  We have not elected financial holding company status.

Employees:  Royal Bank employed approximately 119 persons on a full-time equivalent basis as of December 31, 2015.

Deposits: At December 31, 2015, total deposits of Royal Bank were distributed among demand deposits (16%), money market deposit, savings and NOW accounts (49%) and time deposits (35%).  At year-end 2015, deposits increased $50.7 million to $588.9 million, from year-end 2014, or 9.4%, and reflected a change in the composition. Savings accounts grew $35.1 million, or 188% from December 31, 2014.  Additionally, NOW and money market accounts and demand deposits increased $20.1 million and $13.1 million, respectively.  In the third quarter of 2015, we entered into a $25.0 million brokered checking deposit arrangement with a regional financial institution. Time deposits decreased $17.6 million primarily due to the intentional run-off of maturing CDs. Included in Royal Bank’s deposits are approximately $11.0 million of intercompany deposits that are eliminated through consolidation.

Lending:  At December 31, 2015, Royal Bank had a total net loan portfolio of $489.4 million, representing 62.4% of total assets.  The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax lien certificates, small business leases and installment loans.  At year-end 2015, net loans grew $86.0 million from year end 2014.

Non-Bank Subsidiaries

On June 30, 1995, we established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly-owned subsidiary. RID’s legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19899.  RID buys, holds and sells investment securities. At December 31, 2015, total assets of RID were $26.2 million, of which $3.7 million was held in cash and cash equivalents and $1.8 million was held in investment securities.  RID had net interest income of $666 thousand and $664 thousand for 2015 and 2014, respectively.  Non-interest income for 2015 and 2014 was $316 thousand and $296 thousand, respectively, and was comprised of net gains on sale of investment securities.  RID recorded net income of $781 thousand for 2015 compared to $901 thousand for 2014.  Royal Bank has previously extended loans to RID, secured by securities, as per the provisions of Regulation W.  At December 31, 2015, no loans were outstanding.  The amounts above include the activity related to RID’s wholly-owned subsidiary Royal Preferred LLC.

The Company, through its wholly-owned subsidiary Royal Bank, has an 80% ownership interest in CSC.  CSC acquired, through auction, delinquent property tax certificates in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by state law.  Royal Bank and a majority of  other CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.  CSC’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. At December 31, 2015 and 2014, total assets of CSC were $4.7 million and $4.9 million, respectively. Included in total assets was OREO of $3.2 million and $4.3 million at December 31, 2015 and 2014, respectively. For 2015, CSC recorded net interest expense of $297 thousand compared to $293 thousand for 2014 due to the continued liquidation of CSC’s tax lien certificate portfolio.  The 2015 credit for lien losses was $2 thousand compared to a  provision for lien losses of $87 thousand for 2014.  For 2015 and 2014, non-interest income was $163 thousand and $88 thousand, respectively.  Non-interest income is mostly comprised of gains on sales of OREO and rental income.  Non-interest expense was $226 thousand and $539 thousand for 2015 and 2014, respectively.  CSC recorded a net loss of $357 thousand in 2015 compared to $831 thousand in 2014.

On June 23, 2003, the Company, through its wholly-owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly-owned subsidiary.  RIA’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation.  At December 31, 2015 and 2014, total assets of RIA were $6.1 million and $5.9 million, which included $5.8 million and $5.6 million in cash, respectively.  For 2015, RIA recorded net income of $170 thousand compared to a net loss of $45 thousand for 2014.  The 2015 net income was directly impacted by $182 thousand in gains on the sale of investment securities.

On October 27, 2004, we formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of trust preferred securities.

On July 25, 2005, the Company, through its wholly-owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Royal Leasing’s legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania 19422.  Royal Leasing was formed to originate small business financing leases.  Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will hold in its portfolio individual leases in amounts of up to $250 thousand. Leases originated in amounts in excess of that are sold to other leasing companies.  At December 31, 2015 and 2014, total assets of Royal Leasing were $65.1 million and $51.8 million, respectively.  For 2015 and 2014, Royal Leasing had net interest income of $3.2 million and $2.7 million, respectively.  For 2015, the provision for lease losses was $906 thousand compared to $956 thousand for 2014.  Total net leases were $65.0 million at December 31, 2015 compared to $51.7 million at December 31, 2014.  Non-interest income for 2015 was $473 thousand compared to $454 thousand for 2014.  Non-interest expense was $1.2 million and $803 thousand for 2015 and 2014, respectively.  The increase in non-interest expense was due to an increase in management distributions.  Royal Leasing recorded net income, prior to management distribution fees, of $2.6 million for the year ended December 31, 2015 compared to a $2.0 million for the year ended December 31, 2014.

On November 17, 2006, the Company, through its wholly-owned subsidiary Royal Bank, formed RTL to purchase and service delinquent tax certificates.  RTL typically acquired delinquent property tax certificates through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by state law. RTL ceased acquiring tax certificates at public auctions in 2010.  RTL’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  At December 31, 2015, total assets of RTL, of which the majority was held in tax certificates and OREO, were $9.4 million compared to $15.2 million at December 31, 2014.  Tax certificates declined $3.3 million from $6.6 million at December 31, 2014 to $3.3 million at December 31, 2015.  OREO was $4.0 million at December 31, 2015 compared to $5.2 million at December 31, 2014.  For 2015, RTL had net interest income of $116 thousand compared to $510 thousand for 2014 due to the reduction in average tax certificates outstanding over the past year.  Provision for lien losses was $100 thousand compared to $374 thousand for 2015 and 2014, respectively.  Non-interest income, which was mostly comprised of net gains on the sale of OREO, was $967 thousand for 2015 compared to $807 thousand for 2014. Non-interest expense was $1.9 million and $1.5 million for 2015 and 2014, respectively.  The $500 thousand increase in non-interest expense was mostly related to OREO related expenses.  RTL recorded a net loss of $885 thousand for 2015 compared to $596 thousand for 2014.

On June 16, 2006, the Company, through its wholly-owned subsidiary RID, established Royal Preferred LLC as a wholly-owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. At December 31, 2015 and 2014, Royal Preferred LLC had total assets of approximately $21.2 million and $24.7 million, respectively.

Website Access to Company Reports

We post publicly available reports required to be filed with the SEC on our website, www.royalbankamerica.com, as soon as reasonably practicable after filing such reports with the SEC.  The required reports are available free of charge through our website.  Information available on our website is not part of or incorporated by reference into this Report or any other report filed by us with the SEC.

Products and Services with Reputation Risk

We offer a diverse range of financial and banking products and services.  In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by us or any of our subsidiaries, whether legally justified or not, the resulting negative publicity with respect to any such product or service could have an adverse impact on our reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have an unfavorable impact on our reputation.

Future Acquisitions

Our acquisition strategy consists of identifying financial institutions and other financial companies with business philosophies that are similar to our business philosophies, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost.  In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities.  We currently have no formal commitments with respect to future acquisitions.

Concentrations, Seasonality

We do not have any portion of our business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business.  No substantial portion of loans or investments is concentrated within a single industry or group of related industries, but a significant majority of loans are secured by real estate.  The business of the Company and its subsidiaries is not seasonal in nature.

Environmental Compliance

The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on their capital expenditures, earnings or competitive position in 2015, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2016.

Supervision and Regulation

Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.  The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulation on us and our subsidiaries.  To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves.  Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies.  We cannot determine the likelihood or timing of any such proposals or legislations or the impact they may have on us and our subsidiaries.  A change in law, regulations or regulatory policy may have a material effect on our business.

Holding Company

We are subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and of state securities commissions for matters relating to the offering and sale of our securities.  Accordingly, if we wish to issue additional shares of our Common Stock, in order, for example, to raise capital or to grant stock options, we will have to comply with the registration requirements of the Securities Act of 1933 as amended, or find an applicable exemption from registration.

We are subject to the provisions of the BHCA and to supervision, regulation and examination by the Federal Reserve Board.  The BHCA requires us to secure the prior approval of the Federal Reserve Board before we own or control, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank.  A bank holding company also is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any such company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

As a bank holding company, we are required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries.  Further, under the BHCA and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services.  The so called “anti-tying” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or services from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of the holding company’s subsidiaries, on investments in the stock or other securities of the bank holding company and on taking stock or securities of the bank holding company as collateral for loans to any borrower.

Under the Pennsylvania Banking Code of 1965, as amended, the (“Code”), we are permitted to control an unlimited number of banks.  However, we would be required under the BHCA to obtain the prior approval of the Federal Reserve Board before we could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than Royal Bank, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank.  A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States may control one or more banks, bank and trust companies, national banks, interstate banks and, with the prior written approval of the Department, may acquire control of a bank and trust company or a national bank located in Pennsylvania.  A Pennsylvania-chartered institution may maintain a bank, branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Department.

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

Under the Bank Secrecy Act (“BSA”), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10 thousand or multiple transactions in any one day of which the banks are aware that exceed $10 thousand in the aggregate.  Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

Capital Requirements and Basel III:  In order to minimize losses to the deposit insurance funds, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), established a format to monitor FDIC-insured institutions and to enable “prompt corrective action” by the appropriate federal supervisory agency if an institution begins to experience any difficulty. FDICIA established five capital categories for insured depository institutions under the prompt corrective action regulations.  The Basel III final rules (discussed below) revised certain of the capital thresholds for the different prompt corrective action categories, effective January 1, 2015.  As revised, the five categories are as follow:

•

Well capitalized—equals or exceeds a 10%  total risk-based capital ratio, 8% tier 1 risk-based capital ratio, 5% leverage ratio, and 6.5% common equity tier 1 capital, and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized—equals or exceeds an 8 % total risk-based capital ratio, 6% tier 1 risk-based capital ratio, 4% leverage ratio, and 4.5% common equity tier 1 capital;
•	Undercapitalized—total risk-based capital ratio of less than 8%, tier 1 risk-based ratio of less than 6%, a leverage ratio of less than 4%, or common equity tier 1 capital of less than 4.5%;
•

Significantly undercapitalized—total risk-based capital ratio of less than 6%, a tier 1 risk-based capital ratio of less than 4%, a leverage ratio of less than 3%, or common equity tier 1 capital of less than 3%; and

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

•	permanently raise the current standard maximum deposit insurance amount to $250 thousand;
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

Additionally the Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and investing in covered funds. This statutory provision, commonly known as the “Volcker Rule,” defines covered funds as hedge funds or private equity funds.  While the Federal Reserve Board issued the final rule on December 10, 2013, community banks had until July 21, 2015 to conform their activities and policies to the final rule. If a community bank were to retain an ownership interest in a covered fund that it organized and offered, the final rule places a number of limitations on those ownership interests. In particular, the community bank (including all its affiliates) must limit its total interest in each covered fund to no more than 3% of the ownership interests issued by the covered fund, and to no more than 3% of the value of the entire covered fund. In addition, the aggregate of all interests the community bank (together with its affiliates) has in all covered funds may not exceed 3 percent of the community bank’s tier 1 capital.  At December 31, 2015, the Company had $2.0 million invested in private equity funds, of which $240 thousand is invested by Royal Bank.  The Volker Rule did not have a material impact on the operations of the Company and/or Royal Bank.

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

FDIC Insurance Assessments:  Royal Bank is a member of the FDIC.  The FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution.  Each depositor is insured to at least $250 thousand.

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

In addition to deposit insurance, Royal Bank is also subject to assessments to pay the interest on Financing Corporation bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  For the first quarter of 2016, the Financing Corporation’s assessment for Royal Bank (and all other banks), is an annual rate of $.0058 for each $100 of deposits.  The Financing Corporation bonds are expected to be paid off between 2017 and 2019.

Sarbanes-Oxley Act of 2002: The primary aims of the Sarbanes-Oxley Act of 2002 (“SOX”) was to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX addresses, among other matters, requirements for audit committee membership and responsibilities, requirements of management to evaluate our disclosure controls and procedures and its internal control over financial reporting, including certification of financial statements and the effectiveness of internal controls by the primary executive officer and primary financial officer; established standards for auditors and regulation of audits, including independence provisions that restrict  non-audit services that accountants may provide to their audit clients; and expanded the disclosure requirements for our Company insiders; and increased various civil and criminal penalties for fraud and other violations of securities laws.

USA Patriot Act of 2001: A major focus of governmental policy in recent years that impacts financial institutions has been combating money laundering and terrorist financing. The Patriot Act broadened anti-money laundering regulations to apply to additional types of financial institutions and strengthened the ability of the U. S. Government to help prevent and prosecute international money laundering and the financing of terrorism.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act requires regulated financial institutions, among other things, to establish an anti-money laundering program that includes training and auditing components, to take additional precautions with non-U.S. owned accounts, and to comply with regulations related to verifying client identification at account opening. The Patriot Act also provides rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Failure of a financial institution to comply with the requirements of the Patriot Act could have serious legal and reputational consequences for the institution. We have implemented systems and procedures to meet the requirements of the regulation and will continue to revise and update policies, procedures and necessary controls to reflect changes required by the Patriot Act.

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

Privacy provision: GLBA provides an enhanced framework for protecting the privacy of consumer information.  The FDIC and other banking regulatory agencies, as required under GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Among other things, these provisions require banks and other financial institutions to have in place safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. GLBA also requires financial institutions to provide customers at the outset of the relationship and annually thereafter written disclosures concerning the institution’s privacy policies.  In 2015, GLBA was amended to eliminate the annual notification of written privacy policies by financial institutions, such as Royal Bank, that limit information sharing and post their privacy policies on their website.

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

Regulation W: Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under Sections 23A and 23B of Federal Reserve Act.  The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System.  The Federal Reserve Board also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.  We are considered to be an affiliate of Royal Bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Real Estate Lending Guidelines: Pursuant to the FDICIA, the FDIC issued real estate lending guidelines that establish loan-to-value (“LTV”) ratios for different types of real estate loans.  An LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated.  If a bank does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio.  In addition to establishing the LTV ratios, the FDIC’s real estate guidelines require all real estate loans to be based upon proper loan documentation and a recent independent appraisal of the property.

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

Effects of Inflation

Inflation can impact the country’s overall economy, which in turn can impact the business and revenues of the Company and our subsidiaries.  Inflation has some impact on our operating costs.  Unlike many industrial companies, however, substantially all of our assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on our performance than the general level of inflation.  Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Available Information

Upon a shareholder’s written request, a copy of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained without charge from our Chief Financial Officer, Royal Bancshares of Pennsylvania, Inc. One Bala Plaza, Suite 522, 231 St. Asaph’s Road, Bala Cynwyd, Pennsylvania 19004 or on our website www.royalbankamerica.com.

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

Our commercial real estate and construction and land development loan portfolio held for investment was $273.7 million at December 31, 2015 comprising 55% of total loans.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.  Commercial and industrial loans comprise 17% of the loan portfolio. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions.  Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance.  Our allowance for loan and lease losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio.  Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses.  New or changes to accounting or regulatory guidance could impact the need for additional reserves and future provisions for loan and lease losses could materially and adversely affect our financial results.

Our future growth may require us to raise additional capital but, that capital may not always be available.

We are required by regulatory authorities to maintain adequate capital levels to support our operations. We anticipate that our current capital will satisfy our regulatory requirements for the foreseeable future. However, in order to maintain our well-capitalized status and to support future growth we may need to raise capital. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Basel III introduced new minimum capital requirements that became effective on January 1, 2015, with the capital conservation buffer requirements phased in over a three-year period beginning January 1, 2016.  Additionally, the Series A Preferred Stock outstanding has a preferred cumulative dividend rate of 9% per annum and contains provisions which include restrictions on the payment of dividends on common stock and on repurchases of any shares of preferred stock ranking equal to or junior to the Series A Preferred Stock or common stock while the Series A Preferred Stock is outstanding.  These provisions may make it more difficult to raise additional capital on favorable terms while the Series A Preferred Stock is outstanding. As of December 31, 2015, the outstanding shares of Series A Preferred stock were 18,856 and the dividend in arrears including interest was $8.9 million, which has not been recognized in the consolidated financial statements. Therefore, we may be unable to raise additional capital, or to raise capital on terms acceptable to us.  In addition, if we decide to raise additional capital, the existing shareholders are subject to dilution and a potential capital raise could adversely impact our deferred tax asset. If we cannot raise additional capital when required, our ability to further expand operations through both internal growth and acquisitions could be materially impaired.

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

We are a bank holding company and our operations are conducted by our direct and indirect subsidiaries, each of which is a separate and distinct legal entity.  Substantially all of our assets are held by such subsidiaries; and our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries.  Royal Bank is our primary source of dividends.  Dividend payments from Royal Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2015, as a result of significant losses within Royal Bank from prior years, we had an accumulated deficit and therefore would not have been able to declare and pay any cash dividends.  There is no assurance that our subsidiaries will be able to pay dividends in the future, or that we will generate adequate cash flow to pay dividends in the future.

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

As of December 31, 2015, the Company had a federal net operating loss (“NOL”) carryforwards of approximately $63.2 million and state NOL carryforwards of $147.5 million, which are available to be carried forward to future tax years.  The federal NOL carryforwards will begin to expire in 2028 and the state NOLs will begin to expire in 2026 if not fully utilized.

The ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There was a  $4.0 million NOL carryover from the acquisition of Knoblauch State Bank that expired in 2015.    There were no NOLs that expired in 2014.    Refer to “Accounting for Income Tax Expense” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

We may not be able to fully recover our deferred tax asset valuation allowance.

We recognize deferred tax assets (“DTA”) and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We are required to establish a valuation allowance for DTAs and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management evaluates the DTAs for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

Based on the analysis of the DTAs at December 31, 2015, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future.    As a result of this conclusion, we released $5.4 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense.  The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. The release of the remaining valuation allowance would have a positive impact on future earnings. There can be no assurance, however, as to when we could be in a position to recapture the remaining DTA valuation allowance. The deferred tax assets/(liabilities), net of valuation allowances, totaled $5.7 million and $(308) thousand at December 31, 2015 and 2014, respectively.  The deferred tax asset valuation allowance was $30.6 million and $39.1 million at December 31, 2015 and 2014, respectively.  Refer to “Accounting for Income Tax Expense” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, peer to peer lenders and governmental organizations which may offer more favorable terms.  Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations.  As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services.  This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

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

Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 33% of our Class A common stock and 87% of our Class B common stock outstanding as of February 29, 2016. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At December 31, 2015, Royal Bank was headquartered and had a retail office at 732 Montgomery Avenue, Narberth, Pennsylvania.  Royal Bank has twelve additional retail banking locations and administrative offices situated in Pennsylvania and New Jersey.  Additionally, Royal Bank’s Customer Center, which includes a loan production office, is located in Bala Cynwyd, Pennsylvania. In 2014, all non-branch personnel were co-located at the Bala Cynwyd location.  This move enhanced operating efficiency.

Royal Bank currently owns six of the branch properties.  We have continued with the execution of our real estate rationalization plan and sold a Company owned building and recorded gains of $324 thousand in 2015 and sold one branch property for a gain of $107,000 in 2014.  In 2015, the branch located in the sold building was relocated to a leased facility within the same market area of that location.    In 2014,  we opened a limited service office in Princeton, New Jersey due to our expanding commercial loan growth in the central New Jersey market area.  The Company’s leased properties have lease expiration dates between 2016 and 2024.  During 2015 and 2014, Royal Bank made aggregate lease payments of approximately $1.3 million and $890 thousand, respectively.  The planned increase in rent for 2015 was directly related to the co-location of all non-retail employees and the branch relocations. We believe that all of our properties are sufficiently insured, maintained and are adequate for Royal Bank’s purposes.

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

The following table shows the range of high and low closing sale prices for our stock as reported by NASDAQ during each quarter of 2015 and 2014.

Closing Prices
2015	High	Low
First Quarter	$1.90	$1.61
Second Quarter	2.32	1.70
Third Quarter	2.14	1.91
Fourth Quarter	2.29	2.01

2014	High	Low
First Quarter	$3.30	$1.35
Second Quarter	3.50	1.75
Third Quarter	2.20	1.44
Fourth Quarter	1.96	1.55

The approximate number of record holders of our Class A and Class B Common Stock, as of February 29, 2016, is shown below:

Title of Class	Number of record holders
Class A Common stock	221
Class B Common stock	109

Dividends

Subject to certain limitations imposed by law or our articles of incorporation, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.

We did not pay cash dividends on our common stock in 2015 and 2014.  Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come primarily from dividends paid by its direct and indirect subsidiaries, including Royal Bank, to the Company.

Under the Pennsylvania Business Corporation Law, we may pay dividends only if, after giving effect to the dividend payment, our total assets would exceed our total liabilities plus the amount necessary to satisfy preferential rights of holders of senior shareholders, and we are solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”), and in the Federal Deposit Insurance Act (“FDIC Act”) concerning the payment of dividends by Royal Bank.  Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings).  Under the FDIC Act, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.  Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to the Company.  See “Note 15 – Shareholder’s Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

On August 13, 2009, our board of directors suspended the regular quarterly cash dividends on the Series A Preferred Stock.  Our board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  As of December 31, 2015, the Series A Preferred stock dividend in arrears including interest was $8.9 million and has not been recognized in the consolidated financial statements.  In the event we declared the preferred dividend our capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  In February 2014, the preferred cumulative dividend rate prospectively increased from 5% to 9% per annum.

Under the Federal Reserve Bank MOU as described under “Regulatory Actions” in “Item 1 – Business” of this Report, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

COMMON STOCK PERFORMANCE GRAPH

The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2010, (with all dividends reinvested), in each of the following:

•	Royal Bancshares of Pennsylvania, Inc. Class A common stock;
•	The stock of all United States companies trading on the NASDAQ Global Market;
•	Common stock of a 2015 Peer Group consisting of 26 banks headquartered in the Mid-Atlantic region, that trade on a major exchange and have total assets between $700 million and $1.5 billion; and
•	SNL Bank and Thrift Index.

Royal Bancshares of Pennsylvania, Inc.

Total Return Performance
220.00
190.00
160.00
130.00
100.00
70.00
Index Value
Royal Bancshares of Pennsylvania, Inc.
NASDAQ Composite
SNL Bank and Thrift
RBPAA Peer Group Index*
01/01/10
01/01/11
01/01/12
01/01/13
01/01/14
01/01/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Royal Bancshares of Pennsylvania, Inc.	100.00	89.29	85.71	98.57	115.00	149.29
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83
RBPAA Peer Group Index*	100.00	88.71	110.85	144.07	150.93	163.92

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2015	2014	2013	2012	2011
Interest income	$29,993	$28,784	$27,524	$31,981	$39,377
Interest expense	6,484	6,484	7,357	9,899	14,086
Net interest income	23,509	22,300	20,167	22,082	25,291
(Credit) provision for loan and lease losses	(748)	(867)	(872)	5,997	7,728
Net interest income after loan and lease losses	24,257	23,167	21,039	16,085	17,563
Non-interest income
Gain on sale of premises & equipment	324	107	2,524	-	-
Net gains on sales of other real estate owned	919	743	1,427	363	1,638
Service charges and fees	1,126	1,032	1,323	1,218	1,128
Gains on sale of loans and leases	-	232	686	2,057	337
Income from bank owned life insurance	497	512	539	553	391
Net gains on investment securities	900	377	158	1,030	1,782
Gains on sales related to real estate joint ventures	-	-	-	-	1,750
Income related to real estate owned via equity investments	-	-	-	-	478
Other income	280	573	207	747	1,110
Total other than-temporary-impairment losses on investment securities	(14)	(41)	-	(2,359)	(1,796)
Total non-interest income	4,032	3,535	6,864	3,609	6,818
Non-interest expense
Salaries and benefits	10,441	10,164	10,276	11,576	11,013
Impairment related to OREO	703	524	1,517	6,741	5,522
Other expenses	10,760	11,176	14,537	18,007	15,534
Total non-interest expense	21,904	21,864	26,330	36,324	32,069
Income (loss) before tax expense	6,385	4,838	1,573	(16,630)	(7,688)
Income tax (benefit) expense	(5,139)	(654)	42	-	-
Net income (loss)	$11,524	$5,492	$1,531	$(16,630)	$(7,688)
Less net income (loss) attributable to noncontrolling interest	531	382	(578)	(1,005)	875
Net income (loss) attributable to Royal Bancshares	10,993	5,110	2,109	(15,625)	(8,563)
Less Series A Preferred stock accumulated dividend and accretion	1,721	2,078	2,075	2,038	2,003
Net income (loss) to common shareholders	9,272	3,032	34	(17,663)	(10,566)
Basic and diluted earnings (loss) per common share	$0.31	$0.14	$-	$(1.33)	$(0.80)

Balance Sheet Data	For the years ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Total assets	$788,283	$732,553	$732,254	$769,455	$844,187
Total average assets	739,921	731,245	740,324	819,211	902,241
Loans, net	489,414	403,424	352,810	326,904	397,863
Total deposits	577,892	530,425	528,964	554,917	575,916
Total average deposits	536,034	522,428	527,452	573,233	621,709
Total borrowings	116,744	118,200	133,655	134,107	173,774
Total average borrowings	116,547	128,628	133,261	149,416	177,517
Total shareholders' equity (1)	71,904	62,219	47,534	53,568	71,098
Total average shareholders' equity (1)	65,405	56,498	50,533	67,794	76,337
Return on average assets	1.49%	0.70%	0.28%	(1.91)%	(0.95)%
Return on average equity	16.81%	9.04%	4.17%	(23.05)%	(11.22)%
Average equity to average assets	8.84%	7.73%	6.83%	8.28%	7.89%
Royal Bank America-Total capital (to risk-weighted assets) (2)	16.11%	16.44%	16.49%	17.57%	17.02%
Royal Bank America-Tier 1 capital (to average assets, leverage) (2)	10.82%	10.52%	9.73%	9.45%	10.48%
Royal Bancshares-Total capital (to risk-weighted assets) (2)	18.57%	19.20%	18.09%	19.33%	18.82%
Royal Bancshares-Tier 1 capital (to average assets, leverage) (2)	12.44%	11.88%	9.79%	9.80%	11.64%
Non-performing assets to total assets (3)	1.64%	2.67%	2.70%	4.53%	7.08%
Non-performing loans to total loans (3)	1.10%	2.36%	2.77%	6.23%	9.36%

(1)  Excludes noncontrolling interest.

(2) Capital ratios are presented in accordance with GAAP.  Refer to “Capital Adequacy” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

(3)  Excludes non-performing loans held for sale in 2011 and 2012.

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

Investment Securities

We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security.  If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “allowance”) represents management’s estimate of losses inherent in the loan and lease portfolio as of the statement of financial condition date and is recorded as a reduction to loans and leases. The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. We consider that the determination of the allowance involves a higher degree of judgment and complexity than our other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses.

The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. All of these factors may be susceptible to significant change.  While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the FDIC, as an integral part of its examination processes, periodically reviews our allowance for loan and lease losses. The FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. We also have a reserve for unfunded lending commitments, which represents management’s estimate of losses inherent in those commitments.  The reserve for unfunded loan commitments is adjusted by a provision for credit losses on off-balance sheet credit exposures and is recorded in other liabilities on the consolidated statement of financial condition. See “Note 1 - Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this report.

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

Deferred Tax Assets

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders' equity if management determines, based on all available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. These estimates and judgments are inherently subjective. Management evaluates the DTAs for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, assumptions are made for the amount of taxable income, the reversal of temporary differences and potentially the implementation of feasible and prudent tax planning strategies. These assumptions are consistent with the plans and estimates management uses to manage our business.

Based on the analysis of the DTAs at December 31, 2015, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future.  As a result of this conclusion, we released $5.4 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense, which was partially offset by the current income expense for the year. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. There can be no assurance, however, as to when we could be in a position to recapture the remaining DTA valuation allowance.  At December 31, 2015, the DTA valuation allowance was $30.6 million compared to $39.1 million at December 31, 2014.  For more information refer to “Note 12 - Income Taxes” to the Consolidated Financial Statements in Item 8 of this Report.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

Under ASC Topic 820, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820.  Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

Benefit Plans

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.  We account for our pension plan in accordance with FASB ASC Topic 715 “Compensation-Retirement Benefits” (“ASC Topic 715”).  ASC Topic 715 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to AOCI.  ASC Topic 715 requires the determination of the fair values of plans assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of AOCI.  These amounts will be subsequently recognized as components of net periodic benefits cost.  Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of AOCI.  Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.  Net pension expense consists of service costs and interest costs.  We accrue pension costs as incurred. Benefit payments are expected to be substantially made from insurance policies owned by the Company.

We have a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  The 401(k) matching contribution was $134 thousand and $148 thousand for  2015 and 2014, respectively.

Recent Accounting Pronouncements

See “Note 1 - Summary Of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Report.

Results of Operations

Financial Highlights and Business Results

Our results of operations depend primarily on net interest income.  Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on assets and liabilities.  In turn, these factors are influenced by the pricing and mix of our interest-earning assets and funding sources.  Additionally, net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth.

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

The financial results for 2015 illustrate further progress on our goal of consistent profitability and serving our four key constituents:  customers, shareholders, co-workers, and community. Our financial performance continues to allow us to expand the Royal Bank brand through our relationship based customer model.  Loan growth in commercial, consumer, and leasing segments and more economical delivery channels, including a loan production office, are helping drive customer growth.  We continue our focus on modernizing the ways customers can access our products and services.  In 2015, we introduced a new custom branded “smart phone” application, which provides a simpler online banking experience and online loan applications are increasing.  These results and continued progress come at a time when competition, low interest rates, regulatory requirements and domestic and global markets greatly challenge the banking industry.  Our ability to generate consistent earnings led to the partial reversal of the valuation allowance on the deferred tax assets.  For further discussion on the deferred tax assets see “Accounting for Income Taxes.”

In late June 2014, the United States Department of Treasury auctioned all 30,407 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued by the Company to Treasury in 2009 under the Troubled Asset Relief Program. The Company’s successful bid resulted in the repurchase of 11,551 shares of Series A Preferred Stock by the Company on July 2, 2014 at the clearing price of $1,207.11 per share.  The purchase of the Series A Preferred Stock was funded through the Company’s sale of 11,666,667 shares of its Class A common stock in a private placement transaction, resulting in proceeds of approximately $14.0 million. The remaining 18,856 shares of the Series A Preferred Stock were purchased in the auction by investors unaffiliated with the Company in transactions directly with Treasury and carry an annual dividend rate of 9%.

A shareholder rights offering conducted by the Company for shares of its Class A common stock concluded on August 8, 2014. Royal issued approximately 5,000,000 shares of its Class A common stock in connection with the offering and received gross proceeds of approximately $6.0 million.

Consolidated Net Income

Net income attributable to the Company for the year ended December 31, 2015 amounted to $11.0 million, or $0.31 per diluted common share, compared to $5.1 million, or $0.14 per diluted common share, for the year ended December 31, 2014.  The $5.9 million improvement in net income was mainly related to the following items:

•	A $5.4 million reversal of the valuation allowance for the net deferred tax assets, which contributed to the $5.1 million tax benefit
•	Net interest income grew $1.2 million, or 5%.
•	Net gains on the sale of investment securities increased $523 thousand.
•	Professional and legal fees decreased $467 thousand, or 21%.

Partially offsetting these positive items were increases of $464 thousand, $419 thousand, $299 thousand, and $277 thousand  in OREO expenses and impairment, provision for unfunded loan commitments, occupancy and equipment expenses, and employee salaries and benefits, respectively.  Our leasing subsidiary continued to positively contribute to the annual financial results.

Loans and leases held for investment at December 31, 2015 totaled $499.1 million, which represents an increase of $84.0 million, or 20.2%, from 2014. New business relationships continue to stimulate the growth and further diversification of the loan portfolio, which also improved the composition of interest earning assets.  As part of the continued planned reduction of the tax lien portfolio, tax lien certificates declined $2.4 million, or 33.9%, from 2014.  Investment securities declined $26.3 million, or 10.5%, from the level at December 31, 2014 due to the reinvestment of cash flows from sales, calls, and principal payments into loans.  Cash and cash equivalents decreased $5.4 million to $25.4 million at December 31, 2015.  The decrease in cash was primarily the result of funding new loan originations.

Total deposits grew $47.5 million, or 8.9%, from $530.4 million at December 31, 2014 to $577.9 million at December 31, 2015.  The increase in deposits reflects a focused change in the deposit mix with a successful savings promotion.   Savings accounts and non-interest bearing deposits increased $35.1 million and $9.9 million, respectively, Additionally, in the third quarter of 2015, we entered into a $25.0 million brokered checking deposit arrangement with a regional financial institution. Partially offsetting these product increase were a $17.6 million decline in higher cost certificates of deposit and a $4.9 million decrease in NOW and money market accounts.

Total borrowings decreased $1.5 million.  Long-term borrowings declined $10.5 million while short-term borrowings increased $9.0 million.

Interest Income

Total interest income of $30.0 million for 2015 grew $1.2 million, or 4.2%, from $28.8 million for 2014.  The increase was primarily driven by an increase of $2.8 million in the interest income earned on average loan balances and was predominantly due to the growth in such assets.  Partially offsetting the increase in loan interest income was a $1.6 million decline in the interest income earned on average investments which was largely due to a drop in the average balance of such assets.  Average interest-earning assets grew $9.4 million, or 1.4%, from $685.7 million for 2014 to $695.1 million for 2015.    During 2015, average loans and leases grew $66.5 million, or 17.3%, to $450.1 million, while average investment securities declined  $63.4 million, or 21.7%, to $228.8 million.  Average interest-earning deposits increased $6.3 million year over year.  During the past year, we sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment.  Additionally, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases,  government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).    For 2015,  interest income on loans included $232 thousand that was received upon the payoff of two non-accrual loans.  Average loan and investment balances for 2014 were $383.6 million and $292.2 million, respectively.

For 2015, the yield on average interest-earning assets was 4.32% and increased 12 basis points from 4.20% for the comparable period of 2014.  Despite the $63.4 million decline in average investments, the average yield on such investments was 2.46% for 2015 and 2014.    During 2015, the FHLB of Pittsburgh declared and paid a special dividend based on the 2014 average stock outstanding for each shareholder.  We received approximately $94 thousand as a result of this special dividend, which had a positive impact on the average investment yield for 2015.  While the average loan balances increased, the average yield on loans decreased 21 basis points (5.41% in 2015 versus 5.62% in 2014).  The decline in loan yield reflects the competitive pricing environment we are experiencing for originating and retaining high quality loans.

Interest Expense

For 2015 and 2014 total interest expense was $6.5 million. Interest costs associated with average deposit balances increased $202 thousand and was offset by an equal decline in interest expense on our average borrowings.  Average interest-bearing liabilities for 2015 were $575.5 million and declined $9.3 million, or 1.6%, year-over-year. Average interest-bearing deposits of $459.0 million increased $2.8 million, or 0.6%, and included increases of $11.3 million and $2.6 million in savings accounts and NOW and money market accounts, respectively.  Partially offsetting these increases was an $11.1 million decrease in average time deposits from the intentional runoff of the higher priced maturing CDs. Average borrowings declined $12.1 million, or 9.4%, to $116.5 million and was accompanied by a $202 thousand decrease in interest expense.  Average non-interest bearing demand deposits grew $10.8 million, or 16.4%. Average interest-bearing deposits and borrowings for 2014 were $456.2 million and $128.6 million, respectively.

The average interest rate paid on interest-bearing liabilities amounted to 1.13% for 2015 and increased 2 basis points from 1.11% for 2014. The average interest rate paid on interest-bearing deposits in 2015 amounted to 0.83% and increased 4 basis points from 0.79% for 2014.   Despite the decline in average balances for CDs year over year, the average rate paid on this deposit classification increased eight basis points (1.36% in 2015 versus 1.28% in 2014).  The average rates paid on savings accounts increased 23 basis points (0.40% in 2015 versus 0.17% in 2014) and NOW and money market accounts increased three basis points (0.34% in 2015 versus 0.31% in 2014).  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types. Additionally, we have been running a successful savings account promotion. The average rate paid on average borrowings increased six basis points (2.30% for 2015 versus 2.24% for 2014).

Net Interest Income and Margin

Net interest income for 2015 increased $1.2 million, or 5.4%, to $23.5 million from $22.3 million for 2014. The growth in 2015  was attributed to an increase in interest income due to the growth and change in the composition of average interest-earning assets. Year-over-year average loans increased $66.5 million while average investments declined $63.4 million, primarily to fund the growth in loans. Average cash increased $6.3 million in 2015. Interest expense remained the same at $6.5 million for 2015 and 2014.  The $2.8 million net growth in average interest-bearing deposits led to a $202 thousand increase in interest expense on those deposits.  We experienced increases in interest expense across all interest-bearing deposit types.  The $12.1 million decline in average borrowings resulted in a $202 thousand reduction in interest expense year over year.

For 2015, the net interest margin was 3.38%, a 13 basis point increase from 3.25% for 2014. The 12 basis point increase in average interest-earning assets (4.32% in 2015 versus 4.20% in 2014) was accompanied by a two basis point increase  in funding costs (1.13% in 2015 versus 1.11% in 2014). Both the FHLB special dividend of approximately $94 thousand and the collection of approximately  $232 thousand in interest income upon the payoff of two non-accrual loans contributed to the improvement in the average yield on interest-earning assets. The average yield on investment securities remained 2.46% despite the $63.4 million decline in the average balance.  The 21 basis point decrease in average loan yield (5.41% in 2015 versus  5.62% in 2014) reflects the competitive pricing for new loan originations. Average interest rates paid on average interest-bearing deposits grew four basis points from 0.79% for 2014 to 0.83% for 2015.  The increase in average interest rates paid occurred in all interest-bearing segments or products. We have been experiencing competitive pricing pressure in our market area to retain deposits.    Additionally, the average rates paid on average borrowings (2.25% in 2015 versus 2.19% in 2014) and subordinated debt (2.48% in 2015 versus 2.42% in 2014)  increased six basis points.

Average Balances

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest-bearing assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	For the year ended			For the year ended			For the year ended
	December 31, 2015			December 31, 2014			December 31, 2013
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest-earning deposits	$16,197	$32	0.20%	$9,897	$22	0.22%	$10,941	$26	0.24%
Investment securities available for sale	228,779	5,617	2.46%	292,208	7,191	2.46%	312,127	5,757	1.84%
Loans and leases (1)
Commercial demand loans	120,460	5,882	4.88%	117,943	5,825	4.94%	127,372	6,024	4.73%
Real estate secured	268,919	13,443	5.00%	217,660	11,622	5.34%	199,705	12,261	6.14%
Other loans and leases	60,715	5,019	8.27%	47,979	4,124	8.60%	40,142	3,456	8.61%
Total loans	450,094	24,344	5.41%	383,582	21,571	5.62%	367,219	21,741	5.92%
Total interest-earning assets	695,070	29,993	4.32%	685,687	28,784	4.20%	690,287	27,524	3.99%
Non-earning assets
Cash and due from banks	14,059			10,409			8,768
Other assets	41,317			47,312			56,648
Allowance for loan and lease losses	(10,525)			(12,163)			(15,379)
Total non-earning assets	44,851			45,558			50,037
Total average assets	$739,921			$731,245			$740,324
Interest-bearing deposits
NOW and money markets	$211,271	$716	0.34%	$208,688	$653	0.31%	$210,077	$617	0.29%
Savings	30,023	120	0.40%	18,765	31	0.17%	17,802	38	0.21%
Time deposits	217,688	2,970	1.36%	228,754	2,920	1.28%	239,584	3,367	1.41%
Total interest-bearing deposits	458,982	3,806	0.83%	456,207	3,604	0.79%	467,463	4,022	0.86%
Borrowings	90,773	2,039	2.25%	102,854	2,257	2.19%	107,487	2,526	2.35%
Subordinated debt	25,774	639	2.48%	25,774	623	2.42%	25,774	809	3.14%
Total interest-bearing liabilities	575,529	6,484	1.13%	584,835	6,484	1.11%	600,724	7,357	1.22%
Non-interest bearing deposits	77,052			66,221			59,989
Other liabilities	21,935			23,691			29,078
Total average liabilities	674,516			674,747			689,791
Shareholders' equity	65,405			56,498			50,533
Total average liabilities and equity	$739,921			$731,245			$740,324
Net interest income		$23,509			$22,300			$20,167
Net interest margin			3.38%			3.25%			2.92%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended December 31, 2015 and 2014, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	For the year ended			For the year ended
	December 31,			December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-earning deposits	$13	$(3)	$10	$(2)	$(2)	$(4)
Total short term earning assets	13	(3)	10	(2)	(2)	(4)
Investment securities	(1,560)	(14)	(1,574)	(501)	1,935	1,434
Loans
Commercial demand loans	123	(66)	57	(458)	261	(197)
Commercial mortgages	2,337	(180)	2,157	289	(456)	(167)
Residential and home equity loans	368	1	369	779	(120)	659
Leases receivables	1,003	(136)	867	641	14	655
Tax certificates	(517)	(169)	(686)	(1,036)	(47)	(1,083)
Consumer loans	31	(3)	28	19	(7)	12
Loan fees	(19)	—	(19)	(49)	—	(49)
Total loans	3,326	(553)	2,773	185	(355)	(170)
Total increase (decrease) in interest income	$1,779	$(570)	$1,209	$(318)	$1,578	$1,260
Interest expense
Deposits
NOW and money market	$8	$54	$62	$(4)	$40	$36
Savings	27	62	89	2	(9)	(7)
Certificates of deposit	(146)	197	51	(148)	(299)	(447)
Total deposits	(111)	313	202	(150)	(268)	(418)
Borrowings
Borrowings	(270)	52	(218)	(106)	(163)	(269)
Subordinated debentures	—	16	16	—	(186)	(186)
Total borrowings	(270)	68	(202)	(106)	(349)	(455)
Total (decrease) increase in interest expense	$(381)	$381	$—	$(256)	$(617)	$(873)
Total increase (decrease) in net interest income	$2,160	$(951)	$1,209	$(62)	$2,195	$2,133

Credit for Loan and Lease Losses

Due to the continual improvement in credit quality of the loan portfolio and the decline in historical loss rates,  we recorded a credit to the allowance for loan and lease losses of $748 thousand in 2015.  The credit to the allowance for loan and lease losses was $867 thousand in 2014.  The decline in the credit to the provision is related to the overall growth in the loan portfolio and a $175 thousand increase in net charge-offs year over year.  We recorded $1.3 million in net charge-offs in 2015 compared to  $1.1 million in 2014.  The net charge-offs in both periods were primarily related to specific reserves.    Growth in the loan portfolio may require provisions to the allowance for loan and lease losses in future periods.

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

For 2015, total non-interest income was $4.0 million and increased $497 thousand, or 14.1%, from $3.5 million for 2014.    Net gains on the sale of investment securities increased $523 thousand from $377 thousand in 2014 to $900 thousand for 2015. Because the 10-year US Treasury rate had retreated during the year, we were able to sell certain investment securities which had extension risk in a rising interest rate environment for a net gain, reinvest the proceeds into loans and pay off a $10.0 million FHLB borrowing. Additionally in 2015, we sold the majority of the corporate bonds to minimize the credit risk within our investment portfolio.  Net gains on the sale of OREO increased $176 thousand as we continue to liquidate the tax lien portfolio ($919 thousand in 2015 versus $743 thousand in 2014).  Gains on the sale of Company owned real estate increased $217 thousand.  In 2015, we sold a Company owned building adjacent to our Narberth location and recorded gains of $324 thousand in 2015.  During 2014 we sold one branch property for a gain of $107,000.  Partially offsetting these improvements was a $232 thousand decline in gains on the sale of loans and leases ($0 in 2015 versus $232 thousand in 2014).  The Company recorded an OTTI charge of $14 thousand related to a private equity investment in 2015 compared to $41 thousand in 2014.

Non-interest Expense

Non-interest expense was relatively flat at $21.9 million for 2015 and 2014.  Professional and legal fees declined $467 thousand ($1.7 million in 2015 versus $2.2 million in 2014), which was largely due to the resolution of problem assets.  We realized a reduction of $329 thousand in our FDIC and state assessments due to the termination of an informal agreement with the FDIC and the Department in the first quarter of 2015 ($688 thousand in 2015 versus $1.0 million in 2014).  Additionally in 2014, we  pre-paid $5.0 million in borrowings, with a maturity date in January 2018, and incurred a prepayment penalty of $402 thousand, which is included in other operating expenses on the Consolidated Statements of Income.  We did not pre-pay any borrowings in 2015 and therefore did not incur any penalties associated with a prepayment. Offsetting these improvements were increases of $464 thousand in OREO expenses and impairment, $419 thousand in provision for credit losses on off-balance sheet credit exposure, $299 thousand in occupancy and equipment costs and $277 thousand in salaries and benefits.    OREO expenses and impairment were $1.4 million in 2015 versus $959 thousand in 2014 and were directly related to the tax lien portfolio. The provision for credit losses on off-balance sheet credit exposure was $425 thousand in 2015 versus $6 thousand in 2014 and was directly impacted by the growth of $26.5 million in the unfunded loan commitments from  $55.7 million at December 31, 2014 to $82.0 million at December 31, 2015.  Occupancy and equipment costs were $3.0 million in 2015 compared to $2.7 million in 2014. The increase in occupancy and equipment costs was the result of a $399 thousand increase in rent expense due to the branch relocations in 2014 and 2015 and the consolidation of non-retail personnel in the Bala Cynwyd Customer Center, each designed for improved marketability and future efficiency.  Salaries and benefits were $10.4 million for 2015 compared to $10.2 million for 2014.  To attract and retain employees we redesigned our incentive and benefits programs. Both the increase in occupancy and equipment expenses and salaries and benefits were was fully integrated into our budget.

Accounting for Income Tax Expense

In 2015,  we recorded a tax benefit of $5.1 million compared to $654 thousand for 2014.   We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We are required to establish a valuation allowance for DTAs and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Prior to 2015, a full valuation allowance was recorded against the DTA based on the available evidence at that time.  Management performs this analysis on an annual basis or sooner if significant events occur which would affect the ability to utilize these DTAs in the future.  Based on the analysis of the DTAs at December 31, 2015, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future.  As a result of this conclusion, we released $5.4 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense, which was partially offset by the current income expense for the year. The positive evidence that outweighed the negative evidence in management’s assessment included, but was not limited to, the following:

•	Positive cumulative pre-tax earnings over the prior three year period ended December 31, 2015.
•	Improvement in asset quality and net interest income.
•	Management’s consistent ability to exceed annual forecasted financial results.
•	Significant reductions in historical credit-related losses and investment impairment.
•	Net operating loss carryforwards do not begin to expire until 2028.

As of December 31, 2015 and December 31, 2014 the valuation allowance for deferred tax assets totaled $30.6 million and $39.1 million, respectively.  The ability to recognize the remaining DTAs that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. There can be no assurance, however, as to when we could be in a position to reverse the remaining DTA valuation allowance. The deferred tax assets/ (liabilities), net of valuation allowances, totaled $5.7 million and $(308) thousand at December 31, 2015 and 2014, respectively.  In 2014, we received a federal tax refund of $654 thousand due to an amended tax return.

The Company’s effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2015 and 2014 was 0%.  In general our effective tax rate is different from the federal statutory rate primarily due to the valuation allowance which was $30.6 million as of December 31, 2015. For more information refer to “Note 12 - Income Taxes” to the Consolidated Financial Statements in Item 8 of this Report.

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

•

Community Bank segment: At December 31, 2015, the Community Bank segment had total assets of $774.3 million, an increase of $61.8 million, or 8.7%, from $712.5 million at December 31, 2014.  Total deposits increased $47.5 million, or 8.9%, from $530.4 million at December 31, 2014 to $577.9 million at December 31, 2015.  Net interest income for 2015 was $23.7 million compared to $22.1 million for 2014 representing an increase of $1.6 million, or 7.3%.  The improvement in net interest income was primarily attributed to an increase in interest income due to the growth and change in the composition of average interest-earning assets. The credit to the allowance for loan and lease losses was $846 thousand in 2015 compared to $1.3 million for 2014 as a result of growth in the loan portfolio and a $293 thousand increase in loan and lease charge-offs.  For 2015, total non-interest income was $2.9 million compared to $2.6 million for 2014.  The increase was mostly attributed to a  $523 thousand increase in the net gains on the sale of investment securities mitigated by a $232 thousand reduction in the net gains on the sale of loans and leases.  For 2015 and 2014, total non-interest expense was $19.8 million. Occupancy and equipment costs and salaries and benefits were up $299 thousand and $277 thousand, respectively, in 2015. FDIC and state assessments and professional and legal fees declined $329 thousand and $252 thousand, respectively in 2015.  In 2015, we released $5.4 million of our valuation allowance previously recorded on the net DTAs.  As a result of this transaction, the net tax benefit recorded for 2015 was $5.1 million compared to $654 thousand for 2014.  Net income for 2015 was $12.2 million compared to $6.4 million for 2014.

•

Tax Liens segment:  At December 31, 2015, the Tax Liens segment had total assets of $14.0 million compared to $20.0 million at December 31, 2014 representing a decrease of $6.0 million, or 30.0%.  The Tax Liens segment had net interest income of $217 thousand in 2014 compared to net interest expense of $181 thousand for 2015.  The provision for lien losses decreased $363 thousand from $461 thousand in 2014 to $98 thousand in 2015.  The improvement in the 2015 provision was mostly related to the declining portfolio balance. Total non-interest income was $1.1 million in 2015 compared to $896 thousand in 2014.  Non-interest income is derived mostly from the gains on sale of OREO property. Total non-interest expense was $2.1 million for 2015 and 2014.  OREO expenses and impairment increased $426 thousand while professional and legal fees declined $215 thousand in 2015.  Net loss attributed to the tax liens segment was $1.2 million in 2015 compared to $1.3 million for 2014.

Financial Condition

Total assets grew $55.7 million to $788.3 million at December 31, 2015 from $732.6  million at year-end 2014.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash in interest bearing and non-interest bearing accounts in banks.  Cash and cash equivalents declined  $5.4 million from $30.8 million at December 31, 2014 to $25.4 million at December 31, 2015.  The average balance of cash and cash equivalents was approximately $30.3 million for 2015 versus $20.3 million for 2014. The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds.  The excess cash is invested daily in money market funds.  The increase in cash and cash equivalents was mainly associated with the sale of investment securities and an increase in demand deposits.

Investment Securities Available for Sale (“AFS”)

AFS investment securities represented 32.9% of average interest earning assets during 2015 and consisted of government secured agency bonds, government secured mortgage-backed securities, collateralized mortgage obligations (“CMOs”), municipal bonds, domestic corporate debt, and third party managed equity funds.  At December 31, 2015, AFS investment securities were $224.1 million with a net unrealized loss of $41 thousand compared to $250.4 million with a net unrealized gain of $2.3 million at December 31, 2014.  The $26.3 million reduction in investment securities was partially due to the reinvestment of cash flows from sales, principal payments, and calls into loans.  The swing to a net unrealized loss was predominantly impacted by a $1.3 million decline in the unrealized gain on agency CMOs.  Additionally, the net unrealized gain on other securities decreased $906 thousand as some of the funds were sold and gains realized as a result of these sales.  These securities carry lower coupons and their market value was negatively impacted by a increase in the 10-year Treasury yield from 2.17% at December 31, 2014 to 2.27% at December 31, 2015.  Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.

The following tables present the consolidated amortized cost and approximate fair value at December 31, 2015 and 2014, respectively, for each major category of the Company’s AFS investment securities portfolio.

December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	Cost	gains	loss	Value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	Cost	gains	loss	Value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

The contractual maturity distribution and weighted average rate of our AFS debt securities at December 31, 2015 are presented in the following table.  Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2015
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. government agencies	$—	—%	$10,305	1.61%	$7,376	2.15%	$7,882	2.62%	$25,563	2.08%
Mortgage-backed securities-residential	—	—%	4,034	2.57%	6,157	2.96%	867	3.39%	11,058	2.85%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	292	4.98%	70,108	3.34%	100,099	3.18%	235	2.44%	170,734	3.25%
Non-agency	—	—%	—	—%	2,704	3.29%	—	—%	2,704	3.29%
Corporate bonds	—	—%	500	2.39%	—	—%	1,056	5.00%	1,556	4.13%
Municipal bonds	—	—%	4,080	3.67%	5,851	3.53%	—	—%	9,931	3.59%
Total AFS debt securities	$292	4.98%	$89,027	3.11%	$122,187	3.02%	$10,040	2.94%	$221,546	3.11%

We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Non-agency collateralized mortgage obligations may be evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) our intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  If we intend to sell a security or will be required to sell a security, the OTTI is recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If we  do not intend to sell a security and it is not more likely than not that we will be required to sell a security before the recovery of its amortized cost basis, the OTTI is separated into two amounts, the credit related loss and the loss related to other factors.  The credit related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.  We recorded an OTTI charge of $14 thousand related to a private equity investment in 2015 compared to $41 thousand in 2014.

Loans and Lease Financing Receivables

Our primary earning assets are loans, representing approximately 64.8% of average interest-earning assets during 2015.  We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We also have participated with other financial institutions in selected construction and land development loans outside these geographic areas.  The loan portfolio consists primarily of commercial demand loans and commercial mortgages secured by real estate, leases, and to a significantly lesser extent, tax liens and residential loans comprised of one to four family residential and home equity loans.  We have a concentration of credit risk in commercial real estate and construction and land development loans, which represented 54.8% of total loans at December 31, 2015 compared to 53.2% of total loans at December 31, 2014.

During 2015, total loans grew $84.0 million from $415.1 million at December 31, 2014 to $499.1 million at December 31, 2015.  The growth was attributed to new loan originations partially offset by balances being paid down, payoffs, charge-offs, and transfers to OREO.

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

Commercial Loans: The commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes primarily located in our market area. Although terms for commercial real estate and multi-family loans vary, the underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the sixth year and with monthly amortization not greater than 25 years and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable and are predominantly based upon the prime rate or a borrowing rate from the Federal Home Loan Bank of Pittsburgh plus a margin. Prepayment fees are charged on most loans in the event of early repayment. Generally, the personal guarantees of the principals are obtained as additional collateral for commercial real estate and multi-family real estate loans.

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

Construction and Development Loans: We originate construction loans to builders and developers predominantly in our market area. Construction and development loans are riskier than other loan types because they are more speculative in nature. Deteriorating economic or environmental conditions can negatively affect a project. Construction loans are also more difficult to evaluate and monitor.  In order to mitigate some of the risks inherent in construction lending, limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Additionally, the construction budget is reviewed prior to loan origination and the properties under construction are inspected. During the construction phase of a real estate project, the loan requires interest payments only.  Construction loans generally are for 12 to 18 months with loan-to-value ratios of not more than 75%.  Most construction loans are assigned an initial risk rating of pass-watch due to the riskier nature of the loan.

Residential Loans: Our residential mortgages were acquired in recent years in pool purchases and are secured primarily by properties located in our primary market and surrounding areas.  We originate home equity loans and home equity lines of credit in our market area with a general maximum amount of $250 thousand. The collateral must be the borrower’s primary residence and the loan-to-value does not exceed 80%. Home equity lines of credit are variable rate and are indexed to the prime rate.  Our home equity loans are either first or second liens and have a fixed rate.

Consumer Loans: We originate cash-secured and unsecured loans and lines of credit to individuals.  Unsecured loans and lines of credit have a maximum amount of $15 thousand.  Unsecured consumer loans generally have a higher interest rate than residential loans because they have additional credit risk associated with them.

In the past we have made loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  There were no related party loans outstanding at December 31, 2015 and 2014.  Total payments received on related party loans in 2014 were $100 thousand.

The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
Commercial real estate	$225,679	45.2%	$175,038	42.2%	$148,293	40.5%	$167,115	48.5%	$182,579	44.0%
Construction and land development	47,984	9.6%	45,662	11.0%	45,261	12.3%	37,215	10.8%	54,120	13.0%
Commercial and industrial	85,980	17.2%	76,489	18.4%	79,589	21.7%	40,560	11.8%	54,136	13.1%
Multi-family	16,249	3.3%	13,823	3.3%	11,737	3.2%	11,756	3.4%	11,622	2.8%
Residential real estate	51,588	10.3%	42,992	10.4%	25,535	7.0%	24,981	7.3%	26,637	6.4%
Leases	64,341	12.9%	51,583	12.4%	42,524	11.6%	37,347	10.8%	36,014	8.7%
Tax certificates	4,755	1.0%	7,191	1.7%	12,716	3.5%	24,569	7.1%	48,809	11.8%
Consumer	2,527	0.5%	2,354	0.6%	826	0.2%	1,139	0.3%	949	0.2%
Total gross loans and leases	$499,103	100.0%	$415,132	100.0%	$366,481	100.0%	$344,682	100.0%	$414,866	100.0%
Unearned income*	—		—		—		(517)		(623)
Loans and leases	$499,103		$415,132		$366,481		$344,165		$414,243
Allowance for loan and lease losses	(9,689)		(11,708)		(13,671)		(17,261)		(16,380)
Total net loans and leases	$489,414		$403,424		$352,810		$326,904		$397,863

*For the 2013 through 2015 periods, unearned income was allocated among the various loan types.

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

Loans on our Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned individual and the attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CFO, CCO, Chief Lending Officer

(“CLO”), and Chief Accounting Officer (“CAO”) meet as required and provide regular updated reports to the Board of Directors.  Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a quarterly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on our monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

Non-performing assets

The following table presents the principal amounts of non-accrual loans held for investment and other real estate owned:

	As of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans (1)	$5,492	$9,813	$10,157	$21,432	$38,755
Other real estate owned	7,435	9,779	9,617	13,435	21,016
Total non-performing assets	$12,927	$19,592	$19,774	$34,867	$59,771
Non-performing assets to total assets	1.64%	2.67%	2.70%	4.53%	7.08%
Non-performing loans to total loans	1.10%	2.36%	2.77%	6.23%	9.36%
Allowance for loan loss to non-accrual loans	176.42%	119.31%	134.60%	80.54%	42.27%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for 2015 is set forth below:

	For the year ended December 31, 2015
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Commercial real estate	$3,684	$1,380	$(1,530)	$(622)	$(1,417)	$1,495
Construction and land development	636	—	(12)	(264)	(215)	145
Commercial and industrial	2,517	694	(1,894)	(566)	—	751
Residential real estate	959	54	(85)	—	(39)	889
Leases	317	1,565	(183)	(612)	—	1,087
Tax certificates	1,700	2,947	(380)	(471)	(2,671)	1,125
Total non-accrual loans	$9,813	$6,640	$(4,084)	$(2,535)	$(4,342)	$5,492

Total non-accrual loans at December 31, 2015 were $5.5 million compared to $9.8 million at December 31, 2014.  The $4.3 million decline in non-accrual loans was the result of a $4.1 million reduction in existing non-accrual loan balances through payments or payoffs, $2.5 million in charge-offs related to impairment, and transfers to OREO of $4.3 million, which collectively were offset by $6.6 million in additions. The majority of the new non-accrual activity and transfers to OREO originated from the tax certificate portfolio.  Commercial real estate, tax certificates, and leases represented 27.2%, 20.5%, and 19.8%, respectively, of the total $5.5 million in non-accrual loans at December 31, 2015.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  For all classes of loans receivable, with the exception of tax certificates, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Impaired loans include TDRs. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis. We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, we do not recognize interest income. If interest had accrued on these loans, such income would have been approximately $703 thousand and $1.0 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had no loans past due 90 days or more on which interest continues to accrue.    Total cash collected on impaired loans during the year ended December 31, 2015 and 2014 was $9.6 million and $7.0 million respectively, of which $8.4 million and $6.4 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans and leases:

	As of December 31,
(In thousands)	2015	2014
Impaired loans and leases with a valuation allowance	$2,414	$3,274
Impaired loans and leases without a valuation allowance	4,777	12,804
Total impaired loans and leases	$7,191	$16,078
Valuation allowance related to impaired loans and leases	$398	$1,041

	For the year ended
	December 31,
(In thousands)	2015	2014
Average investment in impaired loans and leases*	$11,703	$17,077
Interest income recognized on impaired loans and leases	$568	$377
Interest income recognized on a cash basis on impaired loans and leases	$234	$377

*Includes loans held for sale during 2014.

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At December 31, 2015, the Company had six TDRs, with a total carrying value of $2.6 million. At the time of the modifications, three of the loans were already classified as impaired non-accrual loans.  At December 31, 2014, the Company had 12 TDRs with a total carrying value of $8.8 million.  The $6.2 million decline in TDRs was mainly due to principal payments and payoffs.  One construction and land development TDR was transferred to OREO in 2015.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2015.

	As of December 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$24	$—	$24
Construction and land development	1	—	145	145
Commercial and industrial	3	2,315	—	2,315
Residential real estate	1	—	92	92
Total	6	$2,339	$237	$2,576

As of December 31, 2015, the one construction and land development TDR, cited in the above table, was not in compliance with its restructured terms due to payment defaults. There were no TDRs not in compliance with their restructured terms in 2014. We did not have any newly restructured loans that fit the criteria for a TDR during the year ended December 31, 2015.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure. As of December 31, 2015, we did not have any foreclosed residential real estate property as a result of physical possession. However, as of December 31, 2015, we had residential mortgage loans with a carrying value of $399 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $3.3 million and $3.4 million at December 31, 2015 and December 31, 2014, respectively.

Allowance for loan and lease losses (“allowance”)

Our loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. We maintain an allowance to absorb losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.

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

Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. We obtain third-party appraisals to establish the fair value of real estate collateral.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Once a loan is determined to be impaired it will be deducted from the portfolio balance and the net remaining balance will be used in the general and qualitative analysis. A specific reserve is established for an impaired loan for the amount that the carrying value exceeds its estimated fair value.

The amount of the allowance is reviewed and approved by the CLO, CFO, CCO, and the Chief Risk Officer (“CRO”) on at least a quarterly basis.  Management believes that the allowance for loan and lease losses at December 31, 2015 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary.  These changes could be based in the credits comprising the portfolio and changes in the financial condition of borrowers, as the result of changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended
	December 31,
(In thousands, except percentages)	2015	2014	2013	2012	2011

Total Loans	$499,103	$415,132	$366,481	$344,165	$414,243
Daily average loan balance	$450,094	$383,582	$367,219	$384,440	$475,047

Allowance for loan and lease losses:
Balance at beginning of year	$11,708	$13,671	$17,261	$16,380	$21,129
Charge-offs
Commercial real estate	(622)	(354)	(1,684)	(1,313)	(1,685)
Construction and land development	(264)	(172)	(820)	(2,452)	(5,755)
Commercial and industrial	(566)	(452)	(383)	(586)	(2,901)
Multi-family	—	—	—	(542)	(328)
Residential real estate	—	—	(46)	(111)	(635)
Leases	(612)	(793)	(382)	(465)	(868)
Tax certificates	(471)	(350)	(578)	(802)	(1,039)
Total charge-offs	(2,535)	(2,121)	(3,893)	(6,271)	(13,211)
Recoveries
Commercial real estate	380	—	600	3	357
Construction and land development	503	940	297	816	196
Commercial and industrial	282	27	17	67	22
Residential real estate	20	15	158	208	153
Leases	26	42	29	32	6
Tax certificates	53	1	74	29	—
Total recoveries	1,264	1,025	1,175	1,155	734
Net charge offs	(1,271)	(1,096)	(2,718)	(5,116)	(12,477)
(Credit) provision for loan and lease losses	(748)	(867)	(872)	5,997	7,728
Balance at end of year	$9,689	$11,708	$13,671	$17,261	$16,380
Net charge-offs to average loans	0.28%	0.29%	0.74%	1.33%	2.63%
Allowance to total loans at end of year	1.94%	2.82%	3.73%	5.02%	3.95%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2015		2014		2013		2012		2011
(In thousands, except percentages)	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$3,622	45.2%	$4,452	42.2%	$5,498	40.5%	$8,750	48.5%	$7,744	44.0%
Construction and land development	1,674	9.6%	2,292	11.0%	2,316	12.3%	2,987	10.8%	2,523	13.0%
Commercial and industrial	1,513	17.2%	1,780	18.4%	3,006	21.7%	1,924	11.8%	2,331	13.1%
Multi-family	171	3.3%	285	3.3%	402	3.2%	654	3.4%	531	2.8%
Residential real estate	586	10.3%	616	10.4%	473	7.0%	1,098	7.3%	1,188	6.4%
Leases	1,749	12.9%	1,429	12.4%	1,223	11.6%	1,108	10.8%	1,311	8.7%
Tax certificates	347	1.0%	667	1.7%	555	3.5%	472	7.1%	425	11.8%
Consumer	27	0.5%	38	0.6%	15	0.2%	29	0.3%	20	0.2%
Unallocated	—	—	149	0.0%	183	0.0%	239	0.0%	307	0.0%
Total	$9,689	100.0%	$11,708	100.0%	$13,671	100.0%	$17,261	100.0%	$16,380	100.0%

Due to the continual improvement in credit quality of the loan portfolio and the decline in historical loss rates, we recorded a credit to the allowance for loan and lease losses of $748 thousand in 2015.  The credit to the allowance for loan and lease losses was $867 thousand in 2014.  The decline in the credit to the provision is related to the overall growth in the loan portfolio and a $175 thousand increase in net charge-offs year over year.  We recorded $1.3 million in net charge-offs in 2015 compared to $1.1 million in 2014.  The net charge-offs in both periods were primarily related to specific reserves.  Commercial real estate, tax certificates, and leases represented 27.2%, 20.5%, and 19.8%, respectively, of the total $5.5 million in non-accrual loans at December 31, 2015.  Commercial real estate, commercial, and construction and land development loans represented 37.5%, 25.7%, and 6.5%, respectively, of the total $9.8 million in non-accrual loans at December 31, 2014.  Total charge-offs recorded in 2015 related to construction and land development loans and commercial real estate loans were $886 thousand, or 35.0%, of total charge-offs in 2015.  Total charge-offs recorded in 2014 related to construction and land development loans and commercial real estate loans were $526 thousand, or 24.8%, of total charge-offs in 2014.

Other Real Estate Owned (“OREO”)

At December 31, 2015, OREO is comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 60 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which detail the changes in OREO from December 31, 2014 to December 31, 2015

	For the year ended December 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,735)	(4,730)	(6,465)
Net gains on sales	60	859	919
Transfers in	1,671	2,671	4,342
Cash additions	—	558	558
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(578)	(703)
Ending balance	$220	$7,215	$7,435

At December 31, 2015, OREO was comprised of $215 thousand in land, $7.2 million in tax liens, and residential real estate, related to a condominium construction project in Minneapolis, Minnesota in which we are a participant with a fair value of $5 thousand.  During 2015, we sold two land parcels and 11 residential condominiums which related to three loan relationships. We received $268 thousand in net proceeds and recorded a net gain of $50 thousand as a result of these sales.  During 2015, we recorded impairment charges of $125 thousand on the two land parcels that were sold during the year based on their agreements of sale.  In  2015, we foreclosed on one commercial real estate property and one single family home that were sold during  the period.  We received net proceeds of $1.5 million and recorded a net gain of $10 thousand as a result of these two sales.  Additionally, we received a deed in lieu on a land parcel in New Jersey and transferred the carrying value of $215,000 from loans to OREO.

At December 31, 2015, OREO assets acquired through the tax lien portfolio were comprised of 60 properties, were valued at $7.2 million, and were primarily located in New Jersey.  In 2015,  we transferred $2.7 million to OREO which represented 31 separate properties.  During 2015, the Company sold 48 of the tax lien properties, received proceeds of $4.7 million, and recorded net gains of $859 thousand as a result of these sales. Additionally, we recorded impairment charges of $578 thousand in 2015 related to the tax lien properties.  During the third quarter of 2015, we reached an agreement with a tax payer, which was settled through a bankruptcy court. Under the agreement the tax payer is required to pay us monthly interest payments and annual principal reduction payments for the next three years. In exchange we transferred title to the property back to the tax payer while maintaining a lien on the property. After receiving a principal reduction payment of $250,000, we transferred the remaining balance of $995,000 to tax liens. No gain or loss was recorded on this transaction. At December 31, 2014, OREO assets acquired through the tax lien portfolio were $9.4 million and were comprised of 79 properties.

The Company is working to satisfactorily sell the remaining OREO properties.  However, we recognize that the successful disposition of the properties, specifically the land, will likely take considerable time.

Other Assets

Other Assets were $12.9 million and $7.2 million at December 31, 2015 and December 31, 2014, respectively.  The $5.7 million increase in other assets was due to the $5.7 million net deferred tax asset at December 31, 2015.  Please see discussion under “Accounting for Income Taxes.”

Deposits

Our customer deposits are an important source of funding. Total deposits of $577.9 million at December 31, 2015 increased $47.5 million, or 8.9%, from $530.4 million at December 31, 2014.   Savings accounts grew $35.1 million, or 188%, from $18.7 million at December 31, 2014 to $53.8 million at December 31, 2015. Non-interest checking accounts grew $9.8 million, or 13.4%, to $83.5 million at December 31, 2015 from $73.7 million at December 31, 2014.  NOW and money market accounts decreased $4.9 million while time deposit accounts of $225.3 million at December 31, 2014 declined $17.6 million, or 7.8%, to $207.7 million at December 31, 2015, primarily as a result of us electing to partially run off the higher cost deposits.  Additionally, in the third quarter of 2015, we entered into a $25.0 million brokered checking deposit arrangement with a regional financial institution.

The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2015		2014		2013
(In thousands, except percentages)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits
Non-interest bearing	$77,052	-	$66,221	-	$59,989	-
Interest-bearing (NOW)	50,570	0.18%	42,443	0.11%	42,576	0.11%
Money market deposits	160,701	0.39%	166,245	0.34%	167,501	0.34%
Savings deposits	30,023	0.40%	18,765	0.17%	17,802	0.21%
Certificates of deposit	217,688	1.36%	228,754	1.28%	239,584	1.41%
Total deposits	$536,034		$522,428		$527,452

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
(In thousands)	2015	2014
Three months or less	$10,795	$15,306
Over three months through twelve months	28,436	33,136
Over twelve months through five years	45,973	34,181
Over five years	2,085	4,586
Total	$87,289	$87,209

Short and Long Term Borrowings

	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Short term borrowings	$9,000	$—	$10,000	$—	$54,218
Long term borrowings
Other borrowings	36,970	37,426	42,881	43,333	43,782
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	45,000	55,000	55,000	65,000	50,000
Total borrowings	$116,744	$118,200	$133,655	$134,107	$173,774

FHLB Borrowings

Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances).  Total FHLB borrowings were $54.0 million and $55.0 million at December 31, 2015 and 2014, respectively.  The maturity dates of the FHLB borrowings range from 2016 through 2018.  The weighted average rate on the outstanding FHLB borrowings at December 31, 2015 was 1.35% compared to 1.36% at December 31, 2014.

Other Borrowings

We have a note payable with PNC Bank (“PNC”) as of December 31, 2015 in the amount of $2.0 million with a maturity date of August 25, 2016.  The note payable balance as of December 31, 2014 was $2.4 million.  The interest rate is a variable rate using a rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2015 and 2014 was 0.57% and 0.31%, respectively.  At December 31, 2015 and 2014,  we had other borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgaged-backed securities and have a weighted average interest rate of 3.65%.  During the fourth quarter of 2014, the Company pre-paid $5.0 million in principal to reduce future interest expense.  Although a prepayment penalty of $402 thousand was incurred, the transaction benefited the Company because the interest rate on the borrowing was 3.60%, significantly higher than current market rates.  As of December 31, 2015, investment securities with a market value of $43.8 million were pledged as collateral to secure all $37.0 million in borrowings with PNC.

At December 31, 2015, Royal Bank had  $20.0 million in lines of credit, of which $0 was outstanding, with two local financial institutions compared to a $10.0 million line of credit, of which $0 was outstanding at December 31, 2014.

Subordinated Debentures

We have outstanding $25.0 million of trust preferred securities which have a maturity date of October 2034.  The interest rate resets quarterly at 3-month LIBOR plus 2.15% and was 2.66% at December 31, 2015.    On August 13, 2009, our Board suspended the interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the

Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payments in 2015 and 2014.

Other Liabilities

At December 31, 2015 and December 31, 2014, other liabilities were $20.6 million.  The largest component of other liabilities is the unfunded benefit obligation related to our pension plan. We plan to fund a substantial portion of this obligation through existing Company owned life insurance policies. For more information refer to “Note 17 - Pension Plan” to the Consolidated Financial Statements in Item 8 of this Report.

Shareholders’ Equity

Shareholders’ equity attributable to the Company grew  $9.7 million, or 15.6%, from $62.2 million at December 31, 2014 to $71.9 million at December 31, 2015.  The increase was related to net income of $11.0 million for 2015 which was partially offset by other comprehensive loss of $1.4 million.  The other comprehensive loss was mostly related to a decline in the valuation of the investment portfolio.  The distributions to non-controlling interests of $524 thousand and $266 thousand for 2015 and 2014, respectively, were to the 40% owners of RBA Leasing and were for tax distributions.

Asset Liability Management

The primary functions of asset-liability management are to ensure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities.  This process is overseen by the Asset-Liability Committee (“ALCO”) which monitors and controls, among other variables, the liquidity, balance sheet structure and interest rate risk of the consolidated company within policy parameters established and outlined in the ALCO Policy which are reviewed by the Board of Directors at least annually. Additionally, the ALCO committee meets monthly and reports on liquidity and interest rate sensitivity and projects financial performance in various interest rate scenarios.

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

We generally target liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively. At December 31, 2015, liquidity as a percent of deposits was 67% and liquidity as a percent of total liabilities was 55%.  At December 31, 2014, liquidity as a percent of deposits was 67% and liquidity as a percent of total liabilities was 53%.  Management believes that our liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy.  Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands.  However, any financial institution could have unmet liquidity demands at any time.

Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, events could arise that may render sources of liquid funds unavailable in the future when required.  Our ALCO meets monthly to monitor liquidity management.

Contractual Obligations and Other Commitments:  The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2015.

	As of December 31, 2015
(In thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
Operating leases	$6,000	$1,134	$2,209	$1,151	$1,506
FHLB borrowings (1)	55,494	19,727	35,767	-	-
PNC Bank (1)	39,506	3,255	36,251	-	-
Subordinated debt	25,774	-	-	-	25,774
Benefit obligations	10,957	1,005	2,030	2,124	5,798
Standby letters of credit	515	515	-	-	-
Non-interest bearing deposits	83,529	83,529	-	-	-
Interest-bearing deposits	286,642	125,418	161,224	-	-
Certificates of deposit	207,721	97,888	65,325	36,806	7,702
Total	$716,138	$332,471	$302,806	$40,081	$40,780

((1) Includes principal and expected interest payments

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2015 and the previous 21 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (“OCC”).

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	As of December 31,
	2015	2014

Total risk based capital ratio	15.80%	15.89%
Tier 1 risk based capital ratio	14.55%	14.62%
Leverage ratio	10.59%	10.12%
Common equity Tier 1 ratio	10.64%	NA

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the year ended	For the year ended
(In thousands)	December 31, 2015	December 31, 2014
RAP net income	$9,161	$1,924
Tax lien adjustment, net of noncontrolling interest	1,973	3,170
U.S. GAAP net income	$11,134	$5,094

	At December 31, 2015		At December 31, 2014
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.80%	16.11%	15.89%	16.44%
Tier 1 capital (to risk-weighted assets)	14.55%	14.85%	14.62%	15.17%
Tier 1 capital (to average assets, leverage)	10.59%	10.82%	10.12%	10.52%
Common equity Tier 1 (to risk-weighted assets)	10.64%	10.96%	NA	NA

The tables below reflect the Company’s capital ratios and the Company’s performance ratios:

	As of December 31,
	2015	2014

Total risk based capital ratio	18.57%	19.20%
Tier 1 risk based capital ratio	17.13%	17.27%
Leverage ratio	12.44%	11.88%
Common equity Tier 1 ratio	9.37%	NA

Capital performance
Return on average assets	1.49%	0.70%
Return on average equity	16.81%	9.04%

We have filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the year ended	For the year ended
(In thousands)	December 31, 2015	December 31, 2014
U.S. GAAP net income	$10,993	$5,110
Tax lien adjustment, net of noncontrolling interest	(1,973)	(3,170)
RAP net income	$9,020	$1,940

	At December 31, 2015		At December 31, 2014
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	18.57%	18.28%	19.20%	18.67%
Tier 1 capital (to risk-weighted assets)	17.13%	16.71%	17.27%	16.74%
Tier 1 capital (to average assets, leverage)	12.44%	12.13%	11.88%	11.49%
Common equity Tier 1 (to risk-weighted assets)	9.37%	9.04%	NA	NA

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At December 31, 2015, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.  Royal Bank met the criteria for a well-capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.

Management Options to Purchase Securities

The 2007 Long-Term Incentive Plan was approved by shareholders at the 2007 Annual Meeting.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 4.0% of total outstanding shares of the Class A common stock.  As of December 31, 2015, options to purchase 296,869 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant.  The options are exercisable based on the vesting schedule of the specific grant and begin one year after the date of grant.  The options must be exercised within ten years of the grant.  At December 31, 2015,  271,869 of the options that have been granted are outstanding.  The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if we achieve specific goals set by the Compensation Committee and approved by the Board of Directors. At December 31, 2015, 25,000 shares of restricted stock were outstanding.  We had a non-qualified outside directors’ stock option plan and a non-qualified employee stock option and appreciation rights plan.  The ability to grant new options under these two plans expired. At December 31, 2015,  4,725 of the options that have been granted under the outside directors’ stock option plan are outstanding and exercisable and 19,061 of the options that have been granted under the employee stock option plan are outstanding and exercisable.

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

The simulation model indicates that we are outside of our policy limits in the EVE increasing rate scenarios for 200, 300 and 400 basis points but within policy limits for rates up 100 basis points.  We are within our policy limits for all changes in net interest income scenarios.  The cause of the EVE policy exceptions is primarily related to extension risk within the Company’s investment portfolio; the demand for fixed rate loans in this sustained low rate environment; the composition of deposits, and the lower capital from the prior period losses.  In a rising interest rate environment general expectations are for prepayments of principal to slow down which cause the life of the our mortgage-backed and CMO securities to extend.  Management continues to work on changing the mix of interest-earning assets to mitigate this risk.

In December 2015, the Federal Reserve Bank raised short-term interest rates 25 basis points.    We do not expect this singular event to have a significant impact on net interest income in 2016.  Based on the simulation results below we expect to remain within our policy limits.  The calculated estimates of changes in the EVE as of December 31, 2015 and net interest income for 2015 for Royal Bank are as follows:

(In thousands, except percentages)	As of December 31, 2015
Changes in Rates	Economic Value of Equity	Percent of Change	Policy Limits
+ 400 basis points	$40,483	(56.4%)	+/- 45%
+ 300 basis points	52,614	(43.4%)	+/- 35%
+ 200 basis points	65,896	(29.1%)	+/- 25%
+ 100 basis points	79,930	(14.0%)	+/- 15%
Flat rate	92,894	0.0%	N/A
- 100 basis points	95,168	2.4%	+/- 15%
- 200 basis points	88,620	(4.6%)	+/- 25%

(In thousands, except percentages)	Net Interest Income for 2015
Changes in Rates	Net Interest Income	Percent of Change	Policy Limits
+ 400 basis points	$23,723	(4.1%)	+/- 40%
+ 300 basis points	24,031	(2.8%)	+/- 30%
+ 200 basis points	24,331	(1.6%)	+/- 20%
+ 100 basis points	24,605	(0.5%)	+/- 10%
Flat rate	24,725	0.0%	N/A
- 100 basis points	23,874	(3.4%)	+/- 10%
- 200 basis points	22,832	(7.7%)	+/- 20%

Interest-Rate Sensitivity:   Interest rate sensitivity is a function of the re-pricing characteristics of our assets and liabilities.  These include the volume of assets and liabilities re-pricing, the timing of re-pricing, and the interest rate sensitivity gaps which are a continual challenge in a changing rate environment.  In managing our interest rate sensitivity positions, we seek to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements.  The interest rate sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment.  Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.  The interest rate sensitivity analysis is an important management tool; however, it does have some inherent shortcomings.  It is a “static” analysis.  Although certain assets and liabilities may have similar maturities or re-pricing, they may react in different degrees to changes in market interest rates.  Additionally, re-pricing characteristics of certain assets and liabilities may vary substantially within a given period.

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2015, and the difference or “GAP” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At December 31, 2015,  we were in a liability sensitive position of $2.3 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.

	As of December 31, 2015
(In millions)	0 – 90 days	91 – 365 days	One to five years	Over five years	Non-rate sensitive	Total
Assets (1)
Interest-earning deposits in banks	$15.0	$-	$-	$-	$10.4	$25.4
Investment securities	8.5	27.7	136.7	51.3	(0.1)	224.1
Loans: (2)
Fixed rate	27.0	45.3	185.7	115.9	(9.7)	364.2
Variable rate	121.4	2.6	1.2	-	-	125.2
Total loans	148.4	47.9	186.9	115.9	(9.7)	489.4
Other assets (3)	-	20.3	-	-	29.1	49.4
Total Assets	$171.9	$95.9	$323.6	$167.2	$29.7	$788.3
Liabilities & Capital
Deposits:
Non-interest bearing deposits	-	-	-	-	83.5	83.5
Interest-bearing deposits	31.4	94.1	161.2	-	-	286.7
Certificate of deposits	25.0	72.9	102.1	7.7	-	207.7
Total deposits	56.4	167.0	263.3	7.7	83.5	577.9
Borrowings (1)	36.7	10.0	70.0	-	-	116.7
Other liabilities	-	-	-	-	21.4	21.4
Capital	-	-	-	-	72.3	72.3
Total liabilities & capital	$93.1	$177.0	$333.3	$7.7	$177.2	$788.3
Net interest rate GAP	$78.8	$(81.1)	$(9.7)	$159.5	$(147.5)
Cumulative interest rate GAP	$78.8	$(2.3)	$(12.0)	$147.5
GAP to total assets	10%	(10%)
GAP to total equity	109%	(112%)
Cumulative GAP to total assets	10%	(0%)
Cumulative GAP to total equity	109%	(3%)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries at December 31, 2015 and 2014,  and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 17, 2016

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$10,394	$9,642
Interest-earning deposits	15,026	21,148
Total cash and cash equivalents	25,420	30,790
Investment securities available for sale (“AFS”), at fair value	224,067	250,368
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,545	2,622
Loans and leases (“LHFI”)	499,103	415,132
Less allowance for loan and lease losses	9,689	11,708
Net loans and leases	489,414	403,424
Bank owned life insurance	16,133	15,636
Accrued interest receivable	4,149	5,270
Other real estate owned (“OREO”), net	7,435	9,779
Premises and equipment, net	3,959	5,201
Other assets	12,911	7,213
Total assets	$788,283	$732,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$83,529	$73,665
Interest-bearing	494,363	456,760
Total deposits	577,892	530,425
Short-term borrowings	9,000	—
Long-term borrowings	81,970	92,426
Subordinated debentures	25,774	25,774
Accrued interest payable	709	726
Other liabilities	20,640	20,596
Total liabilities	715,985	669,947
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value per share, 500,000 shares authorized, 18,856 shares outstanding	18,856	18,856
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued and outstanding, 28,204,182 and 28,200,269 at December 31, 2015 and 2014, respectively	56,408	56,400
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,928,289 and 1,931,692 at December 31, 2015 and 2014, respectively	193	193
Additional paid in capital	110,494	110,697
Accumulated deficit	(104,879)	(115,864)
Accumulated other comprehensive loss	(3,919)	(2,492)
Treasury stock - at cost, shares of Class A, 375,333 and 398,365 at December 31, 2015 and December 31, 2014, respectively	(5,249)	(5,571)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	71,904	62,219
Noncontrolling interest	394	387
Total equity	72,298	62,606
Total liabilities and shareholders’ equity	$788,283	$732,553

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the year ended
	December 31,
(In thousands, except per share data)	2015	2014
Interest Income
Loans and leases, including fees	$24,344	$21,571
Investment securities	5,617	7,191
Deposits in banks	32	22
Total Interest Income	29,993	28,784
Interest Expense
Deposits	3,806	3,604
Short-term borrowings	14	13
Long-term borrowings	2,664	2,867
Total Interest Expense	6,484	6,484
Net Interest Income	23,509	22,300
Credit for loan and lease losses	(748)	(867)
Net Interest Income after Credit for Loan and Lease Losses	24,257	23,167
Non-interest Income
Service charges and fees	1,126	1,032
Net gains on sales of loans and leases	—	232
Net gains on sales of other real estate owned	919	743
Income from bank owned life insurance	497	512
Gains on sales of premises and equipment	324	107
Net gains on the sale of AFS investment securities	900	377
Total other-than-temporary impairment on AFS investment securities	(14)	(41)
Other income	280	573
Total Non-interest Income	4,032	3,535
Non-interest Expense
Employee salaries and benefits	10,441	10,164
Occupancy and equipment	2,950	2,651
Professional and legal fees	1,731	2,198
OREO expenses and impairment	1,423	959
Pennsylvania shares tax expense	450	553
FDIC and state assessments	688	1,017
Communications and data processing	798	732
Provision for credit losses on off-balance sheet credit exposures	425	6
Directors’ fees	459	482
Marketing and advertising	190	357
Insurance	335	350
Loan collection expenses	422	331
Other operating expenses	1,592	2,064
Total Non-interest Expense	21,904	21,864
Income Before Tax Benefit	6,385	4,838
Income Tax Benefit	(5,139)	(654)
Net Income	$11,524	$5,492
Less Net Income Attributable to Noncontrolling Interest	$531	$382
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$10,993	$5,110
Less Preferred Stock Series A Accumulated Dividend and Accretion	$1,721	$2,078
Net Income Available to Common Shareholders	$9,272	$3,032
Per Common Share Data:
Net Income — Basic and Diluted	$0.31	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income

	For the year ended
	December 31,
(In thousands)	2015	2014
Net income	$11,524	$5,492
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period, net of tax	(824)	5,135
Less adjustment for impaired investments, net of tax (1)	(9)	(27)
Less reclassification adjustment for gains realized in net income, net of tax (2)	594	249
Unrealized gains (losses) on investment securities	(1,409)	4,913
Unrecognized benefit obligation:
Actuarial gain (loss)	73	(1,314)
Reclassification adjustment for amortization (3)	(275)	(218)
Unrecognized benefit obligation income (expense)	348	(1,096)
Unrealized loss on derivative instrument, net of tax	(366)	(187)
Other comprehensive income (loss)	(1,427)	3,630
Comprehensive income	10,097	9,122
Less net income attributable to noncontrolling interest	531	382
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$9,566	$8,740

The accompanying notes are an integral part of these consolidated financial statements.

1.

Amounts are included in total other-than-temporary impairment on AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of a $5 thousand and $14 thousand tax benefit for 2015 and 2014, respectively.

2.

Amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of $306 thousand and $128 thousand in taxes for 2015 and 2014, respectively.

3.	Amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2015 and 2014

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance at January 1, 2014	$29,950	11,470	$22,940	1,987	$199	$127,299	$(120,396)	$(6,122)	$(6,336)	$271	$47,805
Net income							5,110			382	5,492
Other comprehensive income, net of reclassifications and taxes								3,630			3,630
Distributions to noncontrolling interests										(266)	(266)
Common stock conversion from Class B to Class A		64	127	(55)	(6)		(121)				—
Redemption of 11,551 shares of preferred stock	(11,551)					(2,392)					(13,943)
Accretion of discount on preferred stock	457						(457)				—
Common shares issued		16,666	33,333			(13,333)					20,000
Direct costs associated with stock issuance						(206)					(206)
Treasury shares issued for compensation (54,712 shares)						(660)			765		105
Other adjustment to additional paid in capital						(28)					(28)
Stock option expense						17					17
Balance at December 31, 2014	18,856	28,200	56,400	1,932	193	110,697	(115,864)	(2,492)	(5,571)	387	62,606
Net income							10,993			531	11,524
Other comprehensive loss, net of reclassifications and taxes								(1,427)			(1,427)
Distributions to noncontrolling interests										(524)	(524)
Common stock conversion from Class B to Class A		4	8	(4)	—		(8)				—
Treasury shares issued for compensation (23,032 shares)						(281)			322		41
Stock option expense						78					78
Balance at December 31, 2015	$18,856	28,204	$56,408	1,928	$193	$110,494	$(104,879)	$(3,919)	$(5,249)	$394	$72,298

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended December 31,

(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$11,524	$5,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	569
Stock compensation expense	78	17
Credit for loan and lease losses	(748)	(867)
Impairment charge for OREO	703	524
Net amortization of AFS investment securities	1,506	1,918
Net accretion on loans	(613)	(413)
Benefit for deferred income taxes	(5,176)	—
Net gains on sales of premises and equipment	(324)	(107)
Net gains on sales of OREO	(919)	(743)
Net gains on sales of investment securities	(900)	(377)
Income from bank owned life insurance	(497)	(512)
Other-than-temporary impairment on AFS investment securities	14	41
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,121	1,679
Decrease in other assets	364	2,490
Increase in accrued interest payable	(17)	(239)
Increase (decrease) in other liabilities	44	(269)
Net cash provided by operating activities	6,794	9,203
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	35,585	41,314
Proceeds from sales of AFS investment securities	47,018	72,301
Purchase of AFS investment securities	(59,235)	(49,441)
Redemption of Federal Home Loan Bank stock	77	1,582
Proceeds from sales of loans and leases	—	3,847
Gains on sales of loans and leases	—	(232)
Net increase in loans	(87,976)	(58,084)
Additions to OREO	(558)	(1,330)
Proceeds from the sales of premises and equipment	1,420	303
Purchase of premises and equipment	(488)	(1,491)
Proceeds from sales of OREO	6,465	4,306
Net cash (used in) provided by investing activities	(57,692)	13,075

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows- continued

Year ended ended December 31,

	2015	2014
Cash flows from financing activities:
Net icrease in demand and NOW accounts	$30,907	$14,332
Net increase in money market and savings accounts	34,139	2,674
Net decrease in certificates of deposit	(17,579)	(15,545)
Net increase (decrease) short-term borrowings	9,000	(10,000)
Repayments of long-term borrowings	(10,456)	(5,455)
Distributions to noncontrolling interest	(524)	(266)
Issuance of common stock, net	—	20,000
Payments of stock issuance costs	—	(206)
Issuance of treasury stock	41	105
Redemption of preferred stock	—	(13,943)
Other financing activity	—	(28)
Net cash provided by (used in) financing activities	45,528	(8,332)
Net (decrease) increase in cash and cash equivalents	(5,370)	13,946
Cash and cash equivalents at the beginning of the period	30,790	16,844
Cash and cash equivalents at the end of the period	$25,420	$30,790
Supplemental Disclosure:
Proceeds from income tax refunds	$—	$654
Interest paid	$6,501	$6,723
Transfers from loans to OREO	$4,342	$2,919
Transfers from OREO to loans	$995	$—
Transfers to loans held for sale	$—	$3,187
Transfers to LHFI	$—	$1,018

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Financial Statement Presentation

Nature of Operations

Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares”, the “Company”, “We” or “Our”), through its wholly-owned subsidiary Royal Bank America (“Royal Bank”) offers a full range of banking services to individual and corporate customers primarily located in the Mid-Atlantic states.  Royal Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own.  Commercial banks, savings banks, savings and loan associations, credit unions and brokerage firms actively compete for savings and time deposits and for various types of loans.  Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Royal Bank with respect to one or more of the services it renders.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”).  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of other real estate owned, the valuation of deferred tax assets, fair value measurements, other-than-temporary impairment losses on investment securities, net periodic pension costs and the pension benefit obligation.  Descriptions of these estimates are in the following paragraphs.

Significant Concentration of Credit Risk

Credit risk is one of our most significant risks. It is critical for consistent profitability that we effectively manage credit risk. Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country.  “Note 3 – Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests.  “Note 4 – Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which we engage.  We do not have any portion of our business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business.  We have 93% of our investment portfolio in securities issued by government sponsored entities.  Our tax certificate and other real estate owned portfolios have a geographic concentration in the State of New Jersey.

No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, government regulation, and the general financial stability of the borrowing entity. Our commercial real estate, commercial and industrial and construction and land development loans comprised 45%,  17% and 10%, respectively, of the loan portfolio.

We attempt to mitigate these risks through conservative underwriting policies and procedures which include an analysis of the borrower’s business and industry history, its financial position, as well as that of the business owner.  We will also require the borrower to provide current financial information on the operation of the business periodically over the life of the loan.  In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

U.S. GAAP RAP Difference

In connection with a prior bank regulatory examination, the Federal Deposit Insurance Company (“FDIC”) concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2015 and the previous 21 quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially our capital ratios as disclosed in “Note 2 - Regulatory Matters and Significant Risks And Uncertainties” and “Note 16 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (“OCC”).

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

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities, are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ equity.  We did not hold trading securities nor had securities classified as held to maturity at December 31, 2015 and 2014.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

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

Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income.  In determining our intent not to sell and whether it is more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific asset liability committee goals or guidelines related to the disposition of specific investments.

Other Investment

This investment includes the Solomon Hess SBA Loan Fund, which we invested in to partially satisfy our community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have their investment in the Fund redeemed for the balance of their capital account at any quarter end with a 60-day notice to the Fund.  The investment in this Fund is recorded at cost.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2015 and 2014, FHLB stock totaled $2.5 million and $2.6 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be realized.  Accordingly, there is no impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2015.

Loans Held for Sale

At and during the year ended December 31, 2015 and December 31, 2014,  we did not have any loans classified as loans held for sale (“LHFS”).  Generally, loans are transferred from loans held for investment (“LHFI”) to LHFS at fair market value using expected net sales proceeds or collateral values when there is an intent to sell.  Gains or losses on the sale of LHFS are recorded in non-interest income. Generally any subsequent credit losses on LHFS are recorded as a component of non-interest expense. During 2014, we received net proceeds of $3.8 million and recorded net gains of $232 thousand as a result of loan sales.

Loans and Leases

We originate commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. We also have participated with other financial institutions in selected construction and land development loans outside our geographic area. Loans and leases are classified as LHFI when management has the intent and ability to hold the loan or lease for the foreseeable future or until maturity or payoff.  LHFI are stated at their outstanding unpaid principal balances, net of an allowance for loan and leases losses and any deferred fees or costs. We utilize the effective yield interest method for recognizing interest income as required under FASB ASC Topic 310-20, “Receivables” - “Nonrefundable Fees and Other Costs” (“ASC 310-20”).   ASC 310-20 also guides our accounting for nonrefundable fees and costs associated with lending activities such as discounts, premiums, and loan origination fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. We are generally amortizing these amounts over the contractual life of the loan.  For loan modifications, any unamortized net fees or costs and any prepayment penalties from the original loan shall be recognized in interest income when the new loan is granted.

We have a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2015.  We originate mainly small business, commercial real estate, middle market business and consumer loans.  Additionally, after thorough due diligence, we have purchased specific commercial and commercial real estate loans and small residential loan pools. A substantial portion of our borrowers’ ability to honor their contracts is dependent upon the regional economy including unemployment and the regional commercial and residential real estate markets.

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

Commercial Loans: The commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes primarily located in our market area. Although terms for commercial real estate and multi-family loans vary, the underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the sixth year and with monthly amortization not greater than 25 years and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable and are predominantly based upon the prime rate or a borrowing rate from the Federal Home Loan Bank of Pittsburgh plus a margin. Prepayment fees are charged on most loans in the event of early repayment. Generally, the personal guarantees of the principals are obtained as additional collateral for commercial real estate and multi-family real estate loans.

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

Construction and Development Loans: We originate construction loans to builders and developers predominantly in our market area. Construction and development loans are riskier than other loan types because they are more speculative in nature. Deteriorating economic or environmental conditions can negatively affect a project. Construction loans are also more difficult to evaluate and monitor.  In order to mitigate some of the risks inherent in construction lending, limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Additionally, the construction budget is reviewed prior to loan origination and the properties under construction are inspected. During the construction phase of a real estate project, the loan requires interest payments only.  Construction loans generally are for 12 to 18 months with loan-to-value ratios of not more than 75%.  Most construction loans are assigned an initial risk rating of pass-watch due to the riskier nature of the loan.

Residential Loans: Our residential mortgages were acquired in recent years in pool purchases and are secured primarily by properties located in our primary market and surrounding areas.  We originate home equity loans and home equity lines of credit in our market area with a general maximum amount of $250 thousand. The collateral must be the borrower’s primary residence and the loan-to-value does not exceed 80%. Home equity lines of credit are variable rate and are indexed to the prime rate.  Our home equity loans are either first or second liens and have a fixed rate.

Consumer Loans: We originate cash-secured and unsecured loans and lines of credit to individuals.  Unsecured loans and lines of credit have a maximum amount of $15 thousand.  Unsecured consumer loans generally have a higher interest rate than residential loans because they have additional credit risk associated with them.

For all classes of loans receivable, with the exception of tax certificates, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. When a loan is placed on non-accrual all unpaid interest is reversed from interest income. Interest payments received on impaired nonaccrual loans are normally applied against principal. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, we do not recognize income. Generally, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.  Tax certificates have no contractual maturity. Collection is dependent upon the tax payer’s redemption of the lien, which includes principal interest and fees.

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) a concession is made by us that would not otherwise be considered for a borrower with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  Our policy for TDRs is to recognize interest income on currently performing restructured loans under the accrual method.

We account for guarantees in accordance with FASB ASC Topic 460 “Guarantees” (“ASC Topic 460”).  ASC Topic 460 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  We issue financial and performance letters of credit.  Financial letters of credit require us to make a payment if the customer’s condition deteriorates, as defined in agreements.  Performance letters of credits require us to make payments if the customer fails to perform certain non-financial contractual obligations.

Allowance for Loan and Lease Losses

Our loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The allowance for loan and lease losses (the “allowance”) represents management’s estimate of losses inherent in the loan and lease portfolio as of the statement of financial condition date and is recorded as a reduction to loans and leases. The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. We consider that the determination of the allowance involves a higher degree of judgment and complexity than our other significant accounting policies. Our systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.  We also have a reserve for unfunded lending commitments, which represents management’s estimate of losses inherent in those commitments.  The reserve for unfunded loan commitments is adjusted by a provision for credit losses on off-balance sheet credit exposures and is recorded in other liabilities on the consolidated statement of financial condition.

The loan portfolio is stratified into loan classifications that have similar risk characteristics. The general allowance is based upon historical loss rates using a three-year rolling average of the historical loss experienced within each loan segment.  The qualitative factors used to adjust the historical loss experience address various risk characteristics of the our loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance calculation.

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

Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The estimated fair values of substantially all of our impaired loans are measured based on the estimated fair value of the loan’s collateral. We obtain third-party appraisals or real estate brokers’ opinions (“BPOs”) to establish the fair value of real estate collateral.  Appraised values or BPOs are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value less estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. A specific reserve is established for an impaired loan for the amount that the carrying value exceeds its estimated fair value. Once a loan is determined to be impaired it will be deducted from the portfolio balance and the net remaining balance of the portfolio will be used in the general and qualitative analysis.

Based on management’s comprehensive analysis of the loan and lease portfolio, management believes the current level of the allowance is adequate at December 31, 2015. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses the best information available to make allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the FDIC, as an integral part of its examination processes, periodically reviews our allowance for loan and lease losses. The FDIC may require the recognition of adjustments to the allowance for loan and lease losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Bank-Owned Life Insurance

Royal Bank has purchased life insurance policies on certain employees.  These policies are reflected on the consolidated balance sheets at their cash surrender value, or the amount that can be realized.  Income from these policies and changes in the cash surrender value are recorded in non-interest income.

Advertising Costs

Advertising costs are expensed as incurred.  Our advertising costs were $190 thousand and $357 thousand for 2015 and 2014, respectively.

Benefit Plans

We have a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees.  The Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. In accordance with ASC Topic 715, ”Compensation – Retirement Benefits” (“ASC Topic 715”), we recognize the Plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to AOCI.  ASC Topic 715 requires the determination of the fair value of a plan’s assets at the company’s year-end and the recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI.  These amounts were previously netted against the plan’s funded status in our consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs.  Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI.  Those amounts will subsequently be recorded as component of net periodic benefit costs as they are amortized during future periods.  Net pension expense consists of service costs and interest costs and are actually determined.  We accrue pension costs as incurred. The Plan does not have assets.  We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.

We have a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2015 and 2014,  we recorded a matching contribution expense of $134  thousand and $148 thousand, respectively.

Stock Compensation

FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements.  The costs are measured based on the fair value of the equity or liability instruments issued.  ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of ASC Topic 718 is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  ASC Topic 718 permits entities to use any option-pricing model that meets the fair value objective in the Statement.  We recorded compensation expense relating to stock options and restricted stock of $78 thousand and $17 thousand during 2015 and 2014, respectively.

At December 31, 2015, the Company had a director stock-based plan, an employee stock-based plan, and a long-term incentive compensation plan, which are more fully described in “Note 18 – Stock Compensation Plans” to the Consolidated Financial Statements.

Trust Preferred Securities

Royal Bancshares Capital Trust I/II (“Trusts”) issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company.  The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004.  We do not consolidate the Trusts as ASC Topic 810 precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns.  The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774 thousand.  In addition, the income accrued on the Company’s common stock investments is included in other income.  Refer to “Note 10 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements for more information.

Derivatives and Hedging

In support of our asset liability management process, we will implement derivative hedging strategies with the intent of reducing interest rate risk and economic value of equity risk. We account for derivatives in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). We formally designate our derivatives as cash flow hedges and document the strategy for entering into the transactions and the method of assessing ongoing effectiveness.  Changes in the fair value of the derivative are recognized in other comprehensive income (loss) until the underlying forecasted transaction is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, we use third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date.  We do not use derivative instruments for speculative purposes.

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

We formally assess, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. We discontinue hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, we will carry the derivative at fair value in the consolidated financial statements, recognizing changes in fair value in current period income in the consolidated statement of income. Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, (“ASC 740”) which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. We had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2015 and 2014.  We classify interest and penalties as an element of tax expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. As of December 31, 2015, tax years 2012 through 2014 are subject to federal examination by the IRS and years 2011 through 2014 are subject to state examination by various state taxing authorities.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

Federal and state income taxes have been provided on the basis of reported income or loss.  The amounts reflected on the tax returns differ from these provisions principally due to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets (“DTA”) and liabilities (“DTL”) for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

We are required to establish a valuation allowance for DTAs and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including past operating results and projections of future taxable income. In determining future taxable income, assumptions are made for the amount of taxable income, the reversal of temporary differences and potentially the implementation of feasible and prudent tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors. While these estimates and judgments are inherently subjective, they are consistent with the plans and estimates management uses to manage our business.

In the fourth quarter of 2015, we released a portion of our valuation allowance previously recorded on the net DTAs.  In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans and potential tax planning strategies.  At December 31, 2015, the DTA valuation allowance was $30.6 million compared to $39.1 million at December 31, 2014.  The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. There can be no assurance, however, as to when we could be in a position to recapture the remaining DTA valuation allowance. Refer to “Note 12 – Income Taxes” to the Consolidated Financial Statements for more information.

We had no material unrecognized tax benefits (“UTB”) or accrued interest and penalties as of December 31, 2015. We do not expect the total amount of UTB to significantly increase in the next twelve months.  We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2015 no significant changes to UTB are projected; however, tax audit examinations are possible.

Treasury Stock

Shares of common stock repurchased are recorded as treasury stock at cost.

Earnings Per Share Information

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

Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income (loss).  Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available for sale investment securities, non-credit related losses on other-than-temporarily impaired investment securities, adjustment to net periodic pension cost, and adjustment to the fair value of swaps.

Fair Value of Financial Instruments

For information on the fair value of our financial instruments refer to “Note 21 - Fair Value of Financial Instruments” to the Consolidated Financial Statements.

Restrictions on Cash and Amounts Due From Banks

Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank.  At December 31, 2015 and 2014, these reserve balances amounted to $100 thousand.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 14-09”), which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. In August 2015, the FASB Issued ASU 2015-14 which deferred the effective date to December 31, 2017 and the initial application date (e.g. January 1, 2018.) We do not believe ASU 2014-09 will have a material effect on its financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in OCI in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We do not believe ASU 2016-01 will have a material effect on its financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

Note 2.Regulatory Matters and Significant Risks or Uncertainties

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

Dividend and Interest Restrictions

On August 13, 2009, our Board suspended the regular quarterly cash dividends on the 30,407 shares of Series A Preferred Stock and, accordingly, the Company is not permitted at this time to pay dividends on our Class A or Class B Common Stock. Additionally, under the terms of the Federal Reserve MOU, we are prohibited from redeeming the Series A Preferred Stock, or paying any dividends on shares of our stock without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

We received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the United States Department of Treasury (“Treasury”).  On June 20, 2014, Treasury announced that it had priced auctions of preferred stock of six institutions, including all of the 30,407 shares of the Series A Preferred Stock, issued by the Company to the Treasury in 2009. The Series A Preferred Stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A Preferred Stock outstanding. As previously disclosed, the Company was a bidder in the auction and was allocated 11,551 shares of Series A Preferred Stock for repurchase at the clearing price of $1,207.11. Closing for the sale of the Series A Preferred Stock by Treasury, including the repurchase of 11,551 shares of Series A Preferred Stock by the Company, occurred on July 2, 2014.  The dividend in arrears including interest on the remaining 18,856 shares of Series A preferred stock is approximately $8.9 million.  In the event the Company declared the preferred dividend in arrears the Company’s equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Under the Federal Reserve MOU, we may not declare or pay any dividends on our capital stock or make interest payments related to our outstanding trust preferred securities or subordinate securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the 2015,  we received approval from the Federal Reserve Bank and paid all quarterly interest payments on the trust preferred securities.

Note 3.    Investment Securities

The carrying value and fair value of investment securities available for sale (“AFS”) at December 31, 2015 and December 31, 2014 are as follows:

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

As of December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,123	$—	$(834)	$25,289
Mortgage-backed securities-residential	22,073	375	(61)	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	167,711	2,350	(1,084)	168,977
Non-agency	3,738	7	(14)	3,731
Corporate bonds	15,617	144	(34)	15,727
Municipal bonds	10,117	91	(35)	10,173
Other securities	2,684	1,350	—	4,034
Common stocks	33	17	—	50
Total available for sale	$248,096	$4,334	$(2,062)	$250,368

The amortized cost and fair value of investment securities at December 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2015
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	15,117	14,885
After 5 but within 10 years	13,307	13,227
After 10 years	9,113	8,938
Mortgage-backed securities-residential	11,002	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	170,734
Non-agency	2,729	2,704
Total available for sale debt securities	222,032	221,546
No contractual maturity	2,076	2,521
Total available for sale securities	$224,108	$224,067

Proceeds from the sales of AFS investments during the year ended  December 31, 2015 and 2014 were $47.0 and $72.3 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the year ended
	December 31,
(In thousands)	2015	2014
Gross realized gains	$925	$1,327
Gross realized losses	(25)	(950)
Net realized gains	$900	$377

We recorded $14 thousand and $41 thousand in OTTI charges in 2015 and 2014, respectively, related to one private equity investment.  There was no non-credit related impairment losses on debt securities held at December 31, 2015 or December 31, 2014 for which a portion of OTTI was recognized in other comprehensive income.  As of December 31, 2015, investment securities with a market value of $92.9 million were pledged as collateral for borrowings.

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014:

December 31, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$6,681	$(57)	2	$18,882	$(507)	6	$25,563	$(564)	8
Mortgage-backed securities-residential	5,140	(5)	2	2,574	(45)	1	7,714	(50)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	87,020	(994)	31	15,644	(560)	5	102,664	(1,554)	36
Non-agency	1,101	(26)	1	—	—	—	1,101	(26)	1
Municipal bonds	6,080	(52)	7	—	—	—	6,080	(52)	7
Total available for sale	$106,022	$(1,134)	43	$37,100	$(1,112)	12	$143,122	$(2,246)	55

December 31, 2014	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$25,289	$(834)	8	$25,289	$(834)	8
Mortgage-backed securities-residential	—	—	—	8,913	(61)	3	8,913	(61)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	36,757	(204)	12	38,798	(880)	12	75,555	(1,084)	24
Non-agency	1,432	(14)	1	—	—	—	1,432	(14)	1
Corporate bonds	8,054	(25)	5	991	(9)	1	9,045	(34)	6
Municipal bonds	1,639	(7)	2	3,079	(28)	4	4,718	(35)	6
Total available for sale	$47,882	$(250)	20	$77,070	$(1,812)	28	$124,952	$(2,062)	48

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of December 31, 2015, we had eight U.S. Agency securities with a fair value of $25.6 million and gross unrealized losses of $564 thousand.  Six of the bonds had been in an unrealized loss position for twelve months or longer at December 31, 2015. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2015.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of December 31, 2015, we had three mortgage-backed securities with a fair value of $7.7 million and gross unrealized losses of $50 thousand.  One of the mortgage-backed securities had been in an unrealized loss position for twelve months or longer. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2015.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of December 31, 2015, we had 36 Agency CMOs with a fair value of $102.7 million and gross unrealized losses of $1.6 million.  Five of the Agency CMOs had been in an unrealized loss position for twelve months or longer and the other 31 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2015.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of December 31, 2015, we had one non-agency CMO with a fair value of $1.1 million and a gross unrealized loss of $26 thousand.  The bond has been in an unrealized loss position for less than twelve months.  We do not intend to sell this security before recovery of its cost basis, and it is not more likely than not we will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at December 31, 2015.

Municipal bonds:  As of December 31, 2015, we had seven municipal bonds with a fair value $6.1 million and gross unrealized losses of $52 thousand.  All seven of the municipal bonds had been in an unrealized loss position for less than twelve months.   Because we do not intend to sell the bonds and it is not more likely than not that the we will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at December 31, 2015.

Other securities:  As of December 31, 2015, we had six investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, we review the funds’ financials, asset values, and near-term projections.  During 2015, an OTTI charge of $14 thousand was recorded on one private equity investment.  Management concluded that the impairment on this investment was other-than-temporary.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Commercial real estate	$225,679	$175,038
Construction and land development	47,984	45,662
Commercial and industrial	85,980	76,489
Multi-family	16,249	13,823
Residential real estate	51,588	42,992
Leases	64,341	51,583
Tax certificates	4,755	7,191
Consumer	2,527	2,354
Total loans, net of unearned income	$499,103	$415,132

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

The following tables present risk ratings for each loan portfolio classification at December 31, 2015 and December 31, 2014.

As of December 31, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$191,320	$31,994	$870	$—	$1,495	$225,679
Construction and land development	4,429	43,410	—	—	145	47,984
Commercial and industrial	68,998	13,971	195	2,065	751	85,980
Multi-family	15,982	267	—	—	—	16,249
Residential real estate	50,699	—	—	—	889	51,588
Leases	62,896	319	39	—	1,087	64,341
Tax certificates	3,630	—	—	—	1,125	4,755
Consumer	2,439	88	—	—	—	2,527
Total loans, net of unearned income	$400,393	$90,049	$1,104	$2,065	$5,492	$499,103

As of December 31, 2014
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$140,045	$27,229	$2,512	$1,568	$3,684	$175,038
Construction and land development	12,861	32,165	—	—	636	45,662
Commercial and industrial	60,500	8,527	1,608	3,337	2,517	76,489
Multi-family	12,995	310	518	—	—	13,823
Residential real estate	42,033	—	—	—	959	42,992
Leases	51,113	152	1	—	317	51,583
Tax certificates	5,491	—	—	—	1,700	7,191
Consumer	2,194	160	—	—	—	2,354
Total loans, net of unearned income	$327,232	$68,543	$4,639	$4,905	$9,813	$415,132

The following tables present an aging analysis of past due payments for each loan portfolio classification at December 31, 2015 and December 31, 2014.

As of December 31, 2015	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$96	$—	$—	$1,495	$224,088	$225,679
Construction and land development	507	—	—	145	47,332	47,984
Commercial and industrial	910	592	—	751	83,727	85,980
Multi-family	—	—	—	—	16,249	16,249
Residential real estate	724	159	—	889	49,816	51,588
Leases	319	39	—	1,087	62,896	64,341
Tax certificates	—	—	—	1,125	3,630	4,755
Consumer	—	—	—	—	2,527	2,527
Total loans, net of unearned income	$2,556	$790	$—	$5,492	$490,265	$499,103

As of December 31, 2014	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$311	$533	$—	$3,684	$170,510	$175,038
Construction and land development	—	—	—	636	45,026	45,662
Commercial and industrial	92	449	—	2,517	73,431	76,489
Multi-family	—	—	—	—	13,823	13,823
Residential real estate	165	162	—	959	41,706	42,992
Leases	152	1	—	317	51,113	51,583
Tax certificates	—	—	—	1,700	5,491	7,191
Consumer	—	—	—	—	2,354	2,354
Total loans, net of unearned income	$720	$1,145	$—	$9,813	$403,454	$415,132

Total non-accrual loans at December 31, 2015 were $5.5 million compared to $9.8 million at December 31, 2014.  If interest had accrued on these loans, such income would have been approximately $703 thousand and $1.0 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company had no loans past due 90 days or more on which interest continues to accrue.

Impaired Loans

Total cash collected on impaired loans during the year ended  December 31, 2015 and 2014 was $9.6 million and $7.0 million respectively, of which $8.4 million and $6.4 million was credited to the principal balance outstanding on such loans, respectively.  Interest income recognized on a cash basis on impaired loans and leases was $234 thousand and $377 thousand for 2015 and 2014, respectively

  Troubled Debt Restructurings

The following table details our TDRs that are on an accrual status and non-accrual status at December 31, 2015 and December 31, 2014.

	As of December 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$24	$—	$24
Construction and land development	1	—	145	145
Commercial and industrial	3	2,315	—	2,315
Residential real estate	1	—	92	92
Total	6	$2,339	$237	$2,576

	As of December 31, 2014
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	3	$2,883	$—	$2,883
Construction and land development	3	47	636	683
Commercial and industrial	5	3,643	1,448	5,091
Residential real estate	1	—	102	102
Total	12	$6,573	$2,186	$8,759

As of December 31, 2015, the one construction and land development TDR, cited in the above table, was not in compliance with its restructured terms due to payment defaults. There were no TDRs not in compliance with their restructured terms in 2014.  We did not have any newly restructured loans that fit the criteria for classification as a TDR during the year ended December 31, 2015.

The following table presents the new TDRs that occurred during the year ended December 31, 2014.

Modifications by type for the year ended December 31, 2014
							Pre-	Post-
							Modification	Modification
							Outstanding	Outstanding
	Number of				Combination		Recorded	Recorded
(Dollars in thousands)	loans	Rate	Term	Payment	of types	Total	Investment	Investment
Commercial and industrial	3	$—	$232	$—	$27	$259	$262	$262
Total	3	$—	$232	$—	$27	$259	$262	$262

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure. As of December 31, 2015, we did not have any foreclosed residential real estate property as a result of physical possession. However, as of December 31, 2015, we had residential mortgage loans with a carrying value of $399 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of December 31, 2015 and December 31, 2014.

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(622)	(264)	(566)	—	—	(612)	(471)	—	—	(2,535)
Recoveries	380	503	282	—	20	26	53	—	—	1,264
(Credit) provision	(588)	(857)	17	(114)	(50)	906	98	(11)	(149)	(748)
Ending balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Ending balance: related to loans individually evaluated for impairment	$77	$—	$100	$—	$27	$194	$—	$—	$—	$398
Ending balance: related to loans collectively evaluated for impairment	$3,545	$1,674	$1,413	$171	$559	$1,555	$347	$27	$—	$9,291
LHFI
Ending balance	$225,679	$47,984	$85,980	$16,249	$51,588	$64,341	$4,755	$2,527	$—	$499,103
Ending balance: individually evaluated for impairment	$1,469	$145	$2,687	$—	$889	$876	$1,125	$—	$—	$7,191
Ending balance: collectively evaluated for impairment	$224,210	$47,839	$83,293	$16,249	$50,699	$63,465	$3,630	$2,527	$—	$491,912

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2014

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$5,498	$2,316	$3,006	$402	$473	$1,223	$555	$15	$183	$13,671
Charge-offs	(354)	(172)	(452)	—	—	(793)	(350)	—	—	(2,121)
Recoveries	—	940	27	—	15	42	1	—	—	1,025
(Credit) provision	(692)	(792)	(801)	(117)	128	957	461	23	(34)	(867)
Ending balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Ending balance: related to loans individually evaluated for impairment	$200	$—	$301	$—	$28	$80	$432	$—	$—	$1,041
Ending balance: related to loans collectively evaluated for impairment	$4,252	$2,292	$1,479	$285	$588	$1,349	$235	$38	$149	$10,667
Loan Balances
Ending balance	$175,038	$45,662	$76,489	$13,823	$42,992	$51,583	$7,191	$2,354	$—	$415,132
Ending balance: individually evaluated for impairment	$6,795	$683	$5,846	$—	$959	$95	$1,700	$—	$—	$16,078
Ending balance: collectively evaluated for impairment	$168,243	$44,979	$70,643	$13,823	$42,033	$51,488	$5,491	$2,354	$—	$399,054

The following tables detail the LHFI that were evaluated for impairment by loan classification at December 31, 2015 and December 31, 2014.

	At and for the December 31, 2015
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$1,323	$931	$—	$4,144	$335
Construction and land development	546	145	—	376	—
Commercial and industrial	2,662	2,576	—	4,314	233
Tax certificates	5,666	1,125	—	904	—
Total:	$10,197	$4,777	$—	$9,738	$568

With an allowance recorded:
Commercial real estate	$926	$538	$77	$334	$—
Construction and land development	—	—	—	90	—
Commercial and industrial	2,500	111	100	172	—
Residential real estate	1,033	889	27	938	—
Leases	876	876	194	243	—
Tax certificates	—	—	—	188	—
Total:	$5,335	$2,414	$398	$1,965	$—

	At and for the year ended December 31, 2014
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$6,632	$6,113	$—	$5,089	$98
Construction and land development	894	683	—	2,233	71
Commercial and industrial	5,358	5,118	—	5,786	208
Tax certificates	1,120	890	—	867	—
Total:	$14,004	$12,804	$—	$13,975	$377

With an allowance recorded:
Commercial real estate	$926	$682	$200	$529	$—
Construction and land development	—	—	—	145	—
Commercial and industrial	2,500	728	301	688	—
Residential real estate	1,068	959	28	864	—
Leases	95	95	80	108	—
Tax certificates	4,835	810	432	145	—
Total:	$9,424	$3,274	$1,041	$2,479	$—

Note 6.Other Real Estate Owned

At December 31, 2015, OREO is comprised of two real estate properties acquired through, or in lieu of, foreclosure in settlement of loans and 60 real estate properties, primarily located in New Jersey, acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from December 31, 2014 to December 31, 2015 and December 31, 2013 to December 31, 2014.

	For the year ended December 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,735)	(4,730)	(6,465)
Net gains on sales	60	859	919
Transfers in	1,671	2,671	4,342
Cash additions	—	558	558
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(578)	(703)
Ending balance	$220	$7,215	$7,435

	For the year ended December 31, 2014
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$1,725	$7,892	$9,617
Net proceeds from sales	(1,336)	(2,970)	(4,306)
Net gain on sales	59	684	743
Transfers in	—	2,919	2,919
Cash additions	—	1,330	1,330
Impairment charge	(99)	(425)	(524)
Ending balance	$349	$9,430	$9,779

At December 31, 2015, OREO was comprised of $215 thousand in land, $7.2 million in tax liens, and residential real estate, related to a condominium construction project in Minneapolis, Minnesota in which we are a participant with a fair value of $5 thousand.  At December 31, 2014, OREO assets acquired through the tax lien portfolio were comprised of 79 properties and were primarily located in New Jersey.

NOTE 7.  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

		As of December 31,
(In thousands)	Estimated Useful Lives	2015	2014
Land		$1,156	$2,135
Buildings and leasehold improvements	5 - 39 years	5,433	6,160
Furniture, fixtures and equipment	3 - 7 years	7,796	7,694
Premises and equipment, gross		14,385	15,989
Less accumulated depreciation and amortization		(10,426)	(10,788)
Premises and equipment, net		$3,959	$5,201

Depreciation and amortization expense related to premises and equipment was approximately $634 thousand and $569 thousand, for the years ended 2015 and 2014, respectively.  In 2015, we continued with the execution of our real estate rationalization plan and sold a Company owned building.  We received $1.4 million in proceeds and recorded a gain of $324 thousand as a result of this sale. In 2014, we sold one branch property and received $303 thousand in net proceeds which resulted in a gain of $107 thousand.

NOTE 8. LEASE COMMITMENTS

The Company leases various premises under operating lease agreements, which expire through 2024 and require minimum annual rentals.  Some of these leases are cancelable.  The approximate minimum rental commitments under the leases are as follows for the year ended December 31, 2015:

As of
(In thousands)	December 31, 2015
2016	1,134
2017	1,099
2018	1,110
2019	631
2020	520
Thereafter	1,506
Total lease commitments	$6,000

The leases contain options to extend for periods from one to ten years.  The cost of such lease extensions is not included in the above table.  Rental expense for all leases was approximately $1.3 million and $890 thousand for the years ended December 31, 2015 and 2014, respectively.

Note 9.Deposits

The Company’s deposit composition as of December 31, 2015 and December 31, 2014 is presented below:

	December 31,	December 31,
(In thousands)	2015	2014
Non-interest bearing checking	$83,529	$73,665
NOW	42,558	46,515
Interest-bearing brokered deposits	25,000	—
Money Market	165,251	166,224
Savings	53,833	18,721
Time deposits (over $250)	16,816	15,132
Time deposits ($250 and under)	190,905	210,168
Total deposits	$577,892	$530,425

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2015
2016	97,888
2017	50,781
2018	14,545
2019	22,120
2020	14,685
Thereafter	7,702
Total certificates of deposit	$207,721

Note 10.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of December 31, 2015, Royal Bank had $229.9 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $54.0 million and had a weighted average rate of 1.35% at December 31, 2015 compared to $55.0 million and a weighted average rate of 1.36% at December 31, 2014.  The average balance of advances with the FHLB was $53.6 million and $59.4 million for 2015 and 2014, respectively. The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities.  As of December 31, 2015, investment securities with a fair value of $32.0 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2015	$—	—%	$10,000	0.71%
2016	19,000	0.85%	10,000	1.11%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$54,000		$55,000

2.	Other borrowings

We have a note payable with PNC Bank (“PNC”) as of December 31, 2015 in the amount of $2.0 million compared to $2.4 million as of December 31, 2014.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2015 was 0.57%.

At December 31, 2015 and 2014,  we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%.  During the fourth quarter of 2014, the Company pre-paid $5.0 million in principal to reduce future interest expense and incurred a prepayment penalty of $402 thousand.  The note payable and the borrowings are secured by government agencies and mortgage-backed securities. As of December 31, 2015, investment securities with a market value of $43.8 million were pledged as collateral to secure all $37.0 million in borrowings with PNC.

Royal Bank also has $20.0 million in lines of credit, of which $0 was outstanding, with two local financial institutions at December 31, 2015 compared to a $10.0 million line of credit, of which $0 was outstanding at December 31, 2014.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.66% at December 31, 2015, and reset quarterly at 3-month LIBOR plus 2.15%.

Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387 thousand of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to the Company.  We have fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payments in 2015 and 2014.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In 2014, we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in our cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy. This derivative was used as part of the asset/liability management process, is linked to a specific liability, and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. As of December 31, 2015, an investment security with a fair value of $671 thousand  was pledged as collateral to the counterparty of this transaction.

The effects of the derivative instrument on the Consolidated Financial Statements for December 31, 2015 and 2014  were as follows:

	As of December 31, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(555)	Other liabilities	June 24, 2021
Total:	$15,000	$(555)

	As of December 31, 2014
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(187)	Other liabilities	June 24, 2021
Total:	$15,000	$(187)

For the year ended December 31, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(366)	Not Applicable	$—
Total:	$(366)		$—

For the year ended December 31, 2014
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(187)	Not Applicable	$—
Total:	$(187)		$—

NOTE 12. INCOME TAXES

The components of income tax (benefit) expense are stated below:

	For the years ended December 31,
(In thousands)	2015	2014
Income tax (benefit) expense
Current-federal	$21	$(654)
Current-state	16	—
Deferred	(5,176)	—
Income tax benefit	$(5,139)	$(654)

The income tax benefit for 2015 is largely due to the release of a portion of the valuation allowance against the net deferred tax assets (“DTA”) during the fourth quarter of 2015.

The difference between the income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% in 2015 and 2014 is as follows:

	For the years ended December 31,
(In thousands)	2015	2014
Computed tax expense at statutory rate	$2,169	$1,645
Non-controlling interest	(205)	(186)
Alternative minimum tax ("AMT") expense	21	—
Fines and penalties	—	28
Stock options expense	20	71
Nondeductible expense	146	18
Bank owned life insurance	(169)	(174)
Capital loss carryover-expired	—	202
Charitable contributions carryover-expired	—	2
Refunds-prior year amended tax return filings	—	(654)
Federal net operating loss-KNBT*	1,368	—
State taxes (net of federal benefit)	8	—
Adjustment to prior year items	67	(3,584)
(Decrease) increase in valuation allowance	(8,564)	1,978
Income tax benefit	$(5,139)	$(654)

*KNBT: Knoblauch State Bank

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2015	2014
Deferred tax assets
Allowance for loan and lease losses and unfunded loan commitments	$2,699	$3,544
Net operating loss carryforwards	22,546	23,801
Security writedowns	1,020	1,855
OREO writedowns	139	465
Investment in partnerships	1,698	2,046
Pension obligations	5,108	5,249
Unrealized losses on debt securities	165	—
Share-based compensation cost	83	77
Non-accrual interest	366	287
Capital loss carryovers	1,618	1,739
Charitable contribution carryovers	24	16
Employee bonuses	184	91
Accrued liabilities	181	163
Alternative minimum tax credit carryforward	302	282
Derivative instruments	189	—
Other	311	100
Total deferred tax assets before valuation allowance	36,633	39,715
Less valuation allowance	(30,573)	(39,137)
Deferred tax assets, net of valuation allowance	6,060	578
Deferred tax liabilities
Penalties on delinquent tax certificates	35	72
Unrealized gains on AFS debt securities	—	308
Unrealized gains on AFS equity securities	151	434
Prepaid deductions	43	17
Other	114	55
Total deferred tax liabilities	343	886
Net deferred tax (liability) asset, included in other assets	$5,717	$(308)

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.    We are required to establish a valuation allowance for DTAs and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management evaluates the DTAs for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. These estimates and judgments are inherently subjective.  Based on the analysis of the DTAs at December 31, 2015, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future. As a result of this assessment, we released $5.4 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense.  In accordance with ASC 740, we considered the following sources of income in reaching our conclusion:

•	Future reversal of temporary differences
•	Future taxable income exclusive of reversing temporary differences and carryforwards
•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law
•	Tax-planning strategies

The positive evidence that outweighed the negative evidence in management’s assessment included, but was not limited to, the following:

•	Positive cumulative pre-tax earnings over the prior three year period ended December 31, 2015.
•	Improvement in asset quality and net interest income.
•	Management’s consistent ability to exceed annual forecasted financial results.
•	Significant reductions in historical credit-related losses and investment impairment.
•	Net operating loss carryforwards do not begin to expire until 2028.

The total change to our valuation allowance on the net DTAs was $7.2 million.  The change consisted of a gross change in the valuation allowance of $8.6 million and was offset with the write-off of an expiring net operating loss (“NOL”) DTA of $1.4 million that had a full valuation allowance against it. At December 31, 2014, we had NOLs of approximately $4.0 million available to be utilized related to net operating loss carryovers from the acquisition of Knoblauch State Bank. The utilization of these losses was subject to limitation under Section 382 of the Internal Revenue Code.  The ability to utilize these carryovers expired in 2015 and we wrote off a gross DTA of $1.4 million related to these NOLs. Consequently, the total amount of our valuation allowance previously recorded on the net DTAs that we released was $7.2 million, representing current income tax expense for the year of $2.1 million that was not required to be recorded in income tax expense due to a corresponding valuation allowance release of $2.1 million.  The balance of the change in our valuation allowance in 2015 was recorded as a net tax benefit in income tax expense for $5.1 million.

The ability to recognize the remaining DTAs that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. There can be no assurance, however, as to when we could be in a position to reverse the remaining DTA valuation allowance. The deferred tax assets/ (liabilities), net of valuation allowances, totaled $5.7 million and $(308) thousand at December 31, 2015 and 2014, respectively.

A significant component of the DTAs at December 31, 2015 is our federal NOL carryforwards of approximately $63.2 million and state NOL carryforwards of $147.5 million which are available to be carried forward to future tax years.  The federal loss carryforwards will begin to expire in 2028 and the state NOLs will begin to expire in 2026 if not fully utilized.

As of December 31, 2015,  we have capital loss carryforwards of approximately $4.8 million which will begin to expire as of December 31, 2016 if not utilized. We also have charitable contribution carryovers of $69 thousand which will begin to expire as of December 31, 2016 if not utilized but would likely be converted to NOLs.  We also have general business tax credit carryovers of $1 thousand that will begin to expire as of December 31, 2030 if not utilized and AMT tax credits of $302 thousand that have an indefinite life.

We had no material unrecognized tax benefits (“UTB”) or accrued interest and penalties as of December 31, 2015. We do not expect the total amount of UTB to significantly increase in the next twelve months.  As of December 31, 2015 no significant changes to UTB are projected; however, tax audit examinations are possible.  As of December 31, 2015, tax years 2012 through 2014 are subject to federal examination by the IRS and years 2011 through 2014 are subject to state examination by various state taxing authorities.

Note 13.FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

Our exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$72,988	$48,929
Commitments to extend credit	8,497	6,430
Standby letters of credit and financial guarantees written	515	371

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

We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory or equipment.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Most guarantees extend for one year and expire in decreasing amounts through October 2016.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We hold personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments is approximately 75%.

NOTE 14. LEGAL CONTINGENCIES

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

Note 15. Shareholders’ Equity

1.	Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the Treasury, we issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of our Class A common stock.  The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and originally paid cumulative dividends at a rate of 5% per annum.  In February 2014, the cumulative dividend rate on the Series A Preferred Stock increased to 9% per annum.  The Series A Preferred Stock may generally be redeemed by us at any time following consultation with our primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  As a result of the shareholders’ right offering described below, the number of warrants to purchase our Class A common stock adjusted to 1,368,040 and the warrant exercise price decreased to $3.33 per share of the common stock.

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

In 2009, our Board suspended the regular quarterly cash dividends on the Series A Preferred Stock.  Our Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum. As a result of the Company’s repurchase of 11,551 shares of Series A Preferred Stock, approximately $3.5 million of the Series A Preferred stock dividend in arrears was eliminated. As of December 31, 2015, the Series A Preferred stock dividend in arrears including interest was approximately $8.9 million and has not been recognized in the consolidated financial statements.

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

Note 16.Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of December 31, 2015, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

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

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2015 and the previous 21 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2015	$87,354	15.80%	$44,225	8.00%	$55,281	10.00%
At December 31, 2014	$78,582	15.89%	$39,573	8.00%	$49,466	10.00%
Tier 1 capital (to risk-weighted assets)
At December 31, 2015	$80,410	14.55%	$33,169	6.00%	$44,225	8.00%
At December 31, 2014	$72,330	14.62%	$19,787	4.00%	$29,680	6.00%
Tier 1 capital (to average assets, leverage)
At December 31, 2015	$80,410	10.59%	$30,374	4.00%	$37,968	5.00%
At December 31, 2014	$72,330	10.12%	$28,585	4.00%	$35,731	5.00%
Common equity Tier 1 (to risk-weighted assets)
At December 31, 2015	$58,824	10.64%	$24,876	4.50%	$35,933	6.50%

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the year ended	For the year ended
(In thousands)	December 31, 2015	December 31, 2014
RAP net income	$9,161	$1,924
Tax lien adjustment, net of noncontrolling interest	1,973	3,170
U.S. GAAP net income	$11,134	$5,094

	At December 31, 2015		At December 31, 2014
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.80%	16.11%	15.89%	16.44%
Tier 1 capital (to risk-weighted assets)	14.55%	14.85%	14.62%	15.17%
Tier 1 capital (to average assets, leverage)	10.59%	10.82%	10.12%	10.52%
Common equity Tier 1 (to risk-weighted assets)	10.64%	10.96%	NA	NA

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2015	$103,355	18.57%	$44,516	8.00%	$55,645	10.00%
At December 31, 2014	$95,944	19.20%	$39,986	8.00%	$49,983	10.00%
Tier 1 capital (to risk-weighted assets)
At December 31, 2015	$95,316	17.13%	$33,387	6.00%	$33,387	6.00%
At December 31, 2014	$86,329	17.27%	$19,993	4.00%	$29,990	6.00%
Tier 1 capital (to average assets, leverage)
At December 31, 2015	$95,316	12.44%	$30,638	4.00%	N/A	N/A
At December 31, 2014	$86,329	11.88%	$29,056	4.00%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At December 31, 2015	$52,115	9.37%	$25,040	4.50%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2015 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the year ended	For the year ended
(In thousands)	December 31, 2015	December 31, 2014
U.S. GAAP net income	$10,993	$5,110
Tax lien adjustment, net of noncontrolling interest	(1,973)	(3,170)
RAP net income	$9,020	$1,940

	At December 31, 2015		At December 31, 2014
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	18.57%	18.28%	19.20%	18.67%
Tier 1 capital (to risk-weighted assets)	17.13%	16.71%	17.27%	16.74%
Tier 1 capital (to average assets, leverage)	12.44%	12.13%	11.88%	11.49%
Common equity Tier 1 (to risk-weighted assets)	9.37%	9.04%	NA	NA

Note 17.Pension Plan

The following table sets forth our pension plan’s funded status and amounts recognized in our consolidated balance sheets within other liabilities:

	For the years ended December 31,
(In thousands)	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$15,438	$14,488
Service cost	64	64
Interest cost	565	538
Benefits paid	(971)	(967)
Actuarial (gain) loss	(72)	1,315
Benefits obligation at end of year	$15,024	$15,438
Amounts recognized in accumulated other comprehensive income (loss)
Unrecognized prior service cost	-	90
Unrecognized actuarial loss	3,677	3,935
AOCI related to pension plan	$3,677	$4,025

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies. The accumulated benefit obligation at December 31, 2015 and 2014 was $14.9 million and $15.3 million, respectively.

The table below reflects the assumptions used to determine the benefit obligations:
	As of December 31,
	2015	2014
Discount rate	3.81%	3.52%
Rate of compensation increase	4.00%	4.00%

The table below reflects the assumptions used to determine the net periodic pension cost:

	As of December 31,
	2015	2014
Discount rate	3.81%	3.52%
Rate of compensation increase	4.00%	4.00%

Net periodic defined benefit pension expense for the years ended December 31, 2015 and 2014 included the following components:

	For the year ended
	December 31,
(In thousands)	2015	2014
Service cost	$64	$64
Interest cost	565	538
Amortization of prior service cost	90	90
Amortization of actuarial loss	186	128
Net periodic benefit cost	$905	$820

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2015
Non-Qualified
(In thousands)	Pension Plans
2016	$1,005
2017	1,015
2018	1,015
2019	1,028
2020	1,096
Next five years thereafter	5,798

A substantial portion of the benefit payments are expected to be made from insurance policies owned by the Company.  The cash surrender value for these policies was approximately $3.8 million and $3.6 million as of December 31, 2015 and 2014, respectively.

Defined Contribution Plan

We have a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching dollar for dollar of any contribution up to 5%, which is subject to a $2,500 per employee annual limit.  The 401(k) matching contribution was $134 thousand and $148 thousand for  2015 and 2014, respectively.

NOTE 18. STOCK COMPENSATION PLANS

We recognized compensation expense for stock options in the amounts of $64 thousand and $17 thousand in 2015 and 2014, respectively. We granted 146,500 and 52,500 options to purchase common stock in 2015 and 2014, respectively.

1.	Outside Directors’ Stock Option Plan

We had a non-qualified outside Directors’ Stock Option Plan (the “Directors’ Plan”) which expired in 2006.  At December 31, 2015 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

A summary of the Directors’ Plan activity is presented below:

	2015				2014
		Weighted	Weighted	(1)		Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	12,724	$21.83	0.9		25,670	$22.00
Forfeited	(3,181)	21.83			(4,756)	21.81
Expired	(4,818)	21.88			(8,190)	22.38
Options outstanding at the end of the year	4,725	$21.78	0.5	$—	12,724	$21.83
Options exercisable at the end of the year	4,725	$21.78	0.5	$—	12,724	$21.83

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2015.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the aggregate intrinsic value was $0 at December 31, 2015.

Information pertaining to options outstanding at December 31, 2015 is as follows:

			Options outstanding and exercisable
				Weighted	Weighted
				Average	Average
Range of			Number	Exercise	Remaining
exercise prices			Outstanding	Price	Term (yrs)
$21.00	-	$23.00	4,725	$21.78	0.5
			4,725	$21.78	0.5

2.  Employee Stock Option and Appreciation Rights Plan

We had a Stock Option and Appreciation Rights Plan (the “Plan”) which expired in 2006.  At December 31, 2015 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

A summary of the Plan activity is presented below:

	2015				2014
		Weighted	Weighted	(1)		Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	35,612	$21.82	1.0		82,780	$22.06
Forfeited	(1,749)	21.81			(13,309)	21.89
Expired	(14,802)	21.88			(33,859)	22.38
Options outstanding at the end of the year	19,061	$21.78	0.5	$—	35,612	$21.82
Options exercisable at the end of the year	19,061	$21.78	0.5	$—	35,612	$21.82

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2015.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the aggregate intrinsic value was $0 at December 31, 2015.

Information pertaining to options outstanding at December 31, 2015 is as follows:

			Options outstanding and exercisable
				Weighted	Weighted
				Average	Average
Range of			Number	Exercise	Remaining
exercise prices			Outstanding	Price	Term (yrs)
$21.00	-	$23.00	19,061	$21.78	0.5
			19,061	$21.78	0.5

3.	Long-Term Incentive Plan

Our current share based payment plan is the 2007 Long-Term Incentive Plan (“LTI Plan”), which consists of stock option grants and restricted stock awards.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The LTI Plan includes one million shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 4.0% of  the total outstanding shares of the Class A common stock.

As of December 31, 2015,  703,131 shares in the LTI plan are available for future grants. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable based on the grant’s vesting schedule beginning one year after the date of grant and must be exercised within ten years of the grant date.  Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date. Compensation expense for stock options is recognized over the requisite service period. During 2015 and 2014,  we recognized $64 thousand and $17 thousand, respectively, in compensation expense for stock options.  At December 31, 2015, approximately $123 thousand remained to be recognized in compensation expense over a weighted-average period of 2.0 years.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model.  The risk-free interest rate for the expected term of the stock option awared is based on the U.S. Treasury yield curve in effect at the time of the grant. Average volatility is based on the historical volatility of our common stock. The average expected life represents the period of time that stock option grants are expected to be outstanding and are based on historical data. The following assumptions were used to estimate the fair value of the options granted during 2015 and 2014:

	2015	2014
Weighted average risk-free interest rate	1.57%	2.26%
Weighted average volatility	77.01%	85.29%
Expected dividend yield	—%	—%
Weighted average expected life	5.0 years	5.0 years

A summary of the status of the stock options in the LTI Plan is presented below:

	2015				2014
		Weighted	Weighted	(1)		Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	130,709	$5.60	4.9		89,386	$7.95
Granted	146,500	1.78			52,500	2.05
Forfeited	(5,340)	3.98			(11,177)	7.81
Options outstanding at the end of the year	271,869	$3.57	6.4	$—	130,709	$5.60
Options exercisable at the end of the year	88,699	$7.23	3.7	$—	68,209	$8.94

Weighted-average fair value of options granted during the year		$1.11				$1.39

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2015. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the aggregate intrinsic value was $0 at December 31, 2015.

Information pertaining to options outstanding at December 31, 2015 is as follows:

			Options issued and outstanding			Options exercisable
				Weighted	Weighted		Weighted	Weighted
				Average	Average		Average	Average
Range of			Number	Exercise	Remaining	Number	Exercise	Remaining
exercise prices			Outstanding	Price	Term (yrs)	Exercisable	Price	Term (yrs)
$1.00	-	$4.00	209,000	$1.79	8.9	25,830	$1.73	8.1
$4.01	-	$10.00	42,750	4.50	2.8	42,750	4.50	2.8
$10.01	-	$23.00	20,119	20.08	1.6	20,119	20.08	1.6
			271,869	$3.57	7.4	88,699	$8.94	4.0

The following table provides detail for non-vested stock options under the LTI Plan as of December 31, 2015:

		Weighted
		Average
		Exercise
	Options	Price
Non-vested options December 31, 2014	62,500	$1.94
Granted	146,500	1.78
Forfeited	(5,000)	2.88
Vested	(20,830)	1.82
Non-vested options December 31, 2015	183,170	$1.94

Under the aforementioned LTI Plan, we are authorized to grant share-based incentive compensation awards for corporate performance to employees. These awards may be granted in the form of performace restricted shares of our common stock.  The vesting of awards is contingent upon meeting performance goals stated in the specific awards when granted. The awards are not permitted to be transferred during the restricted time period from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied. Awards are also forfeited if the employee terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement age. Vested awards are converted to shares of our common stock at the end of the restricted time period. The fair market value of each employee based award is estimated based on the fair market value of our common stock on the date of the grant and probable performance goals to be achieved and estimated forfeitures. If such goals are not met then no compensation cost would be recognized and any recognized compensation cost would be reversed. At December 31, 2015 of the 703,131 shares available for future grants, 225,000 shares are available for future restricted stock grants.  During 2015, we recognized $14 thousand in compensation expense for restricted stock grants.  At December 31, 2015, approximately $31 thousand remained to be recognized in compensation expense over a weighted-average period of 2.0 years.

The following table details the restricted stock awards as of December 31, 2015:

		Weighted
		Average
		Exercise
	Options	Price
Non-vested restricted stock at December 31, 2014	—	$—
Granted	25,000	1.80
Forfeited	—	—
Vested	—	—
Non-vested restricted stock at December 31, 2015	25,000	$1.80

Note 19. Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the years ended December 31, 2015 and 2014,  96,655 and 170,239 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods. Additionally warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Year ended December 31, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$9,272	30,041	$0.31

Diluted EPS
Income available to common shareholders	$9,272	30,088	$0.31

	Year ended December 31, 2014
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$3,032	21,062	$0.14

Diluted EPS
Income available to common shareholders	$3,032	21,070	$0.14

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

	For the year ended December 31, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding (losses) arising during period	$(1,427)	$(603)	$(824)
Less adjustment for impaired investments	(14)	(5)	(9)
Less reclassification adjustment for gains
realized in net income	900	306	594
Unrealized losses on investment securities	(2,313)	(904)	(1,409)
Unrecognized benefit obligation expense:
Actuarial gain	73	—	73
Reclassification adjustment for amortization	(275)	—	(275)
Unrecognized benefit obligation	348	—	348
Unrealized loss on derivative instrument	(555)	(189)	(366)
Other comprehensive loss, net	$(2,520)	$(1,093)	$(1,427)

	For the year ended December 31, 2014
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$7,733	$2,598	$5,135
Less adjustment for impaired investments	(41)	(14)	(27)
Less reclassification adjustment for gains
realized in net income	377	128	249
Unrealized gains on investment securities	7,397	2,484	4,913
Unrecognized benefit obligation expense:
Actuarial loss	(1,314)	—	(1,314)
Reclassification adjustment for amortization	(218)	—	(218)
Unrecognized benefit obligation	(1,096)	—	(1,096)
Unrealized loss on derivative instrument	(187)	—	(187)
Other comprehensive income, net	$6,114	$2,484	$3,630

The other components of accumulated other comprehensive loss included in shareholders’ equity at December 31, 2015 and 2014 are as follows:

0f
	December 31,
(In thousands)	2015	2014
Unrecognized benefit obligation	$(3,677)	$(4,025)
Unrealized gains on AFS investments	124	1,720
Unrealized loss on derivative instrument	(366)	(187)
Accumulated other comprehensive loss	$(3,919)	$(2,492)

Note 21. Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the years ended December 31, 2015 and 2014.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,563	$—	$25,563
Mortgage-backed securities-residential	—	11,058	—	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	170,734	—	170,734
Non-agency	—	2,704	—	2,704
Corporate bonds	—	1,556	—	1,556
Municipal bonds	—	9,931	—	9,931
Other securities	—	—	2,495	2,495
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$221,546	$2,495	$224,067
Liabilities:
Derivative instruments
Interest rate swaps	$—	$555	$—	$555

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,289	$—	$25,289
Mortgage-backed securities-residential	—	22,387	—	22,387
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	168,977	—	168,977
Non-agency	—	3,731	—	3,731
Corporate bonds	—	15,727	—	15,727
Municipal bonds	—	10,173	—	10,173
Other securities	—	—	4,034	4,034
Common stocks	50	—	—	50
Total investment securities available for sale	$50	$246,284	$4,034	$250,368
Liabilities:
Derivative instruments
Interest rate swaps	$—	$187	$—	$187

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the year ended December 31, 2015 and 2014:

(In thousands)	Other securities
Investment Securities Available for Sale	2015	2014
Beginning balance January 1,	$4,034	$4,625
Total gains/(losses) - (realized/unrealized):
Included in earnings-gain on sale	484	255
Included in other comprehensive income	(905)	88
Purchases	19	14
Sales and calls	(1,137)	(948)
Transfers in and/or out of Level 3	—	—
Ending balance December 31,	$2,495	$4,034

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and December 31, 2014 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$5,946	$5,946
Other real estate owned	—	—	2,384	2,384

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2014	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,812	$2,812
Other real estate owned	—	—	3,418	3,418

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2015 and December 31, 2014:

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$5,946	Appraisal of	Appraisal adjustments	0.0%	-	-62.3%	(-13.7%)
		collateral (1)	Liquidation expenses	0.0%	-	-15.4%	(-6.5%)

Other real estate owned	2,384	Appraisal of	Appraisal adjustments	0.0%	-	-54.1%	(-17.1%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-6.0%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2014		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,812	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-20.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-24.0%	(-7.8%)

Other real estate owned	3,418	Appraisal of	Appraisal adjustments	0.0%	-	-68.6%	(-14.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-14.7%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at December 31, 2015 and December 31, 2014. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

Other Investment (carried at cost):

This investment includes the Solomon Hess SBA Loan Fund, which we invested in to partially satisfy our community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have their investment in the Fund redeemed for the balance of their capital account at any quarter end with 60 days notice to the Fund.  The investment in this Fund is recorded at cost.  We do not record this investment at fair value on a recurring basis, as this investment’s carrying amount approximates fair value.

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

Derivative instruments:

We have contracted with a third party vendor to provide periodic valuations for our interest rate derivatives to determine the fair value of our interest rate swaps. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis and extensions of the Black-Scholes model. Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

Off-balance sheet financial instruments (disclosed at cost):

Fair values for our off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  They are not shown in the table because the amounts are immaterial.

The tables below indicate the fair value of our financial instruments at December 31, 2015 and December 31, 2014.

			Fair Value Measurements
			At December 31, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,420	$25,420	$25,420	$—	$—
Investment securities available for sale	224,067	224,067	26	221,546	2,495
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,545	2,545	—	—	2,545
Loans, net	489,414	484,961	—	—	484,961
Accrued interest receivable	4,149	4,149	—	4,149	—
Financial Liabilities:
Demand deposits	83,529	83,529	—	83,529	—
NOW and money markets	207,809	207,809	—	207,809	—
Interest-bearing brokered deposits	25,000	25,000	—	25,000	—
Savings	53,833	53,833	—	53,833	—
Time deposits	207,721	207,110	—	207,110	—
Short-term borrowings	9,000	9,000	9,000	—	—
Long-term borrowings	81,970	80,258	—	80,258	—
Subordinated debt	25,774	26,789	—	26,789	—
Accrued interest payable	709	709	—	709	—
Derivative Instruments (Liability):
Interest rate swaps	555	555	—	555	—

			Fair Value Measurements
			At December 31, 2014
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$30,790	$30,790	$30,790	$—	$—
Investment securities available for sale	250,368	250,368	50	246,284	4,034
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,622	2,622	—	—	2,622
Loans, net	403,424	400,979	—	—	400,979
Accrued interest receivable	5,270	5,270	—	5,270	—
Financial Liabilities:
Demand deposits	73,665	73,665	—	73,665	—
NOW and money markets	212,739	212,739	—	212,739	—
Savings	18,721	18,721	—	18,721	—
Time deposits	225,300	223,788	—	223,788	—
Long-term borrowings	92,426	90,022	—	90,022	—
Subordinated debt	25,774	25,091	—	25,091	—
Accrued interest payable	726	726	—	726	—
Derivative Instruments (Liability):
Interest rate swaps	187	187	—	187	—

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

Note 22. Related party transactions

In the ordinary course of business, Royal Bank has had, and expects to have in the future, banking transactions with officers, directors,  and their affiliates, which involve substantially the same terms as those prevailing at the time for comparable transactions with other parties not related to the bank.  In the past we have originated loans to related parties. In accordance with Regulation O, related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans and commitments was $0 at December 31, 2015 and 2014. During 2015, there were no new related party loans.

Related party deposits were $12.6 million and $10.9 million at December 31, 2015 and 2014, respectively.

The Company has had and intends to have business transactions in the ordinary course of business with directors, officers and associates on comparable terms as those prevailing from time to time for other non-affiliated vendors of the Company.  For these transactions, the expenses are not significant to the operations of the Company.

Note 23.Segment Information

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

Community banking

Our community banking segment consists of commercial and retail banking and equipment leasing. The community banking business segment includes Royal Bank and Royal Bank Leasing and generates revenue from a variety of products and services provided by those entities.  Royal Bank and Royal Bank Leasing have similar economic characterisitcs in that earnings are predominantly derived from net interest income.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.

Tax liens

At December 31, 2015, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively.  Prior to December 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The Company’s tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the years ended December 31, 2015 and 2014.

	Year ended December 31, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$774,258	$14,025	$788,283
Total deposits	$577,892	$—	$577,892

Interest income	$29,379	$614	$29,993
Interest expense	5,689	795	6,484
Net interest income (expense)	$23,690	$(181)	$23,509
(Credit) provision for loan and lease losses	(846)	98	(748)
Total non-interest income	2,902	1,130	4,032
Total non-interest expense	19,811	2,093	21,904
Income tax benefit	(5,139)	—	(5,139)
Net income (loss)	$12,766	$(1,242)	$11,524
Noncontrolling interest	$602	$(71)	$531
Net income (loss) attributable to Royal Bancshares	$12,164	$(1,171)	$10,993

	Year ended December 31, 2014
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$712,508	$20,045	$732,553
Total deposits	$530,425	$—	$530,425

Interest income	$27,484	$1,300	$28,784
Interest expense	5,401	1,083	6,484
Net interest income	$22,083	$217	$22,300
(Credit) provision for loan and lease losses	(1,328)	461	(867)
Total non-interest income	2,639	896	3,535
Total non-interest expense	19,785	2,079	21,864
Income tax expense	(654)	—	(654)
Net income (loss)	$6,919	$(1,427)	$5,492
Noncontrolling interest	$548	$(166)	$382
Net income (loss) attributable to Royal Bancshares	$6,371	$(1,261)	$5,110

Interest income earned by the community banking segment related to the tax liens segment was approximately $795 thousand and $1.1 million for the year ended December 31, 2015 and 2014, respectively.

NOTE 24. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for the parent company only follows.

CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2015	2014
Assets
Cash	$10,152	$6,260
Investment in non-bank subsidiaries	26,212	31,027
Investment in Royal Bank	61,309	50,834
Other assets	15	10
Total assets	$97,688	$88,131
Subordinated debentures	25,774	25,774
Other liabilities	10	138
Stockholders' equity	71,904	62,219
Total liabilities and stockholders' equity	$97,688	$88,131

CONDENSED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2015	2014
Income
Other income	$20	$19
Total Income	20	19
Expenses
Other expenses	303	281
Interest on subordinated debentures	639	623
Total Expenses	942	904

Loss before income taxes and equity in undistributed net income	(922)	(885)
Equity in undistributed net income	11,915	5,995
Net income	$10,993	$5,110
Other comprehensive (loss) income of subsidiaries	(1,427)	3,630
Comprehensive income	$9,566	$8,740

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$10,993	$5,110
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	78	17
Undistributed income from subsidiaries	(11,915)	(5,995)
Dividend proceeds from non-banking subsidiaries	5,000	—
Other, net	(264)	(56)
Net cash used in operating activities	3,892	(924)
Net cash provided by investing activities	—	—
Cash flows from financing activities
Issuance of common stock	—	19,794
Redemption of preferred stock	—	(13,943)
Net cash provided by financing activities	—	5,851
Net increase in cash and cash equivalents	3,892	4,927
Cash and cash equivalents at beginning of period	6,260	1,333
Cash and cash equivalents at end of period	$10,152	$6,260

NOTE 25. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2015 and 2014, on a quarterly basis, for the Company:

	For the year ended December 31, 2015
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,844	$7,798	$7,071	$7,280
Interest expense	1,686	1,636	1,591	1,571
Net interest income	6,158	6,162	5,480	5,709
Provision (credit) for loan and lease losses	634	(216)	(586)	(580)
Net interest income after provision	5,524	6,378	6,066	6,289
Other income	1,202	700	1,283	847
Other expenses	5,427	5,365	5,737	5,375
Income before income tax	1,299	1,713	1,612	1,761
Income tax benefit	(5,139)	-	-	-
Net income	$6,438	$1,713	$1,612	$1,761
Less net income attributable to noncontrolling interest	31	179	151	170
Net income attributable to Royal Bancshares of Pennsylvania, Inc.	$6,407	$1,534	$1,461	$1,591
Net income available to common shareholders	$5,973	$1,100	$1,032	$1,167
Net income per common share
Basic and diluted	$0.20	$0.04	$0.03	$0.04

	For the year ended December 31, 2014
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,233	$7,191	$7,209	$7,151
Interest expense	1,614	1,623	1,622	1,625
Net interest income	5,619	5,568	5,587	5,526
Credit for loan and lease losses	(102)	(51)	(75)	(639)
Net interest income after provision	5,721	5,619	5,662	6,165
Other income	743	1,204	816	772
Other expenses	6,136	5,375	5,031	5,322
Income before income tax	328	1,448	1,447	1,615
Income tax benefit	(654)	-	-	-
Net income	$982	$1,448	$1,447	$1,615
Less net income attributable to noncontrolling interest	171	25	69	117
Net income attributable to Royal Bancshares of Pennsylvania, Inc.	$811	$1,423	$1,378	$1,498
Net income available to common shareholders	$378	$1,271	$549	$834
Net income per common share
Basic and diluted	$0.01	$0.05	$0.04	$0.06

The sum of the 2014 quarterly amounts for basic and diluted earnings per share do not equal the total earnings per share for 2014 due to 16.7 million shares of common stock issued in the third quarter of 2014.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Our management, with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment under the COSO framework, our management concluded that the Company’s control over financial reporting was effective as of December 31, 2015.

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

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act, which permits smaller reporting companies, such as the Company, to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in this Item, relating to directors, executive officers, and control persons is set forth in our Proxy Statement to be used in connection with the 2016 Annual Meeting of Shareholders under the captions “Information About Nominees, Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in our Proxy Statement to be used in connection with the 2016 Annual Meeting of Shareholders, under the captions “Summary Compensation Table,” “Grants of Plan-Based Awards – 2015,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Retirement Plans,” “Non-Qualified Deferred Compensation Plans,” “Other Potential Post-Employment Payments,” “Director Compensation Table,” “Outstanding Options Held by Directors,” “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report,” which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in our Proxy Statement to be used in connection with the 2016 Annual Meeting of Shareholders, under the captions “Principal Shareholders” and “Information About Nominees, Continuing Directors and Executive Officers,” which pages are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under our equity compensation plans as of December 31, 2015:

Outside Director Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	4,725	$21.78	—
Equity compensation plan not approved by security holders	—	—	—
Total	4,725	$21.78	—

Employee Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	19,061	$21.78	—
Equity compensation plan not approved by security holders	—	—	—
Total	19,061	$21.78	—

Long Term Incentive Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	296,869	$3.42	703,131
Equity compensation plan not approved by security holders	—	—	—
Total	296,869	$3.42	703,131

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in our Proxy Statement to be used in connection with the 2016 Annual Meeting of Shareholders, under the caption “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears under the caption “Audit Committee Report” of the Proxy Statement to be used in connection with the 2016 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ F. Kevin Tylus	By: /s/ Michael S. Thompson
F. Kevin Tylus	Michael S. Thompson
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
March 17, 2016	March 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Robert R. Tabas	By: /s/ F. Kevin Tylus
Robert R. Tabas	F. Kevin Tylus
Chairman of the Board	President and Chief Executive Officer/Director
March 17, 2016	March 17, 2016

By: /s/ Edward F. Bradley	By: /s/ William Hartman
Edward F. Bradley	William Hartman
Director	Lead Independent Director
March 17, 2016	March 17, 2016

By: /s/ Wayne R. Huey, Jr.	By: /s/ Michael Piracci
Wayne R. Huey, Jr	Michael Piracci
Director	Director
March 17, 2016	March 17, 2016

By: /s/ Linda Tabas Stempel	By: /s/ Murray Stempel, III
Linda Tabas Stempel	Murray Stempel, III
Director	Director
March 17, 2016	March 17, 2016

By: /s/ Gerard M. Thomchick	By: /s/ Howard Wurzak
Gerard M. Thomchick	Howard Wurzak
Director	Director
March 17, 2016	March 17, 2016