Form 10-Q
period 2016-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2016-05-12
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2016
$2.00 par value	27,867,629

Class B Common Stock	Outstanding at April 30, 2016
$0.10 par value	1,927,890

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

 ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	March 31,	December 31,
	2016	2015
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$10,806	$10,394
Interest-earning deposits	16,756	15,026
Total cash and cash equivalents	27,562	25,420
Investment securities available for sale (“AFS”), at fair value	201,228	224,067
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,545	2,545
Loans and leases (“LHFI”)	531,147	499,103
Less allowance for loan and lease losses	9,941	9,689
Net loans and leases	521,206	489,414
Bank owned life insurance	16,254	16,133
Accrued interest receivable	4,220	4,149
Other real estate owned (“OREO”), net	7,096	7,435
Premises and equipment, net	3,982	3,959
Other assets	12,205	12,911
Total assets	$798,548	$788,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$87,350	$83,529
Interest-bearing	501,981	494,363
Total deposits	589,331	577,892
Short-term borrowings	9,000	9,000
Long-term borrowings	81,857	81,970
Subordinated debentures	25,774	25,774
Accrued interest payable	1,238	709
Other liabilities	20,881	20,640
Total liabilities	728,081	715,985
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value per share, 500,000 shares authorized, 14,856 and 18,856 shares outstanding at March 31, 2016 and December 31, 2015, respectively	14,856	18,856
Class A common stock, par value $2.00 per share, authorized 40,000,000 shares; issued and outstanding, 28,224,182 and 28,204,182 at March 31, 2016 and December 31, 2015, respectively	56,448	56,408
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued and outstanding, 1,928,289 at March 31, 2016 and December 31, 2015, respectively	193	193
Additional paid in capital	108,515	110,494
Accumulated deficit	(102,690)	(104,879)
Accumulated other comprehensive loss	(2,253)	(3,919)
Treasury stock - at cost, shares of Class A, 359,497 and 375,333 at March 31, 2016 and December 31, 2015, respectively	(5,027)	(5,249)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	70,042	71,904
Noncontrolling interest	425	394
Total equity	70,467	72,298
Total liabilities and shareholders’ equity	$798,548	$788,283

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended
	March 31,
(In thousands, except per share data)	2016	2015
Interest Income
Loans and leases, including fees	$6,864	$5,699
Investment securities	1,334	1,576
Deposits in banks	16	5
Total Interest Income	8,214	7,280
Interest Expense
Deposits	1,040	908
Short-term borrowings	12	—
Long-term borrowings	671	663
Total Interest Expense	1,723	1,571
Net Interest Income	6,491	5,709
Provision (credit) for loan and lease losses	212	(580)
Net Interest Income after Provision (Credit) for Loan and Lease Losses	6,279	6,289
Non-interest Income
Service charges and fees	316	195
Income from bank owned life insurance	467	126
Net gains on the sale of AFS investment securities	367	187
Other income	57	59
Total Non-interest Income	1,207	567
Non-interest Expense
Employee salaries and benefits	2,718	2,611
Occupancy and equipment	724	756
Professional and legal fees	392	423
Net OREO expenses	219	42
Pennsylvania shares tax expense	113	113
FDIC and state assessments	173	193
Communications and data processing	247	200
(Credit) provision for credit losses on off-balance sheet credit exposures	(150)	127
Directors’ fees	141	118
Insurance	90	78
Other operating expenses	554	434
Total Non-interest Expense	5,221	5,095
Income Before Tax Expense	2,265	1,761
Income Tax Expense	—	—
Net Income	$2,265	$1,761
Less Net Income Attributable to Noncontrolling Interest	$76	$170
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$2,189	$1,591
Less Preferred Stock Series A Accumulated Dividend and Accretion	$334	$424
Net Income Available to Common Shareholders	$1,855	$1,167
Per Common Share Data:
Net Income — Basic and Diluted	$0.06	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended
	March 31,
(In thousands)	2016	2015
Net income	$2,265	$1,761
Other comprehensive income, net of tax
Unrealized gains on investment securities:
Unrealized holding gains arising during period, net of tax	2,333	1,095
Less reclassification adjustment for gains realized in net income, net of tax (1)	242	123
Unrealized gains on investment securities	2,091	972
Unrecognized benefit obligation:
Reclassification adjustment for amortization (2)	(103)	(17)
Unrecognized benefit obligation expense	(103)	(17)
Unrealized loss on derivative instrument, net of tax	(322)	(121)
Other comprehensive income	1,666	834
Comprehensive income	3,931	2,595
Less net income attributable to noncontrolling interest	76	170
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$3,855	$2,425

1.

Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of $125 thousand and $64 thousand in taxes. See Note 15. Comprehensive Income.

2.	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2016-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2016	$18,856	28,204	$56,408	1,928	$193	$110,494	$(104,879)	$(3,919)	$(5,249)	$394	$72,298
Net income							2,189			76	2,265
Other comprehensive income, net of reclassifications and taxes								1,666			1,666
Distributions to noncontrolling interests										(45)	(45)
Repurchase of 4,000 shares of preferred stock	(4,000)					(1,800)					(5,800)
Treasury shares issued for compensation (15,836 shares)						(189)			222		33
Stock options exercised (20,000 shares)		20	40			(11)					29
Stock option expense						21					21
Balance March 31, 2016	$14,856	28,224	$56,448	1,928	$193	$108,515	$(102,690)	$(2,253)	$(5,027)	$425	$70,467

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2015-unaudited

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

For the three months ended March 31,

(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$2,265	$1,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	145
Stock compensation expense	21	16
Provision (credit) for loan and lease losses	212	(580)
(Credit) provision for credit losses on off-balance sheet credit exposures	(150)	127
Impairment charge for OREO	58	130
Net amortization of AFS investment securities	348	410
Net accretion on loans	(144)	(110)
Net losses (gains) on sales of OREO	18	(280)
Net gains on sales of investment securities	(367)	(187)
Income from bank owned life insurance	(467)	(126)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(71)	397
Decrease in other assets	(477)	(600)
Increase in accrued interest payable	529	544
Increase (decrease) in other liabilities	391	(104)
Net cash provided by operating activities	2,298	1,543
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	17,308	8,226
Proceeds from sales of AFS investment securities	10,022	18,698
Purchase of AFS investment securities	(1,277)	(2,884)
Net increase in loans	(31,967)	(4,762)
Additions to OREO	(91)	(173)
Purchase of premises and equipment	(155)	(69)
Proceeds from sales of OREO	461	648
Net cash (used in) provided by investing activities	(5,699)	19,684

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

For the three months ended March 31,

	2016	2015
Cash flows from financing activities:
Net increase in demand and NOW accounts	$8,684	$857
Net increase (decrease) in money market and savings accounts	2,873	(7,455)
Net decrease in certificates of deposit	(118)	(3,541)
Repayments of long-term borrowings	(113)	(114)
Distributions to noncontrolling interest	(45)	(172)
Issuance of treasury stock	33	26
Repurchase of preferred stock	(5,800)	—
Proceeds from stock options exercised	29	—
Net cash provided by (used in) financing activities	5,543	(10,399)
Net increase in cash and cash equivalents	2,142	10,828
Cash and cash equivalents at the beginning of the period	25,420	30,790
Cash and cash equivalents at the end of the period	$27,562	$41,618
Supplemental Disclosure:
Interest paid	$1,194	$1,027
Transfers from loans to OREO	$107	$1,087

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

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and Royal Tax Lien Services, LLC (“RTL”).  Royal Bank also has an 80% and 60% ownership interest in Crusader Servicing Corporation (“CSC”) and Royal Bank America Leasing, LP, respectively. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2015 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net income for the periods presented herein as a result of the reclassification.

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

In June 2014, the FASB issued ASU No. 2014-12,  Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”).  The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in ASU 2014-12 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption was permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 did not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in OCI in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We do not believe ASU 2016-01 will have a material effect on our financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”).  The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements.  The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  For public business entities, the amendments in this ASU 2016-05 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in ASU 2016-05 on either a prospective basis or a modified retrospective basis.  Early adoption is permitted, including adoption in an interim period. We do not believe ASU 2016-05 will have a material effect on our financial statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, ”Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  FASB is issuing ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09  involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  We do not believe ASU 2016-09 will have a material effect on our financial statements.

Note 2.Regulatory Matters and Significant Risks or Uncertainties

Federal Reserve Agreement

In March 2010, we agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, a memorandum of understanding (“MOU”), with the Federal Reserve Bank, effective July 17, 2013.  Included in this MOU are certain continued reporting requirements and a requirement that we receive the prior approval of the Federal Reserve Bank and the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System prior to declaring or paying any dividends on our capital stock, making interest payments related to our outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock. The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.  During the first quarter of 2016, we requested and received approval to repurchase 4,000 shares of our Series A preferred stock.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the 30,407 shares of Series A Preferred Stock.  We made the decision to suspend the preferred cash dividends in order to support the liquidity position of Royal Bank.  The dividend in arrears on the outstanding 14,856 shares of Series A preferred stock is approximately $7.5 million and includes additional dividends on arrearages.  In the event we declared the preferred dividend in arrears, our equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Under the MOU, we may not declare or pay any dividends on our capital stock or make interest payments related to our outstanding trust preferred securities or subordinate securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the first quarter of 2016, we received approval from the Federal Reserve Bank and paid the respective quarterly interest payment on the trust preferred securities in March 2016.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2016 and December 31, 2015 are as follows:

As of March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$15,949	$11	$(69)	$15,891
Mortgage-backed securities-residential	10,673	250	—	10,923
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	155,465	2,852	(397)	157,920
Non-agency	2,449	29	—	2,478
Corporate bonds	1,500	58	—	1,558
Municipal bonds	9,895	172	(66)	10,001
Other securities	2,117	314	—	2,431
Common stocks	26	—	—	26
Total available for sale	$198,074	$3,686	$(532)	$201,228

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

The amortized cost and fair value of investment securities at March 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2016
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	11,644	11,622
After 5 but within 10 years	11,587	11,649
After 10 years	4,113	4,179
Mortgage-backed securities-residential	10,673	10,923
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	155,465	157,920
Non-agency	2,449	2,478
Total available for sale debt securities	195,931	198,771
No contractual maturity	2,143	2,457
Total available for sale securities	$198,074	$201,228

Proceeds from the sales of AFS investments during the three months ended March 31, 2016 and 2015 were $10.0 million and $18.7 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2016	2015
Gross realized gains	$367	$187
Gross realized losses	—	—
Net realized gains	$367	$187

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

March 31, 2016	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$—	$—	—	$4,288	$(69)	2	$4,288	$(69)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	6,970	(82)	3	13,372	(315)	4	20,342	(397)	7
Municipal bonds	3,521	(63)	4	991	(3)	1	4,512	(66)	5
Total available for sale	$10,491	$(145)	7	$18,651	$(387)	7	$29,142	$(532)	14

December 31, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$6,681	$(57)	2	$18,882	$(507)	6	$25,563	$(564)	8
Mortgage-backed securities-residential	5,140	(5)	2	2,574	(45)	1	7,714	(50)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	87,020	(994)	31	15,644	(560)	5	102,664	(1,554)	36
Non-agency	1,101	(26)	1	—	—	—	1,101	(26)	1
Municipal bonds	6,080	(52)	7	—	—	—	6,080	(52)	7
Total available for sale	$106,022	$(1,134)	43	$37,100	$(1,112)	12	$143,122	$(2,246)	55

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. We did not record OTTI charges to earnings during the first quarter of 2016 and 2015.  There was no credit-related impairment losses on debt securities held at March 31, 2016 or March 31, 2015 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of March 31, 2016, we had two U.S. Agency securities with a fair value of $4.3 million and gross unrealized losses of $69 thousand.  Both bonds had been in an unrealized loss position for twelve months or longer at March 31, 2016. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2016.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of March 31, 2016, we had seven Agency CMOs with a fair value of $20.3 million and gross unrealized losses of $397 thousand.  Four of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining three Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2016.

Municipal bonds:  As of March 31, 2016, we had five municipal bonds with a fair value $4.5 million and gross unrealized losses of $66 thousand.  Four of the municipal bonds have been in an unrealized loss position for less than twelve months and one bond has been in an unrealized loss position for twelve months or longer at March 31, 2016. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at March 31, 2016.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations, or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of loans are as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Commercial real estate	$237,343	$225,679
Construction and land development	61,095	47,984
Commercial and industrial	92,189	85,980
Multi-family	16,576	16,249
Residential real estate	49,370	51,588
Leases	67,267	64,341
Tax certificates	4,820	4,755
Consumer	2,487	2,527
Total loans, net of unearned income	$531,147	$499,103

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

The following tables present risk ratings for each loan portfolio classification at March 31, 2016 and December 31, 2015.

As of March 31, 2016
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$206,461	$28,638	$848	$—	$1,396	$237,343
Construction and land development	13,696	47,254	—	—	145	61,095
Commercial and industrial	82,202	7,255	42	1,869	821	92,189
Multi-family	16,320	256	—	—	—	16,576
Residential real estate	48,527	—	—	—	843	49,370
Leases	65,576	610	100	—	981	67,267
Tax certificates	3,782	—	—	—	1,038	4,820
Consumer	2,394	93	—	—	—	2,487
Total loans, net of unearned income	$438,958	$84,106	$990	$1,869	$5,224	$531,147

As of December 31, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$191,320	$31,994	$870	$—	$1,495	$225,679
Construction and land development	4,429	43,410	—	—	145	47,984
Commercial and industrial	68,998	13,971	195	2,065	751	85,980
Multi-family	15,982	267	—	—	—	16,249
Residential real estate	50,699	—	—	—	889	51,588
Leases	62,896	319	39	—	1,087	64,341
Tax certificates	3,630	—	—	—	1,125	4,755
Consumer	2,439	88	—	—	—	2,527
Total loans, net of unearned income	$400,393	$90,049	$1,104	$2,065	$5,492	$499,103

The following tables present an aging analysis of past due payments for each loan portfolio classification at March 31, 2016 and December 31, 2015.

As of March 31, 2016	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$—	$—	$—	$1,396	$235,947	$237,343
Construction and land development	—	—	—	145	60,950	61,095
Commercial and industrial	1,190	58	—	821	90,120	92,189
Multi-family	—	—	—	—	16,576	16,576
Residential real estate	1,059	155	—	843	47,313	49,370
Leases	610	100	—	981	65,576	67,267
Tax certificates	—	—	—	1,038	3,782	4,820
Consumer	—	—	—	—	2,487	2,487
Total loans, net of unearned income	$2,859	$313	$—	$5,224	$522,751	$531,147

As of December 31, 2015	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$96	$—	$—	$1,495	$224,088	$225,679
Construction and land development	507	—	—	145	47,332	47,984
Commercial and industrial	910	592	—	751	83,727	85,980
Multi-family	—	—	—	—	16,249	16,249
Residential real estate	724	159	—	889	49,816	51,588
Leases	319	39	—	1,087	62,896	64,341
Tax certificates	—	—	—	1,125	3,630	4,755
Consumer	—	—	—	—	2,527	2,527
Total loans, net of unearned income	$2,556	$790	$—	$5,492	$490,265	$499,103

If interest had accrued on non-accrual loans, such income would have been approximately $158 thousand and $204 thousand for the three months ended March 31, 2016 and 2015, respectively.

Impaired Loans

Total cash collected on impaired loans during the three months ended March 31, 2016 and 2015 was $257 thousand and $1.3 million respectively, of which $257 thousand and $1.1 million was credited to the principal balance outstanding on such loans, respectively. Interest income recognized on a cash basis on impaired loans and leases was $0 and $135 thousand for the three months ended March 31, 2016 and 2015, respectively.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at March 31, 2016 and December 31, 2015.

	As of March 31, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$22	$—	$22
Construction and land development	1	—	145	145
Commercial and industrial	2	1,869	181	2,050
Residential real estate	1	—	88	88
Total	5	$1,891	$414	$2,305

	As of December 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$24	$—	$24
Construction and land development	1	—	145	145
Commercial and industrial	3	2,315	—	2,315
Residential real estate	1	—	92	92
Total	6	$2,339	$237	$2,576

At March 31, 2016, there were no TDRs modified within the past 12 months, for which there was a payment default. We did not classify any loan modifications as TDRs during the first quarter of 2016 and 2015.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure.  As of March 31, 2016, we have a foreclosed residential real estate property with a carrying value of $28 thousand as a result of physical possession.  In addition, as of March 31, 2016, we had residential mortgage loans with a carrying value of $413 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of March 31, 2016, December 31, 2015 and March 31, 2015.

Allowance for Loan and Lease Losses

As of and for the three months ended March 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(77)	—	(108)	—	—	(283)	(6)	—	—	(474)
Recoveries	176	194	123	—	11	8	2	—	—	514
(Credit) provision	(151)	52	(109)	3	(11)	519	(91)	—	—	212
Ending balance	$3,570	$1,920	$1,419	$174	$586	$1,993	$252	$27	$—	$9,941
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$25	$185	$—	$—	$—	$210
Ending balance: related to loans collectively evaluated for impairment	$3,570	$1,920	$1,419	$174	$561	$1,808	$252	$27	$—	$9,731

Loans Evaluated for Impairment

As of the three months ended March 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$237,343	$61,095	$92,189	$16,576	$49,370	$67,267	$4,820	$2,487	$—	$531,147
Ending balance: individually evaluated for impairment	$1,368	$145	$2,317	$—	$843	$755	$1,038	$—	$—	$6,466
Ending balance: collectively evaluated for impairment	$235,975	$60,950	$89,872	$16,576	$48,527	$66,512	$3,782	$2,487	$—	$524,681

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

As of and for the year ended December 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(622)	(264)	(566)	—	—	(612)	(471)	—	—	(2,535)
Recoveries	380	503	282	—	20	26	53	—	—	1,264
(Credit) provision	(588)	(857)	17	(114)	(50)	906	98	(11)	(149)	(748)
Ending balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Ending balance: related to loans individually evaluated for impairment	$77	$—	$100	$—	$27	$194	$—	$—	$—	$398
Ending balance: related to loans collectively evaluated for impairment	$3,545	$1,674	$1,413	$171	$559	$1,555	$347	$27	$—	$9,291
Loan Balances
Ending balance	$225,679	$47,984	$85,980	$16,249	$51,588	$64,341	$4,755	$2,527	$—	$499,103
Ending balance: individually evaluated for impairment	$1,469	$145	$2,687	$—	$889	$876	$1,125	$—	$—	$7,191
Ending balance: collectively evaluated for impairment	$224,210	$47,839	$83,293	$16,249	$50,699	$63,465	$3,630	$2,527	$—	$491,912

Allowance for Loan and Lease Losses

As of and for the three months ended March 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	—	—	(340)	—	—	(103)	(425)	—	—	(868)
Recoveries	350	248	1	—	8	11	19	—	—	637
Provision (credit)	83	(1,464)	594	60	41	41	81	(4)	(12)	(580)
Ending balance	$4,885	$1,076	$2,035	$345	$665	$1,378	$342	$34	$137	$10,897
Ending balance: related to loans individually evaluated for impairment	$231	$80	$1	$—	$30	$36	$8	$—	$—	$386
Ending balance: related to loans collectively evaluated for impairment	$4,654	$996	$2,034	$345	$635	$1,342	$334	$34	$137	$10,511

Loans Evaluated for Impairment

As of March 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$194,277	$18,610	$83,240	$17,594	$43,416	$53,473	$5,608	$2,468	$—	$418,686
Ending balance: individually evaluated for impairment	$6,327	$624	$5,650	$—	$989	$77	$834	$—	$—	$14,501
Ending balance: collectively evaluated for impairment	$187,950	$17,986	$77,590	$17,594	$42,427	$53,396	$4,774	$2,468	$—	$404,185

The following tables detail the loans that were evaluated for impairment by loan classification at March 31, 2016 and December 31, 2015.

	At March 31, 2016
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$2,242	$1,368	$—
Construction and land development	546	145	—
Commercial and industrial	4,745	2,317	—
Tax certificates	5,493	1,038	—
Total:	$13,026	$4,868	$—

With an allowance recorded:
Residential real estate	$977	$843	$25
Leasing	755	755	185
Total:	$1,732	$1,598	$210

	At and for the year ended December 31, 2015
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$1,323	$931	$—	$4,144	$335
Construction and land development	546	145	—	376	—
Commercial and industrial	2,662	2,576	—	4,314	233
Tax certificates	5,666	1,125	—	904	—
Total:	$10,197	$4,777	$—	$9,738	$568

With an allowance recorded:
Commercial real estate	$926	$538	$77	$334	$—
Construction and land development	—	—	—	90	—
Commercial and industrial	2,500	111	100	172	—
Residential real estate	1,033	889	27	938	—
Leases	876	876	194	243	—
Tax certificates	—	—	—	188	—
Total:	$5,335	$2,414	$398	$1,965	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31, 2016
	Average		Interest income
	recorded	Interest income	recognized
(In thousands)	investment	recognized	cash basis
Commercial real estate	$1,418	$—	$—
Construction and land development	145	—	—
Commercial and industrial	2,516	30	—
Residential real estate	860	—	—
Leasing	894	—	—
Tax certificates	1,051	—	—
Total:	$6,884	$30	$—

	For the three months ended March 31, 2015
	Average		Interest income
	recorded	Interest income	recognized
(In thousands)	investment	recognized	cash basis
Commercial real estate	$6,643	$32	$135
Construction and land development	642	—	—
Commercial and industrial	5,779	49	—
Residential real estate	962	—	—
Leasing	68	—	—
Tax certificates	1,104	—	—
Total:	$15,198	$81	$135

Note 6.Other Real Estate Owned

At March 31, 2016, OREO was comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 53 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2016 to March 31, 2016 and January 1, 2015 to December 31, 2015.

	For the three months ended March 31, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(6)	(455)	(461)
Net gains (losses) on sales	1	(19)	(18)
Transfers in	28	79	107
Cash additions	—	91	91
Impairment charge	—	(58)	(58)
Ending balance	$243	$6,853	$7,096

	For the year ended December 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,735)	(4,730)	(6,465)
Net gain on sales	60	859	919
Transfers in	1,671	2,671	4,342
Cash additions	—	558	558
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(578)	(703)
Ending balance	$220	$7,215	$7,435

At March 31, 2016, OREO was comprised of $215 thousand in land, $6.9 million in tax liens, and $28 thousand in residential real estate related to a single family home.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 7.Deposits

Our deposit composition as of March 31, 2016 and December 31, 2015 is presented below:

	March 31,	December 31,
(In thousands)	2016	2015
Non-interest bearing checking	$87,350	$83,529
NOW	47,421	42,558
Interest-bearing brokered deposits	25,000	25,000
Money Market	154,475	165,251
Savings	67,482	53,833
Time deposits (over $250)	16,285	16,816
Time deposits ($250 and under)	191,318	190,905
Total deposits	$589,331	$577,892

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of March 31, 2016, Royal Bank had $224.6 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $54.0 million at March 31, 2016 and December 31, 2015.  The advances and the line of credit are collateralized by FHLB stock, government agency securities and mortgage-backed securities.  As of March 31, 2016, investment securities with a market value of $21.3 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2016	$19,000	0.85%	$19,000	0.85%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$54,000		$54,000

2.	Other borrowings

We have a note payable with PNC Bank (“PNC”) at March 31, 2016 in the amount of $1.9 million compared to $2.0 million at December 31, 2015.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at March 31, 2016 was 0.59%.

At March 31, 2016 and December 31, 2015, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $20.0 million in lines of credit with two local financial institutions, of which $0 was outstanding at March 31, 2016 and December 31, 2015, respectively.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.78% at March 31, 2016, and reset quarterly at 3-month LIBOR plus 2.15%.

Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and issued an aggregate principal amount of $387 thousand of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to the Company.  We have fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

Under the MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in March of 2016.

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

The effects of the derivative instrument on the Consolidated Financial Statements at  March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 were as follows:

	As of March 31, 2016
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(1,042)	Other liabilities	June 24, 2021
Total:	$15,000	$(1,042)

	As of December 31, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(555)	Other liabilities	June 24, 2021
Total:	$15,000	$(555)

For the three months ended March 31, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(322)	Not Applicable	$—
Total:	$(322)		$—

For the year ended December 31, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(366)	Not Applicable	$—
Total:	$(366)		$—

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

The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$67,986	$72,988
Commitments to extend credit	31,927	8,497
Standby letters of credit and financial guarantees written	278	515

In March 2016, we commenced renovations of a 3-story Company-owned building in Narberth, Pennsylvania. It is the site of Royal Bank’s main branch location.  The branch will remain open during construction.  We expect the project to be completed later this year for an approximate cost of $1.3 million.  Its our intention to lease the second and third floors as a revenue source.

Legal Proceedings

From time to time, we are a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

Note 11.Shareholders’ Equity

1.	Preferred Stock

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”), we issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A preferred stock”), and a liquidation preference of $1,000 per share.  In conjunction with the purchase of the Series A preferred stock, Treasury received a warrant to purchase 1,104,370 shares of our Class A common stock.  The aggregate purchase price for the Series A preferred stock and warrant was $30.4 million in cash.  The Series A preferred stock qualifies as Tier 1 capital and originally paid cumulative dividends at a rate of 5% per annum.  In February 2014, the cumulative dividend rate on the Series A Preferred Stock increased to 9% per annum.  The Series A preferred stock may generally be redeemed by us at any time following consultation with our primary banking regulators.  The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.  As a result of the shareholders’ rights offering in 2014, the number of warrants to purchase the Company’s Class A common stock adjusted to 1,368,040 and the warrant exercise price decreased to $3.33 per share of the common stock.

In the second quarter of 2014, we received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A preferred stock in an auction of such shares conducted by the Treasury.  The Series A preferred stock was priced in the auction at $1,207.11 per share for all 30,407 shares of Series A preferred stock outstanding. We were allocated 11,551 shares of Series A preferred stock for repurchase at the clearing price of $1,207.11.

In March 2016, we received approval from the Federal Reserve Bank to repurchase 4,000 shares of the outstanding Series A preferred stock for $5.8 million or $1,450.00 per share.  We utilized existing cash on-hand to complete the repurchase and after taking into consideration the repurchase price, we eliminated approximately $225 thousand in dividends in arrears.

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A preferred stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As of March 31, 2016, the Series A preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $7.5 million and has not been recognized in the consolidated financial statements.  In the event we declared the preferred dividend in arrears our capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve Bank MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.  Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital to 10.0%.  Management believes that as of March 31, 2016, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.  As of March 31, 2016, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2016 and the previous 22 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At March 31, 2016
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$89,899	15.640%	$49,576	8.625%	$57,480	10.000%
Tier 1 capital (to risk-weighted assets)	$82,680	14.384%	$38,080	6.625%	$45,984	8.000%
Tier 1 capital (to average assets, leverage)	$82,680	10.596%	$31,210	4.000%	$39,013	5.000%
Common equity Tier 1 (to risk-weighted assets)	$62,959	10.953%	$29,458	5.125%	$37,362	6.500%

*Ratios related to risk-weighted assests include the capital conservation buffer of 0.625%.

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three
months ended
(In thousands)	March 31, 2016
RAP net income	$295
Tax lien adjustment, net of noncontrolling interest	1,948
U.S. GAAP net income	$2,243

	At March 31, 2016
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.640%	15.932%
Tier 1 capital (to risk-weighted assets)	14.384%	14.676%
Tier 1 capital (to average assets, leverage)	10.596%	10.822%
Common equity Tier 1 (to risk-weighted assets)	10.953%	10.915%

The tables below reflect the Company’s capital ratios:

	At March 31, 2016
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$100,112	17.303%	$49,903	8.625%	$57,858	10.00%
Tier 1 capital (to risk-weighted assets)	$90,621	15.663%	$38,331	6.625%	$34,715	6.00%
Tier 1 capital (to average assets, leverage)	$90,621	11.512%	$31,487	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$54,284	9.382%	$29,652	5.125%	N/A	N/A

*Ratios related to risk-weighted assests include capital conservation buffer of 0.625%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the three
months ended
(In thousands)	March 31, 2016
U.S. GAAP net income	$2,189
Tax lien adjustment, net of noncontrolling interest	(1,948)
RAP net income	$241

	At March 31, 2016
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	17.303%	17.016%
Tier 1 capital (to risk-weighted assets)	15.663%	15.262%
Tier 1 capital (to average assets, leverage)	11.512%	11.207%
Common equity Tier 1 (to risk-weighted assets)	9.382%	9.415%

Note 13.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three months ended March 31, 2016 and 2015 included the following components:

	For the three months ended
	March 31,
(In thousands)	2016	2015
Service cost	$12	$16
Interest cost	142	134
Amortization of prior service cost	—	23
Amortization of actuarial loss	43	47
Net periodic benefit cost	$197	$220

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.  The cash surrender value for these policies was approximately $4.3 million and $3.8 million as of March 31, 2016 and December 31, 2015, respectively. The accumulated benefit obligation was $15.0 million as of March 31, 2016 compared to $14.9 million at December 31, 2015.

Note 14.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the if-converted method. For the three months ended March 31, 2016 and 2015, 245,874 and 317,735 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally, warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	For the three months ended March 31, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,855	30,061	$0.06

Diluted EPS
Income available to common shareholders	$1,855	30,108	$0.06

	For the three months ended March 31, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,167	30,036	$0.04

Diluted EPS
Income available to common shareholders	$1,167	30,042	$0.04

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

	For the three months ended March 31, 2016
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$3,562	$1,229	$2,333
Less reclassification adjustment for gains
realized in net income	367	125	242
Unrealized losses on investment securities	3,195	1,104	2,091
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(103)	—	(103)
Unrecognized benefit obligation	(103)	—	(103)
Unrealized loss on derivative instrument	(488)	(166)	(322)
Other comprehensive income, net	$2,604	$938	$1,666

	For the three months ended March 31, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$1,844	$749	$1,095
Less reclassification adjustment for gains
realized in net income	187	64	123
Unrealized gains on investment securities	1,657	685	972
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(17)	—	(17)
Unrecognized benefit obligation	(17)	—	(17)
Unrealized loss on derivative instrument	(280)	(159)	(121)
Other comprehensive income, net	$1,360	$526	$834

The other components of accumulated other comprehensive loss included in shareholders’ equity at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Unrecognized benefit obligation	$(3,754)	$(3,677)
Unrealized gains on AFS investments	2,189	124
Unrealized loss on derivative instrument	(688)	(366)
Accumulated other comprehensive loss	$(2,253)	$(3,919)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three months ended March 31, 2016 and 2015.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of March 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$15,891	$—	$15,891
Mortgage-backed securities-residential	—	10,923	—	10,923
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	157,920	—	157,920
Non-agency	—	2,478	—	2,478
Corporate bonds	—	1,558	—	1,558
Municipal bonds	—	10,001	—	10,001
Other securities	—	—	2,431	2,431
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$198,771	$2,431	$201,228
Liabilities:
Derivative instruments
Interest rate swaps	$—	$1,042	$—	$1,042

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,563	$—	$25,563
Mortgage-backed securities-residential	—	11,058	—	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	170,734	—	170,734
Non-agency	—	2,704	—	2,704
Corporate bonds	—	1,556	—	1,556
Municipal bonds	—	9,931	—	9,931
Other securities	—	—	2,495	2,495
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$221,546	$2,495	$224,067
Liabilities:
Derivative instruments
Interest rate swaps	$—	$555	$—	$555

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2016 and 2015:

(In thousands)	Other securities
Investment Securities Available for Sale	2016	2015
Beginning balance January 1,	$2,495	$4,034
Total gains/(losses) - (realized/unrealized):
Included in earnings-gain on sale	301	62
Included in other comprehensive income	(130)	(339)
Purchases	73	4
Sales and calls	(308)	(95)
Transfers in and/or out of Level 3	—	—
Ending balance March 31,	$2,431	$3,666

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of March 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,898	$2,898
Other real estate owned	—	—	876	876

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$5,946	$5,946
Other real estate owned	—	—	2,384	2,384

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2016 and December 31, 2015:

	Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2016		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,898	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-20.0%)
		collateral (1)	Liquidation expenses	0.0%	-	-13.5%	(-6.8%)

Other real estate owned	876	Appraisal of	Appraisal adjustments	0.0%	-	-59.5%	(-17.4%)
		collateral (1)	Liquidation expenses	0.0%	-	-5.6%	(-5.6%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$5,496	Appraisal of	Appraisal adjustments	0.0%	-	-62.3%	(-13.7%)
		collateral (1)	Liquidation expenses	0.0%	-	-15.4%	(-6.5%)

Other real estate owned	2,384	Appraisal of	Appraisal adjustments	0.0%	-	-54.1%	(-17.1%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-6.0%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at March 31, 2016 and December 31, 2015. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between  our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at March 31, 2016 and December 31, 2015.

			Fair Value Measurements
			At March 31, 2016
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$27,562	$27,562	$27,562	$—	$—
Investment securities available for sale	201,228	201,228	26	198,771	2,431
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,545	2,545	—	—	2,545
Loans, net	521,206	515,743	—	—	515,743
Accrued interest receivable	4,220	4,220	—	4,220	—
Financial Liabilities:
Demand deposits	87,350	87,350	—	87,350	—
NOW and money markets	201,896	201,896	—	201,896	—
Interest-bearing brokered deposits	25,000	25,000	—	25,000	—
Savings	67,482	67,482	—	67,482	—
Time deposits	207,603	205,706	—	205,706	—
Short-term borrowings	9,000	9,000	9,000	—	—
Long-term borrowings	81,857	79,931	—	79,931	—
Subordinated debt	25,774	27,504	—	27,504	—
Accrued interest payable	1,238	1,238	—	1,238	—
Derivative Instruments (Liability):
Interest rate swaps	1,042	1,042	—	1,042	—

			Fair Value Measurements
			At December 31, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,420	$25,420	$25,420	$—	$—
Investment securities available for sale	224,067	224,067	26	221,546	2,495
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,545	2,545	—	—	2,545
Loans, net	489,414	484,961	—	—	484,961
Accrued interest receivable	4,149	4,149	—	4,149	—
Financial Liabilities:
Demand deposits	83,529	83,529	—	83,529	—
NOW and money markets	207,809	207,809	—	207,809	—
Interest-bearing brokered deposits	25,000	25,000	—	25,000	—
Savings	53,833	53,833	—	53,833	—
Time deposits	207,721	207,110	—	207,110	—
Short-term borrowings	9,000	9,000	9,000	—	—
Long-term borrowings	81,970	80,258	—	80,258	—
Subordinated debt	25,774	26,789	—	26,789	—
Accrued interest payable	709	709	—	709	—
Derivative Instruments (Liability):
Interest rate swaps	555	555	—	555	—

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

Tax liens

At March 31, 2016, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following tables present selected financial information for reportable business segments for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$784,797	$13,751	$798,548
Total deposits	$589,331	$—	$589,331

Interest income	$8,133	$81	$8,214
Interest expense	1,568	155	1,723
Net interest income (expense)	$6,565	$(74)	$6,491
Provision (credit) for loan and lease losses	303	(91)	212
Total non-interest income	1,190	17	1,207
Total non-interest expense	4,839	382	5,221
Income tax expense	—	—	—
Net income (loss)	$2,613	$(348)	$2,265
Noncontrolling interest	$96	$(20)	$76
Net income (loss) attributable to Royal Bancshares	$2,517	$(328)	$2,189

	Three months ended March 31, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$706,252	$18,953	$725,205
Total deposits	$520,286	$—	$520,286

Interest income	$7,037	$243	$7,280
Interest expense	1,344	227	1,571
Net interest income	$5,693	$16	$5,709
(Credit) provision for loan and lease losses	(661)	81	(580)
Total non-interest income	513	54	567
Total non-interest expense	4,850	245	5,095
Income tax expense	—	—	—
Net income (loss)	$2,017	$(256)	$1,761
Noncontrolling interest	$189	$(19)	$170
Net income (loss) attributable to Royal Bancshares	$1,828	$(237)	$1,591

Interest income earned by the community banking segment related to the tax liens segment was approximately $155 thousand and $227 thousand for the three month periods ended March 31, 2016 and 2015, respectively.

Note 18.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. At March 31, 2016 and December 31, 2015, FHLB stock totaled $2.5 million.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of March 31, 2016.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three months ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K for the year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”, “We”, “Our’) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates”, “could”, “may”, “plan” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; changes in generally accepted accounting principles; new service and product offerings by competitors and price pressures and similar items.

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

Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2015) lists significant accounting policies used in the development and presentation of our consolidated financial statements.  The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.  We completed an internal review of this financial information.  This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we have identified other-than-temporary impairment on investment securities, accounting for allowance for loan and lease losses (“allowance”), the valuation of other real estate owned (“OREO”), the valuation allowance of deferred tax assets, fair value measurements, and the pension benefit obligation as among the most critical accounting policies and estimates.  These critical accounting policies and estimates are important to the presentation of our financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

Financial Highlights and Business Results

We are a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “BHCA”). We are supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  Our legal headquarters are located at One Bala Plaza, Suite 522, 231 St. Asaph’s Road, Bala Cynwyd, Pennsylvania, 19004.  The principal activities of the Company are supervising Royal Bank America (“Royal Bank”), which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in central and southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

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

Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, and leases. We are liquidating our tax lien portfolio. At March 31, 2016, commercial real estate and multi-family loans, commercial and industrial loans, leases, and construction and land development loans comprised 48%, 17%, 13%, and 12%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

Our momentum from 2015 carried into the first quarter of 2016 with robust loan and core deposit growth. Growth and changes in our balance sheet positively contributed to our first quarter results as we serve our four key constituents:  customers, shareholders, co-workers, and community. As a community bank, we have been experiencing the same external headwinds as our competitors for high quality commercial loans and less expensive core deposits.  Both loan and deposit pricing will continue to be a challenge as we navigate a flattening yield curve.  We have seen improvement in our risk profile as illustrated by our ratio of non-performing loans to total loans, which is below 1% at March 31, 2016.  We remain focused on modernizing the ways customers access our products and services.  During the first quarter of 2016, we introduced a tablet version of our consumer mobile app as well a mobile app for our corporate customers, which includes our cash management suite of products.  We are also working on enhancements to our website which will improve navigation and functionality.

In March 2016, we commenced renovations of a 3-story Company-owned building in Narberth, Pennsylvania. It is the site of Royal Bank’s main branch location.  The branch will remain open during construction.  We expect the project to be completed later this year for an approximate cost of $1.3 million.  Its our intention to lease the second and third floors as a revenue source.

Consolidated Net Income

Net income attributable to the Company was $2.2 million, or $0.06 per diluted share for the three months ended March 31, 2016 compared to  net income of $1.6 million, or $0.04 per diluted share for the three months ended  March 31, 2015. Factors that positively contributed to the net income results for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were:

•	Net interest income increased $782 thousand, or 13.7%, due to an increase of $62.1 million in average interest-earning assets and a shift from investment securities into higher-yielding loans.
•	Income from Company owned life insurance policies increased $341 thousand.

•	Net gains on the sale of investment securities grew $180 thousand.
•	The provision for unfunded loan commitements declined $277 thousand.

Partially offsetting these positive items was a $792 thousand increase from a credit to the allowance to a provision to allowance and increases of $177 thousand and $107 thousand in net OREO expenses and salaries and benefits, respectively.  We recorded a provision of $212 thousand in the first quarter of 2016 compared to a credit to the allowance of $580 thousand in the first quarter of 2015.  The 2016 provision was primarily due to growth in the loan portfolio and net charge-off activity within the leasing portfolio.

Interest Income

Total interest income of $8.2 million for the first quarter of 2016 increased $934 thousand, or 12.8%, from the comparable quarter of 2015. The growth in interest income was related to a $62.1 million increase in average interest-earning assets along with an 11 basis point increase in the average yield on such assets.  Additionally, the composition in average interest-earning assets shifted significantly from investment securities to loans and leases.  Average interest-earning assets amounted to $743.1 million for the first quarter of 2016 compared to $681.0 million for the first quarter of 2015. Quarter over quarter, interest income on loans and leases increased $1.2 million while interest income on investment securities decreased $242 thousand. Included in interest income on loans for the first quarter of 2016 was approximately $169 thousand in interest income from satisfaction of a loan that had previously been charged-off.  As a comparison, in the the 2015 first quarter, we collected approximately $134 thousand upon the payoff of a non-accrual loan. Also impacting the  first quarter of 2015, was a special dividend declared and paid by the Federal Home Loan Bank of Pittsburgh (“FHLB”).  We received approximately $94 thousand as a result of this special dividend.  Average loans and leases grew $93.3 million, or 22.2%, to $512.9 million, while average investment securities fell $32.0 million, or 12.8%, to $217.7 million for the quarter ended March 31, 2016.  Average cash equivalents slightly increased $732 thousand quarter over quarter. We have strategically sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment. We also had $10.2 million in government agency bonds called during the first quarter of 2016.  In the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

For the first quarter of 2016, the yield on average interest-earning assets of 4.45% amounted to an increase of 11 basis points from the yield of 4.34% for the prior year’s first quarter. Despite the increase in interest income on loans, the average yield on loans declined 13 basis points (5.38% in 2016 versus 5.51% in 2015). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined 10 basis points quarter over quarter (2.46% in 2016 versus 2.56% in 2015).  The investment yield for the first quarter of 2015 was positively impacted by the special dividend paid by the FHLB.

Interest Expense

Total interest expense of $1.7 million in the first quarter of 2016 increased $152 thousand, or 9.7%, from the comparable quarter of 2015. The increase in interest expense was primarily associated with an increase in interest expense on average interest-bearing deposits.  For the first quarter of 2016, average interest-bearing liabilities of $613.6 million increased $46.5 million, or 8.2%, from $567.1 million for the comparable period in 2015.  For the three months ended March 31, 2016, average interest bearing deposits increased $49.1 million, or 11.0%, to $498.1 million, while average borrowings decreased $2.6 million, or 2.2%, to $115.5 million from the comparable quarter of 2015.  Average NOW and money market accounts and savings accounts grew $23.2 million and $42.6 million to $228.2 million and $61.9 million, respectively, quarter over quarter. Positively impacting the quarter over quarter growth in average NOW and money market accounts and savings accounts were two strategic decisions implemented in the third quarter of 2015. We successfully initiated a savings account campaign and were able to grow our customer relationships and deposits. Additionally, in the third quarter of 2015, we entered into a $25.0 million brokered checking deposit arrangement with a regional financial institution. Average certificates of deposit (“CDs”) amounted to $208.0 million, which represented a decrease of $16.7 million, or 7.4% from the comparable quarter of 2015. For the first quarter of 2016, the interest paid on the average interest-bearing deposits increased $132 thousand, or 14.5%, and the interest paid on average borrowings increased $20 thousand, or 3.0% from the comparable quarter of 2015.

The average interest rate paid on average total interest-bearing liabilities during the first quarter of 2016 amounted to 1.13% compared to 1.12% for the comparable quarter of 2015. During the first quarter of 2016 the average interest rate paid on average interest-bearing deposits was 0.84% compared to 0.82% during the comparable quarter of 2015.  Despite the decline in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification increased seven basis points (1.41% in 2016 versus 1.34% in 2015).  Additionally, the average rates paid on savings and NOW and money market accounts increased 52 basis points (0.69% in 2016 versus 0.17% in 2015) and five basis points (0.36% in 2016 versus 0.31% in 2015), respectively.  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types and the retail savings promotion.  The average interest rate paid for borrowings during the first quarter of 2016 was 2.38%, which amounted to an increase of 10 basis points from the average rate paid of 2.28% during the first quarter of 2015.

Net Interest Income and Margin

Net interest income for the quarter ended March 31, 2016 amounted to $6.5 million, resulting in an increase of $782 thousand, or 13.7%, from the comparable quarter of 2015. The growth in net interest income was impacted by the growth in average interest-earning assets and the change in the average interest-earning asset composition.  Quarter over quarter, average loans outstanding increased $93.3 million, or 22.2%,  while average investments declined $32.0 million, or 12.8%.

The net interest margin for the first quarter of 2016 was 3.51%, which grew 11 basis points from 3.40% for the comparable quarter of 2015. The average yield on interest-earning assets for the first quarter of 2016 was 4.45% compared to 4.34% for the same period in 2015.  Funding costs slightly increased from an average interest rate paid of 1.12% for the first quarter of 2015 to 1.13% for the first quarter of 2016.  During the first quarter of 2016, we saw an increase in average rates paid on all interest-bearing deposit product types.  The average rates paid on average savings, CDs, and NOW and money market accounts went up by 52, seven, and five basis points, respectively. We have been experiencing competitive pricing pressure in our market area to retain deposits.  Additionally, the average rate paid on average borrowings increased ten basis points despite a $2.6 million decline in the average balance.  Short-term deposit rates paid and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2015.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	March 31, 2016			March 31, 2015
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Cash equivalents	$12,462	$16	0.52%	$11,730	$5	0.17%
Investment securities	217,677	1,334	2.46%	249,642	1,576	2.56%
Loans	512,937	6,864	5.38%	419,628	5,699	5.51%
Total interest earning assets	743,076	8,214	4.45%	681,000	7,280	4.34%
Non-earning assets	48,981			45,885
Total average assets	$792,057			$726,885
Interest-bearing deposits
NOW and money markets	$228,170	$206	0.36%	$204,932	$158	0.31%
Savings	61,915	106	0.69%	19,291	8	0.17%
Certificates of deposit	208,033	728	1.41%	224,753	742	1.34%
Total interest bearing deposits	498,118	1,040	0.84%	448,976	908	0.82%
Borrowings	115,513	683	2.38%	118,157	663	2.28%
Total interest bearing liabilities	613,631	1,723	1.13%	567,133	1,571	1.12%
Non-interest bearing deposits	81,568			72,991
Other liabilities	23,358			22,937
Shareholders' equity	73,500			63,824
Total average liabilities and equity	$792,057			$726,885
Net interest income		$6,491			$5,709
Net interest margin			3.51%			3.40%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three months ended March 31, 2016, as compared to the respective period in 2015, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2016 vs. 2015
	Increase (decrease)
(In thousands)	Volume	Rate	Total
Interest income
Interest-earning deposits	$1	$10	$11
Total short term earning assets	1	10	11
Investment securities	(180)	(62)	(242)
Loans
Commercial demand loans	277	69	346
Commercial mortgages	682	(60)	622
Residential and home equity loans	64	27	91
Leases receivables	269	(16)	253
Tax certificates	(72)	(89)	(161)
Consumer loans	2	1	3
Loan fees	11	—	11
Total loans	1,233	(68)	1,165
Total increase (decrease) in interest income	$1,054	$(120)	$934
Interest expense
Deposits
NOW and money market	$19	$28	$47
Savings	41	58	99
Certificates of deposit	(57)	43	(14)
Total deposits	3	129	132
Borrowings
Borrowings	(15)	15	—
Subordinated debentures	—	20	20
Total borrowings	(15)	35	20
Total (decrease) increase in interest expense	$(12)	$164	$152
Total increase (decrease) in net interest income	$1,066	$(284)	$782

Provision (Credit) for Loan and Lease Losses

We recorded a $212 thousand provision for loan and lease losses for the three months ended March 31, 2016 compared to a credit of $580 thousand for the corresponding period in 2015.  The 2016 provision was primarily attributable to growth in the loan portfolio and net charge-off activity and specific reserves within the leasing portfolio. Net charge-offs for the leasing portfolio were $275 thousand in the first quarter of 2016 compared to $92 thousand for the same period in 2015.

Non-interest Income

Non-interest income for the first quarter of 2016 was $1.2 million compared to $567 thousand for the comparable quarter of 2015 resulting in an increase of $640 thousand.  Income from Company owned life insurance policies grew $341 thousand from $126 thousand for the first quarter of 2015 to $467 thousand for the first quarter of 2016.  Net gains on the sale of AFS investment securities grew $180 thousand to $367 thousand for the three months ended March 31, 2016 compared to $187 thousand for the comparable period in 2015.  Additionally, we saw a $121 thousand increase in service charges and fees ($316 thousand in 2016 versus $195 thousand in 2015) and was predominantly related to RBA Leasing activity.

Non-interest Expense

Non-interest expense was $5.2 million for the first quarter of 2016 compared to $5.1 million for the first quarter of 2015 and increased $126 thousand, or 2.5%, quarter over quarter. Net OREO expenses increased $177 thousand ($219 thousand in 2016 versus $42 thousand in 2015) and was mostly related to a decline in net gains on the sales of OREO.  We recorded a net loss on the sales of OREO of $18 thousand in the first quarter of 2016 compared to $280 thousand in net gains on the sale of OREO for the 2015 quarter.  Additionally, we recorded an increase of $107,000 in salaries and benefits from $2.6 million in the first quarter of 2015 to $2.7 million for the first quarter of 2016.  The increase in salaries and benefits was mainly attributable to an increase in costs associated with employee health benefits and was fully integrated into our 2016 plan.  Partially mitigating these increases was a $150 thousand credit for unfunded loan commitments due to a decline in such commitments compared to a $127 thousand provision for unfunded loan commitments during the first quarter of 2015.

Income Tax Expense

For the three months ended March 31, 2016 and March 31, 2015, we recorded a provision for income taxes of $0. Despite net income of $2.2 million and $1.6 million for the first quarters of 2016 and 2015, we did not record income tax benefit or expense due to the fact that there was not a need to release any valuation allowance associated with our deferred tax assets (DTA) or any current income or AMT tax expense.

Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three months of both 2016 and 2015 was 0%. The effective income tax rates differ from the statutory rate of 34% primarily due to the utilization of net operating loss carryforwards, non-taxable income related to cash surrender life insurance, state and local income taxes and non-taxable income.

As of March 31, 2016, we had net deferred tax assets totaling $5.7 million. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets can only be realized if we generate sufficient taxable income in the future.  If we cannot, a valuation allowance is established. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax book income, taxable income and tax planning strategies that would, if necessary, be implemented. Based on the analysis of the DTAs at December 31, 2015, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company.  As a result of this conclusion, in 2015 we released $5.4 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense. As of March 31, 2016, no additional increase or decrease in the valuation allowance was required based on management’s assessment. We currently maintain a valuation allowance for certain state net operating losses and other deferred tax assets that will not be realized. We expect to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. However, if an unanticipated event occurs that materially changes pre-tax book income and taxable income in future periods, an increase or decrease in the valuation allowance may become necessary and such change in the valuation allowance could be material to the Company’s financial statements.

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

	Three months ended March 31, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$784,797	$13,751	$798,548
Total deposits	$589,331	$—	$589,331

Interest income	$8,133	$81	$8,214
Interest expense	1,568	155	1,723
Net interest income (expense)	$6,565	$(74)	$6,491
Provision (credit) for loan and lease losses	303	(91)	212
Total non-interest income	1,190	17	1,207
Total non-interest expense	4,839	382	5,221
Income tax expense	—	—	—
Net income (loss)	$2,613	$(348)	$2,265
Noncontrolling interest	$96	$(20)	$76
Net income (loss) attributable to Royal Bancshares	$2,517	$(328)	$2,189

	Three months ended March 31, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$706,252	$18,953	$725,205
Total deposits	$520,286	$—	$520,286

Interest income	$7,037	$243	$7,280
Interest expense	1,344	227	1,571
Net interest income	$5,693	$16	$5,709
(Credit) provision for loan and lease losses	(661)	81	(580)
Total non-interest income	517	330	847
Total non-interest expense	4,855	520	5,375
Income tax expense	—	—	—
Net income (loss)	$2,016	$(255)	$1,761
Noncontrolling interest	$189	$(19)	$170
Net income (loss) attributable to Royal Bancshares	$1,827	$(236)	$1,591

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

Employees: Royal Bank employed approximately 115 people on a full-time equivalent basis as of March 31, 2016.

Deposits: At March 31, 2016, total deposits of Royal Bank were distributed among demand deposits (16%), money market, savings and NOW accounts (49%) and time deposits (35%). At March 31, 2016, deposits of $594.5 million increased $6.6 million from $588.9 million at year end 2015. Included in Royal Bank’s deposits are approximately $5.1 million of intercompany deposits that are eliminated through consolidation.

Lending: At March 31, 2016, Royal Bank, including its subsidiaries, had a total net loan and lease portfolio of $521.2 million, representing 66% of total assets. The loan portfolio is categorized into commercial and industrial, commercial real estate mortgages, residential mortgages (including home equity lines of credit), construction and development, tax certificates, leases and consumer loans.  At March 31, 2016, net loans and leases increased $32.0 million, or 6.4%, from year end 2015 due to new loan originations, loan participation purchases, and loan purchases, which were partially offset by pay downs, payoffs, charge-offs, an increase in the allowance for loan and lease losses and transfers to OREO.

Business results: Total assets of Royal Bank were $794.2 million at March 31, 2016 compared to $783.9 million at year end 2015.  Royal Bank recorded net income of $2.2 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015. Royal Bank’s total interest income for the quarter ended March 31, 2016 was $8.2 million compared to $7.3 million for the quarter ended March 31, 2015. The increase in interest income was primarily attributed to an increase in average interest-earning assets and a change in its composition. Quarter over quarter the average balance for investments declined $30.7 million while average loans outstanding, which typically earn a higher yield than investment securities, increased $93.3 million. Interest expense was $1.7 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015.

The $645 thousand improvement in net income quarter versus quarter was mainly attributable to increases of $785 thousand, $341 thousand and $216 thousand in net interest income, income on Company owned life insurance policies, and net gains on the sale of investments, respectively. Additionally the 2016 quarter benefited from a $277 thousand positive change to a $150 thousand credit for unfunded loan commitments due to a decline in such commitments compared to a $127 thousand provision for unfunded loan commitments during the first quarter of 2015.

Partially offsetting these items was an adverse change of $792 thousand resulting from a $212 thousand provision to the allowance for the first quarter of 2016 compared to a $580 thousand credit to the allowance for the first quarter of 2015.  Net OREO expenses increased $177 thousand and was mostly related to a decline in net gains on the sales of OREO. The above amounts reflect the consolidated totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended March 31, 2016, RID reported net income of $191 thousand compared to net income of $224 thousand for the three months ended March 31, 2015. The quarter versus quarter decrease was primarily related to a $36 thousand decrease in gains on the sale of investment securities.  At March 31, 2016 total assets of RID were $26.3 million, of which $5.5 million was held both in cash and cash equivalents and in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At March 31, 2016 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At March 31, 2016, Royal Preferred LLC had total assets of $21.3 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2016 were 2.78%.

Under the MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payment in the first quarter of 2016.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are at 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business financing leases. Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual leases in amounts up to $250,000. Leases originated in amounts in excess of $250 thousand are held in the portfolio, sold or brokered to other leasing companies.

Business results: At March 31, 2016, total assets of Royal Leasing were $67.3 million, and includes $67.2 million in net leases.  Total assets were $65.1 million at December 31, 2015.  For the quarter ended March 31, 2016, Royal Leasing had net income prior to partner distributions of $375 thousand, a decrease of $375 thousand from $750 thousand for the first quarter of 2015. Impacting the quarter over quarter decline was an increase to the provision for lease losses of $478 thousand during the first quarter of 2016. The increase in the provision for lease losses was related to growth within the portfolio and net-charge-off activity and specific reserves on non-performing leases.  Partially mitigating the provision for lease losses impact was an increase of $112 thousand in net interest income ($837 thousand in 2016 versus $725 thousand in 2015). The increase in net interest income was related to a $12.8 million increase in average leases quarter over quarter. Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2016, the amount due Royal Bank from RBA Leasing was $62.3 million.

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

Business results: At March 31, 2016 and December 31, 2015, total assets of RIA were $6.4 million and $6.1 million, respectively.  For the quarter ended March 31, 2016, RIA had net income of $318 thousand compared to $0 for the comparable 2015 period.  The net income for 2016 was predominantly related to gains on the sale of investment securities of $276 thousand.  There were no gains on the sale of investment securities realized in 2015.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2016, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded net losses of $99 thousand and $94 thousand for the three months ended March 31, 2016 and 2015, respectively. CSC recorded a $36 thousand net loss on the sales of OREO properties in the first quarter of 2016 compared to a $76 thousand net gain on the sales of OREO properties for the first quarter of 2015. Partially mitigating this decline was a $28 thousand improvement in net interest expense. CSC had net interest expense of $52 thousand for the first quarter of 2016 compared to $80 thousand for the first quarter of 2015.  The quarter over quarter change in net interest expense was related to an OREO property that was transferred back to tax certificates as a performing lien.  Additionally, OREO expenses declined of $71 thousand quarter over quarter. At March 31, 2016, total assets of CSC were $4.6 million, of which $1.4 million was held in tax liens and $3.1 million was in OREO, while at December 31, 2015 total assets were $4.7 million, of which $1.4 million was held in tax liens and $3.2 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At March 31, 2016, the amount due Royal Bank from CSC was $5.4 million.

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

Business results:  RTL recorded net losses of $250 thousand for the three months ended March 31, 2016 compared to $162 thousand for the comparable period in 2015. RTL had net interest expense of $22 thousand for the quarter ended March 31, 2016 compared to net interest income of $96 thousand for the same period in 2015.  The net interest income reduction of $22 thousand is related to the decline in average lien balances. The $88 thousand quarter over quarter increase in net loss was also impacted by a $182 thousand decrease in net gains on the sales of OREO. Partially mitigating these declines was improvement in OREO related expenses of $66 thousand ($184 thousand for 2016 versus $250 thousand for 2015).  At March 31, 2016, total assets of RTL were $9.1 million, of which $3.4 million was held in tax liens and $3.7 million was held in OREO as compared to total assets at December 31, 2015 of $9.4 million, of which $3.3 million was held in tax liens and $4.0 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At March 31, 2016, the amount due Royal Bank from RTL was $3.9 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at March 31, 2016 were $798.5 million, an increase of $10.3 million, or 1.3%, from December 31, 2015.  This growth was mainly attributed to a $32.0 million increase in loans and leases that was partially offset by a reduction of $22.8 million in investment securities.  Cash flows from investment securities sales, calls, and payments were reinvested in loans and leases and also utilized to buy additional government issued or sponsored mortgage-backed securities or CMOs.

Cash and Cash Equivalents

Total cash and cash equivalents of $27.6 million at March 31, 2016 increased $2.2 million from $25.4 million at December 31, 2015 due to deposit growth.  It is anticipated that a portion of the cash will continue to be utilized to fund new loan originations.

Investment Securities

AFS investment securities of $201.2 million at March 31, 2016, dropped $22.8 million, or 10.2%, from the level at December 31, 2015.  The decline was primarily due to the sales and calls of investment securities.  The majority of the incoming cash flows from the investment portfolio were used to fund loan growth.  FHLB stock was $2.5 million at March 31, 2016 and December 31, 2015.

The AFS investment portfolio had a net unrealized gain of $3.2 million at March 31, 2016 compared to a net unrealized loss of $41 thousand at December 31, 2015.  The improvement in the net unrealized gain was directly related to a $2.5 million increase in the net unrealized gain on U.S. Agency CMOs and a $506 thousand improvement in the net unrealized loss on U.S. government agency bonds. These securities carry lower coupons and their market value was positively impacted by the 49 basis point decrease in the 10-year Treasury yield from 2.27% at December 31, 2015 to 1.78% at March 31, 2016.  There was no OTTI impairment for any of the investment securities during the first quarter of 2016 or 2015.

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2016 and December 31, 2015 are as follows:

As of March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$15,949	$11	$(69)	$15,891
Mortgage-backed securities-residential	10,673	250	—	10,923
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	155,465	2,852	(397)	157,920
Non-agency	2,449	29	—	2,478
Corporate bonds	1,500	58	—	1,558
Municipal bonds	9,895	172	(66)	10,001
Other securities	2,117	314	—	2,431
Common stocks	26	—	—	26
Total available for sale	$198,074	$3,686	$(532)	$201,228

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

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

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We have a concentration of credit risk in commercial real estate and construction and land development loans at March 31, 2016. The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans. We classify our leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between our gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method. The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions. The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law. The tax certificates are predominantly in New Jersey. We ceased acquiring new tax certificates in 2010. Consumer loans includes cash secured and unsecured loans and lines of credit.

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

Residential Loans: Our residential mortgages were acquired in recent years in pool purchases and are secured primarily by properties located in our primary market and surrounding areas. We originate home equity loans and home equity lines of credit in our market area with a maximum amount of $500 thousand. The collateral must be the borrower’s primary residence and the loan-to-value does not exceed 80%. Home equity lines of credit are variable rate and are indexed to the prime rate. Our home equity loans are either first or second liens and have a fixed rate.

Consumer Loans: We originate cash-secured and unsecured loans and lines of credit to individuals. Unsecured loans and lines of credit have a maximum amount of $15 thousand. Unsecured consumer loans generally have a higher interest rate than residential loans because they have additional credit risk associated with them.

Total loans and leases of $531.1 million increased $32.0 million, or 6.4%, from the level at December 31, 2015.  The following table represents loan balances by type:

	March 31,	December 31,
(In thousands)	2016	2015
Commercial real estate	$237,343	$225,679
Construction and land development	61,095	47,984
Commercial and industrial	92,189	85,980
Multi-family	16,576	16,249
Residential real estate	49,370	51,588
Leases	67,267	64,341
Tax certificates	4,820	4,755
Consumer	2,487	2,527
Total loans, net of unearned income	$531,147	$499,103

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

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of March 31, 2016		As of December 31, 2015
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$1,396	$—	$1,495	$77
Construction and land development	145	—	145	—
Commercial and industrial	821	—	751	100
Residential real estate	843	25	889	27
Leases	981	185	1,087	194
Tax certificates	1,038	—	1,125	—
Total non-accrual loans	$5,224	$210	$5,492	$398

Non-accrual loan activity for the first quarter of 2016 is set forth below:

	For the three months ended March 31, 2016
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Commercial real estate	$1,495	$—	$(22)	$(77)	$—	$1,396
Construction and land development	145	—	—	—	—	145
Commercial and industrial	751	189	(11)	(108)	—	821
Residential real estate	889	—	(18)	—	(28)	843
Leases	1,087	283	(106)	(283)	—	981
Tax certificates	1,125	85	(87)	(6)	(79)	1,038
Total non-accrual loans	$5,492	$557	$(244)	$(474)	$(107)	$5,224

Total non-accrual loans at March 31, 2016 were $5.2 million compared to $5.5 million at December 31, 2015.  The slight decline of $268 thousand was the result of $474 thousand in charge-offs mostly related to specific reserves, a $244 thousand reduction in existing non-accrual loan balances through payments, and $107 thousand in transfers to OREO, which were partially offset by additions to non-accrual loans of $557 thousand. During the first quarter of 2016,  one performing troubled debt restructuring (“TDR”) in the amount of $181 thousand became non-accrual because it was past due its maturity date.  The remainder of the additions to non-accrual were in leases and the tax certificate portfolio. The tax certificate portfolio accounted for approximately 74% of the transfers to OREO.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include TDRs. For all classes of loans receivable, with the exception of tax ceritficates, the accrual of interest income is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income.  If interest had accrued on non-accrual loans, such income would have been approximately $158 thousand for the three months ended March 31, 2016, respectively, compared to $204 thousand for the three months ended March 31, 2015. At March 31, 2016, we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	March 31,	December 31,
(In thousands)	2016	2015
Impaired loans and leases with a valuation allowance	$1,598	$2,414
Impaired loans without a valuation allowance	4,868	4,777
Total impaired loans and leases	$6,466	$7,191
Valuation allowance related to impaired loans	$210	$398

	For the three months ended
	March 31,
(In thousands)	2016	2015
Average investment in impaired loans and leases	$6,884	$15,198
Interest income recognized on impaired loans and leases	$30	$81
Interest income recognized on a cash basis on impaired loans and leases	$—	$135

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At March 31, 2016, we had five TDRs, with a total carrying value of $2.3 million. At December 31, 2015, we had six TDRs with a total carrying value of $2.6 million.  The reduction in TDRs was related to payments received and the negotiated settlement of one TDR which had a carrying value of $68 thousand at

December 31, 2015.  As a result of the settlement, we received $60 thousand in principal and recorded a charge-off of $8 thousand.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of March 31, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$22	$—	$22
Construction and land development	1	—	145	145
Commercial and industrial	2	1,869	181	2,050
Residential real estate	1	—	88	88
Total	5	$1,891	$414	$2,305

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

The amount of the allowance is reviewed and approved by the CFO, CLO, CCO and Chief Risk Officer (“CRO”) on at least a quarterly basis. Management believes that the allowance at March 31, 2016 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended
	March 31,
(In thousands)	2016	2015
Balance at period beginning	$9,689	$11,708
Charge-offs
Commercial real estate	(77)	—
Construction and land development	—	—
Commercial and industrial	(108)	(340)
Residential real estate	—	—
Leases	(283)	(103)
Tax certificates	(6)	(425)
Total charge-offs	(474)	(868)
Recoveries
Commercial real estate	176	350
Construction and land development	194	248
Commercial and industrial	123	1
Residential real estate	11	8
Leases	8	11
Tax certificates	2	19
Total recoveries	514	637
Net charge-offs	40	(231)
Provision (credit) for loan and lease losses	212	(580)
Balance at period end	$9,941	$10,897

An analysis of the allowance by loan type is set forth below:

	At March 31, 2016		At December 31, 2015
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$3,570	44.7%	$3,622	45.2%
Construction and land development	1,920	11.5%	1,674	9.6%
Commercial and industrial	1,419	17.4%	1,513	17.2%
Multi-family	174	3.1%	171	3.3%
Residential real estate	586	9.3%	586	10.3%
Leases	1,993	12.7%	1,749	12.9%
Tax certificates	252	0.9%	347	1.0%
Consumer	27	0.4%	27	0.5%
Unallocated	—	—%	—	—%
Total allowance	$9,941	100.00%	$9,689	100.0%

The allowance increased $252 thousand from $9.7 million at December 31, 2015 to $9.9 million at March 31, 2016. The increase in the allowance was directly related to a provision for loan and lease losses of $212 thousand which was primarily attributable to growth in the loan portfolio and net charge-off activity and specific reserves within the leasing portfolio. Net charge-offs for the leasing portfolio were $275 thousand in the first quarter of 2016. For the three months ended March 31, 2016 we recorded total charge-offs of $474 thousand, which were mostly related specifc reserves.  During the first quarter of 2016, we received a $283 recovery on a loan relationship that had been previously charged-off.  The allowance was 1.87% of total loans and leases at March 31, 2016 compared to 1.94% at December 31, 2015.

Other Real Estate Owned

At March 31, 2016, OREO was comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 53 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2015 to March 31, 2016.

	For the year ended March 31, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(6)	(455)	(461)
Net gains on sales	1	(19)	(18)
Transfers in	28	79	107
Cash additions	—	91	91
Impairment charge	—	(58)	(58)
Ending balance	$243	$6,853	$7,096

At March 31, 2016, OREO was comprised of $215 thousand in land, $6.9 million in tax liens, and $28 thousand in residential real estate related to a single family home.  During the first quarter of 2016, we sold the last condominium related to the construction project in Minneapolis, Minnesota.  We received our pro rata share of net proceeds in the amount of $6 thousand and recorded a net gain of $1 thousand. During the same period, we transferred to OREO a single family home with a value of $28 thousand.

During the first quarter of 2016, we transferred tax liens of $79 thousand to OREO which represented 2 properties and added $91 thousand in lien redemptions on existing properties.  During the same period we sold 8 tax lien properties, received proceeds of $455 thousand, and recorded a net loss of $19 thousand as a result of these sales. Additionally, we recorded impairment charges of $58 thousand during the first three months of 2016 related to the tax lien properties. At December 31, 2015, OREO assets acquired through the tax lien portfolio were $7.2 million and were comprised of 60 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At March 31,	At December 31,
(Amounts in thousands)	2016	2015
Non-accrual loans	$4,186	$4,367
Non-accrual tax certificates	1,038	1,125
Total non-accrual loans (1)	5,224	5,492
Other real estate owned-loans	243	220
Other real estate owned-tax certificates	6,853	7,215
Total other real estate owned	7,096	7,435
Total non-performing assets	$12,320	$12,927

Non-performing assets to total assets	1.54%	1.64%
Total non-accrual loans to total loans	0.98%	1.10%
ALLL to total non-accrual loans	190.29%	176.42%
ALLL to total loans	1.87%	1.94%
(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, were $589.3 million at March 31, 2016 and increased $11.4 million, or 2.0%, from $577.9 million at December 31, 2015.  The increase in deposits reflects a focused change in the composition of deposits by growing our existing customer relationships as well as developing new relationships. Demand deposits, NOWs and savings accounts increased $3.8 million. $4.9 million and $13.6 million, respectively.  Money market accounts declined $10.8 million.

The following table represents ending deposit balances by type:

	March 31,	December 31,
(In thousands)	2016	2015
Non-interest bearing checking	$87,350	$83,529
NOW	47,421	42,558
Interest-bearing brokered deposits	25,000	25,000
Money Market	154,475	165,251
Savings	67,482	53,833
Time deposits (over $250)	16,285	16,816
Time deposits ($250 and under)	191,318	190,905
Total deposits	$589,331	$577,892

Borrowings

Total borrowings, which include trust preferred securities, amounted to $116.6 million at March 31, 2016 compared to $116.7 million at December 31, 2015. The $113 thousand decline is attributable to payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Shareholders’ equity attributable to the Company decreased $1.9 million, or 2.6%, from $71.9 million at December 31, 2015 to $70.0 million at March 31, 2016. In March 2016, we received approval from the Federal Reserve Bank to repurchase 4,000 shares of the outstanding Series A preferred stock for $5.8 million or $1,450.00 per share.  Partially offsetting the decrease in preferred stock was net income of $2.2 million and an improvement in accumulated other comprehensive loss of $1.7 million.  The improvement in accumulated other comprehensive loss was mostly related to an increase in the valuation of the investment portfolio which was partially offset by a decline in the value of our interest rate swap.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.   Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.0%.  Management believes that as of March 31, 2016, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.

In December 2013, Federal banking regulators issued rules for complying with the Volcker Rule provision of the Dodd-Frank Act. Royal Bank does not engage in, and does not expect to engage in, any transactions that are considered “covered activities” as defined by the Volcker Rule. Therefore, Royal Bank does not have any additional compliance obligations under the Volcker Rule.

At March 31, 2016 and December 31, 2015, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2016 and the previous 22 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2016	$89,899	15.640%	$49,576	8.625%	$57,480	10.000%
At December 31, 2015	$87,354	15.802%	$44,225	8.000%	$55,281	10.000%
Tier 1 capital (to risk-weighted assets)
At March 31, 2016	$82,680	14.384%	$38,080	6.625%	$45,984	8.000%
At December 31, 2015	$80,410	14.546%	$33,169	6.000%	$44,225	6.000%
Tier 1 capital (to average assets, leverage)
At March 31, 2016	$82,680	10.596%	$31,210	4.000%	$39,013	5.000%
At December 31, 2015	$80,410	10.589%	$30,374	4.000%	$37,968	5.000%
Common equity Tier 1 (to risk-weighted assets)
At March 31, 2016	$62,959	10.953%	$29,458	5.125%	$37,362	6.500%
At December 31, 2015	$58,824	10.641%	$24,876	4.500%	$35,933	6.500%

*Ratios related to risk-weighted assests include the capital conservation buffer of 0.625%.

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the year ended	For the year ended
(In thousands)	March 31, 2016	December 31, 2015
RAP net income	$295	$9,161
Tax lien adjustment, net of noncontrolling interest	1,948	1,973
U.S. GAAP net income	$2,243	$11,134

	At March 31, 2016		At December 31, 2015
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.640%	15.932%	15.802%	16.109%
Tier 1 capital (to risk-weighted assets)	14.384%	14.676%	14.546%	14.853%
Tier 1 capital (to average assets, leverage)	10.596%	10.822%	10.589%	10.824%
Common equity Tier 1 (to risk-weighted assets)	10.953%	10.915%	10.641%	10.962%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2016	$100,112	17.303%	$49,903	8.625%	$57,858	10.000%
At December 31, 2015	$103,355	18.574%	$44,516	8.000%	$55,645	10.000%
Tier 1 capital (to risk-weighted assets)
At March 31, 2016	$90,621	15.663%	$38,331	6.000%	$34,715	6.000%
At December 31, 2015	$95,316	17.129%	$33,387	6.000%	$33,387	6.000%
Tier 1 capital (to average assets, leverage)
At March 31, 2016	$90,621	11.512%	$31,487	4.000%	N/A	N/A
At December 31, 2015	$95,316	12.444%	$30,638	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At March 31, 2016	$54,284	9.382%	$29,652	4.500%	N/A	N/A

*Ratios related to risk-weighted assests include the capital conservation buffer of 0.625%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the year ended	For the year ended
(In thousands)	March 31, 2016	December 31, 2015
U.S. GAAP net income	$2,189	$10,993
Tax lien adjustment, net of noncontrolling interest	(1,948)	(1,973)
RAP net income	$241	$9,020

	At March 31, 2016		At December 31, 2015
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	17.303%	17.016%	18.574%	18.277%
Tier 1 capital (to risk-weighted assets)	15.663%	15.262%	17.129%	16.710%
Tier 1 capital (to average assets, leverage)	11.512%	11.207%	12.444%	12.127%
Common equity Tier 1 (to risk-weighted assets)	9.382%	9.415%	9.366%	9.040%

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At March 31, 2016, our liquidity ratios were more than five times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the Series A Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. As of March 31, 2016 the Series A Preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $7.5 million and has not been recognized in the consolidated financial statements.

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

The following table summarizes re-pricing intervals for interest-earning assets and interest-bearing liabilities as of March 31, 2016, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At March 31, 2016, we were in a liability sensitive position of $2.0 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  Additionally, the Company has exposure to rising rates as $156.3 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$16.8	$—	$—	$—	$10.8	$27.6
Investment securities AFS	14.9	39.5	110.9	32.5	3.4	201.2
Loans: (2)
Fixed rate	27.1	47.3	204.5	123.8	(9.9)	392.8
Variable rate	123.7	3.6	1.1	—	—	128.4
Total loans	150.8	50.9	205.6	123.8	(9.9)	521.2
Other assets (3)	—	20.4	—	—	28.1	48.5
Total Assets	$182.5	$110.8	$316.5	$156.3	$32.4	$798.5
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$87.3	$87.3
Interest-bearing deposits	32.2	96.6	165.6	—	—	294.4
Certificate of deposits	22.1	82.8	95.8	6.9	—	207.6
Total deposits	54.3	179.4	261.4	6.9	87.3	589.3
Borrowings	36.6	25.0	55.0	—	—	116.6
Other liabilities	—	—	—	—	22.1	22.1
Capital	—	—	—	—	70.5	70.5
Total liabilities & capital	$90.9	$204.4	$316.4	$6.9	$179.9	$798.5
Net interest rate GAP	$91.6	$(93.6)	$0.1	$149.4	$(147.5)
Cumulative interest rate GAP	$91.6	$(2.0)	$(1.9)	$147.5
GAP to total assets	11%	(12)%
GAP to total equity	130%	(133)%
Cumulative GAP to total assets	11%	(0)%
Cumulative GAP to total equity	130%	(3)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At March 31, 2016, floating rate loans with floors and without floors were $102.6 million and $25.8 million, respectively.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2015, that the Company’s disclosure controls and procedures were effective at March 31, 2016.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.  All non-routine legal proceedings are described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 12, 2016.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 12, 2016.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 12, 2016.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 12, 2016.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: May 12, 2016

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer