Form 10-Q
period 2016-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2016-08-09
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2016
$2.00 par value	27,870,080

Class B Common Stock	Outstanding at July 31, 2016
$0.10 par value	1,926,575

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

 ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	June 30,	December 31,
	2016	2015
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$11,440	$10,394
Interest-earning deposits	15,163	15,026
Total cash and cash equivalents	26,603	25,420
Investment securities available for sale (“AFS”), at fair value	204,058	224,067
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,778	2,545
Loans and leases (“LHFI”)	547,087	499,103
Less allowance for loan and lease losses	10,008	9,689
Net loans and leases	537,079	489,414
Company owned life insurance	20,737	19,899
Accrued interest receivable	4,065	4,149
Other real estate owned (“OREO”), net	7,208	7,435
Premises and equipment, net	4,346	3,959
Other assets	7,328	9,145
Total assets	$816,452	$788,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$88,956	$83,529
Interest-bearing	510,288	494,363
Total deposits	599,244	577,892
Short-term borrowings	24,000	9,000
Long-term borrowings	71,744	81,970
Subordinated debentures	25,774	25,774
Accrued interest payable	1,763	709
Other liabilities	20,980	20,640
Total liabilities	743,505	715,985
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value per share, 500,000 shares authorized, 14,856 and 18,856 shares outstanding at June 30, 2016 and December 31, 2015	14,856	18,856
Class A common stock, par value $2 per share, authorized 40,000,000 shares; issued and outstanding, 28,226,152 and 28,204,182 at June 30, 2016 and December 31, 2015 respectively	56,452	56,408
Class B common stock, par value $ 0.10 per share, authorized 3,000,000 shares; issued and outstanding, 1,926,575 and 1,928,289 at June 30, 2016 and December 31, 2015 respectively	193	193
Additional paid in capital	108,508	110,494
Accumulated deficit	(100,660)	(104,879)
Accumulated other comprehensive loss	(1,930)	(3,919)
Treasury stock - at cost, shares of Class A, 357,011 and 375,333 at June 30, 2016 and December 31, 2015 respectively	(4,992)	(5,249)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	72,427	71,904
Noncontrolling interest	520	394
Total equity	72,947	72,298
Total liabilities and shareholders’ equity	$816,452	$788,283

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income
Loans and leases, including fees	$6,958	$5,723	$13,822	$11,422
Investment securities	1,206	1,340	2,540	2,916
Deposits in banks	17	8	33	13
Total Interest Income	8,181	7,071	16,395	14,351
Interest Expense
Deposits	1,067	920	2,107	1,828
Short-term borrowings	20	—	32	—
Long-term borrowings	677	671	1,348	1,334
Total Interest Expense	1,764	1,591	3,487	3,162
Net Interest Income	6,417	5,480	12,908	11,189
Provision (credit) for loan and lease losses	197	(586)	409	(1,166)
Net Interest Income after Provision (Credit) for Loan and Lease Losses	6,220	6,066	12,499	12,355
Non-interest Income
Service charges and fees	277	339	593	534
Income from company owned life insurance	188	122	655	248
Net gains on the sale of AFS investment securities	735	385	1,102	572
Total other-than-temporary impairment on AFS investment securities	(146)	—	(146)	—
Other income	19	71	76	130
Total Non-interest Income	1,073	917	2,280	1,484
Non-interest Expense
Employee salaries and benefits	2,608	2,559	5,326	5,170
Occupancy and equipment	664	720	1,388	1,476
Professional and legal fees	514	511	906	934
Net OREO expenses	(6)	66	213	108
Pennsylvania shares tax expense	126	112	239	225
FDIC and state assessments	171	182	344	375
Communications and data processing	244	193	491	393
(Credit) provision for credit losses on off-balance sheet credit exposures	(21)	223	(171)	350
Directors’ fees	99	117	240	235
Marketing and advertising	67	102	144	147
Insurance	93	88	183	166
Loan collection expenses	66	95	107	135
Other operating expenses	421	403	857	752
Total Non-interest Expense	5,046	5,371	10,267	10,466
Income Before Tax Expense	2,247	1,612	4,512	3,373
Income Tax Expense	60	—	60	—
Net Income	$2,187	$1,612	$4,452	$3,373
Less Net Income Attributable to Noncontrolling Interest	$153	$151	$229	$321
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$2,034	$1,461	$4,223	$3,052
Less Preferred Stock Series A Accumulated Dividend and Accretion	$338	$429	$672	$853
Net Income Available to Common Shareholders	$1,696	$1,032	$3,551	$2,199
Per Common Share Data:
Net Income — Basic and Diluted	$0.06	$0.03	$0.12	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net income	$2,187	$1,612	$4,452	$3,373
Other comprehensive income, net of tax
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during period, net of tax	886	(965)	3,219	130
Less adjustment for impaired investments, net of tax (1)	(96)	—	(96)	—
Less reclassification adjustment for gains realized in net income, net of tax (2)	485	255	727	378
Unrealized gains (losses) on investment securities	497	(1,220)	2,588	(248)
Unrecognized benefit obligation:
Reclassification adjustment for amortization (3)	(51)	(17)	(154)	(34)
Unrecognized benefit obligation expense	(51)	(17)	(154)	(34)
Unrealized loss on derivative instrument, net of tax	(123)	(64)	(445)	(185)
Other comprehensive income	323	(1,301)	1,989	(467)
Comprehensive income	2,510	311	6,441	2,906
Less net income attributable to noncontrolling interest	153	151	229	321
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$2,357	$160	$6,212	$2,585

(1)

Gross amounts are included in total other-than-temporary impairment on AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of  $50 thousand in taxes for the three and six months ended June 30, 2016. See Note 15. Comprehensive Income.

(2)

Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of $250 thousand and $375 thousand in taxes for the three and six months ended June 30, 2016 and $130 thousand and $194 thousand for the three and six months ended June 30, 2015. See Note 15. Comprehensive Income.

(3)	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2016-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2016	$18,856	28,204	$56,408	1,928	$193	$110,494	$(104,879)	$(3,919)	$(5,249)	$394	$72,298
Net income							4,223			229	4,452
Other comprehensive income, net of reclassifications and taxes								1,989			1,989
Distributions to noncontrolling interests										(103)	(103)
Common stock conversion from Class B to Class A		2	4	(2)			(4)				—
Repurchase of 4,000 shares of preferred stock	(4,000)					(1,800)					(5,800)
Treasury shares issued for compensation (18,322 shares)						(219)			257		38
Stock options exercised (20,000 shares)		20	40			(11)					29
Stock option expense						44					44
Balance June 30, 2016	$14,856	28,226	$56,452	1,926	$193	$108,508	$(100,660)	$(1,930)	$(4,992)	$520	$72,947

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Six months ended June 30,

(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,452	$3,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	291
Stock compensation expense	44	37
Provision (credit) for loan and lease losses	409	(1,166)
(Credit) provision for credit losses on off-balance sheet credit exposures	(171)	350
Impairment charge for OREO	89	355
Net amortization of premiums on AFS investment securities	728	807
Net accretion of net deferred fees on loans	(288)	(239)
Net gains on sales of OREO	(50)	(646)
Net gains on sales of investment securities	(1,102)	(572)
Income from company owned life insurance	(655)	(248)
Other-than-temporary impairment on AFS investment securities	146	—
Changes in assets and liabilities:
Decrease in accrued interest receivable	84	811
Increase in other assets	(528)	(1,451)
Increase in accrued interest payable	1,054	1,081
Increase (decrease) in other liabilities	511	(318)
Net cash provided by operating activities	4,987	2,465
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	28,462	19,295
Proceeds from sales of AFS investment securities	10,705	24,506
Purchase of AFS investment securities	(14,779)	(6,061)
(Purchase) redemption of Federal Home Loan Bank stock	(233)	37
Net increase in loans	(48,240)	(36,401)
Additions to OREO	(157)	(308)
Purchase of premises and equipment	(651)	(369)
Proceeds from sales of OREO	799	3,466
Net cash (used in) provided by investing activities	(24,094)	4,165

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Six months ended June 30,

	2016	2015
Cash flows from financing activities:
Net increase in demand and NOW accounts	$4,194	$2,424
Net increase in money market and savings accounts	15,501	3,299
Net increase (decrease) in certificates of deposit	1,657	(4,638)
Net increase in short-term borrowings	15,000	—
Repayments of long-term borrowings	(10,226)	(10,228)
Distributions to noncontrolling interest	(103)	(290)
Issuance of treasury stock	38	28
Repurchase of preferred stock	(5,800)	—
Proceeds from stock options exercised	29	—
Net cash provided by (used in) financing activities	20,290	(9,405)
Net increase (decrease) in cash and cash equivalents	1,183	(2,775)
Cash and cash equivalents at the beginning of the period	25,420	30,790
Cash and cash equivalents at the end of the period	$26,603	$28,015
Supplemental Disclosure:
Income taxes paid	$60	$—
Interest paid	$2,433	$2,081
Transfers from loans to OREO	$454	$3,619

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In March 2016, FASB issued Accounting Standards Update No. 2016-09, ”Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  FASB is issuing ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09  involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  We do not believe ASU 2016-09 will have a material effect on our financial statements.

In June 2016, FASB issued Accounting Standards Update No. 2016-13, ”Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

The amendments in ASU 2016-13 affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. There is diversity in practice in applying the incurred loss methodology, which means that before transition some entities may be more aligned, under current GAAP, than others to the new measure of expected credit losses.

The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition.

Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The amendments in ASU 2016-13 require that credit losses be presented as an allowance rather than as a writedown. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current period earnings.

For public business entities that are SEC filers, the amendments in ASU 2016-13 are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities may adopt the amendments in ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is,  modified-retrospective approach).  A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU 2016-13. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to  improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. We are currently evaluating the impact of the amendments in ASU 2016-13 on our consolidated financial statements.

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A Preferred Stock.  We made the decision to suspend the preferred cash dividends in order to support the liquidity position of Royal Bank.  The dividend in arrears on the outstanding shares of Series A preferred stock is approximately $8.1 million and includes additional dividends on arrearages.  In the event we declared the preferred dividend in arrears, our equity and capital ratios would be negatively affected; however, they would remain above the required minimum ratios.

Under the MOU, we may not declare or pay any dividends on our capital stock or make interest payments related to our outstanding trust preferred securities or subordinate securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the first two quarters of 2016, we received approval from the Federal Reserve Bank and paid the respective quarterly interest payments on the trust preferred securities in March and June 2016.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at June 30, 2016 and December 31, 2015 are as follows:

As of June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$13,594	$33	$—	$13,627
Mortgage-backed securities-residential	10,145	357	—	10,502
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	160,639	3,639	(286)	163,992
Non-agency	2,243	51	—	2,294
Corporate bonds	1,700	94	—	1,794
Municipal bonds	9,724	275	(53)	9,946
Other securities	1,877	—	—	1,877
Common stocks	26	—	—	26
Total available for sale	$199,948	$4,449	$(339)	$204,058

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

The amortized cost and fair value of investment securities at June 30, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2016
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$1,003	$1,001
After 1 but within 5 years	10,811	10,827
After 5 but within 10 years	9,091	9,319
After 10 years	4,113	4,220
Mortgage-backed securities-residential	10,145	10,502
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	160,639	163,992
Non-agency	2,243	2,294
Total available for sale debt securities	198,045	202,155
No contractual maturity	1,903	1,903
Total available for sale securities	$199,948	$204,058

Proceeds from the sales of AFS investments during the three and six months ended June 30, 2016 were $683 thousand and $10.7 million.  Proceeds from the sales of AFS investments during the three and six months ended June 30, 2015 were $5.8 million and $24.5 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Gross realized gains	$779	$385	$1,146	$572
Gross realized losses	(44)	—	(44)	—
Net realized gains	$735	$385	$1,102	$572

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

June 30, 2016	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	$8,801	$(77)	3	$10,705	$(209)	3	$19,506	$(286)	6
Municipal bonds	3,034	(49)	3	1,328	(4)	2	4,362	(53)	5
Total available for sale	$11,835	$(126)	6	$12,033	$(213)	5	$23,868	$(339)	11

December 31, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$6,681	$(57)	2	$18,882	$(507)	6	$25,563	$(564)	8
Mortgage-backed securities-residential	5,140	(5)	2	2,574	(45)	1	7,714	(50)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	87,020	(994)	31	15,644	(560)	5	102,664	(1,554)	36
Non-agency	1,101	(26)	1	—	—	—	1,101	(26)	1
Municipal bonds	6,080	(52)	7	—	—	—	6,080	(52)	7
Total available for sale	$106,022	$(1,134)	43	$37,100	$(1,112)	12	$143,122	$(2,246)	55

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. During the second quarter of 2016, we recorded impairment charges of $146 thousand on two private equity funds as a result of analyses performed on recent financial information. We did not record OTTI charges to earnings during the first two quarters of 2015.  There was no credit-related impairment losses on debt securities held at June 30, 2016 and June 30, 2015 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of June 30, 2016, we had six Agency CMOs with a fair value of $19.5 million and gross unrealized losses of $286 thousand.  Three of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining three Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2016.

Municipal bonds:  As of June 30, 2016 we had five municipal bonds with a fair value $4.4 million and gross unrealized losses of $53 thousand.  Three of the municipal bonds have been in an unrealized loss position for less than twelve months and two bonds have been in an unrealized loss position for twelve months or longer at June 30, 2016. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at June 30, 2016.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations, or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of loans are as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Commercial real estate	$239,776	$225,679
Construction and land development	65,385	47,984
Commercial and industrial	97,270	85,980
Multi-family	21,010	16,249
Residential real estate	50,104	51,588
Leases	66,898	64,341
Tax certificates	4,390	4,755
Consumer	2,254	2,527
Total loans, net of unearned income	$547,087	$499,103

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

The following tables present risk ratings for each loan portfolio classification at June 30, 2016 and December 31, 2015.

As of June 30, 2016
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$210,706	$27,813	$349	$—	$908	$239,776
Construction and land development	10,234	55,006	—	—	145	65,385
Commercial and industrial	85,324	9,199	116	1,869	762	97,270
Multi-family	17,012	3,998	—	—	—	21,010
Residential real estate	49,405	108	—	—	591	50,104
Leases	64,383	801	429	—	1,285	66,898
Tax certificates	3,280	—	—	—	1,110	4,390
Consumer	2,143	111	—	—	—	2,254
Total loans, net of unearned income	$442,487	$97,036	$894	$1,869	$4,801	$547,087

As of December 31, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$191,320	$31,994	$870	$—	$1,495	$225,679
Construction and land development	4,429	43,410	—	—	145	47,984
Commercial and industrial	68,998	13,971	195	2,065	751	85,980
Multi-family	15,982	267	—	—	—	16,249
Residential real estate	50,699	—	—	—	889	51,588
Leases	62,896	319	39	—	1,087	64,341
Tax certificates	3,630	—	—	—	1,125	4,755
Consumer	2,439	88	—	—	—	2,527
Total loans, net of unearned income	$400,393	$90,049	$1,104	$2,065	$5,492	$499,103

The following tables present an aging analysis of past due payments for each loan portfolio classification at June 30, 2016 and December 31, 2015.

As of June 30, 2016	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$—	$—	$—	$908	$238,868	$239,776
Construction and land development	—	—	—	145	65,240	65,385
Commercial and industrial	349	133	—	762	96,026	97,270
Multi-family	—	—	—	—	21,010	21,010
Residential real estate	251	118	—	591	49,144	50,104
Leases	801	429	—	1,285	64,383	66,898
Tax certificates	—	—	—	1,110	3,280	4,390
Consumer	—	—	—	—	2,254	2,254
Total loans, net of unearned income	$1,401	$680	$—	$4,801	$540,205	$547,087

As of December 31, 2015	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$96	$—	$—	$1,495	$224,088	$225,679
Construction and land development	507	—	—	145	47,332	47,984
Commercial and industrial	910	592	—	751	83,727	85,980
Multi-family	—	—	—	—	16,249	16,249
Residential real estate	724	159	—	889	49,816	51,588
Leases	319	39	—	1,087	62,896	64,341
Tax certificates	—	—	—	1,125	3,630	4,755
Consumer	—	—	—	—	2,527	2,527
Total loans, net of unearned income	$2,556	$790	$—	$5,492	$490,265	$499,103

If interest had accrued on non-accrual loans, such income would have been approximately  $157 thousand and $315 thousand for the three and six months ended June 30, 2016 and $193 thousand and $397 thousand for the the three and six months ended June 30, 2015, respectively.

Impaired Loans

Total cash collected on impaired loans during the six months ended June 30, 2016 and 2015 was $1.1 million and $3.6 million respectively, of which $994 thousand and $2.7 million was credited to the principal balance outstanding on such loans, respectively. Interest income recognized on a cash basis on impaired loans and leases was $0 for the three months ended June 30, 2016 and 2015, respectively and $0 and $135 thousand for the six months ended June 30, 2016 and 2015, respectively.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at June 30, 2016 and December 31, 2015.

	As of June 30, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$21	$—	$21
Construction and land development	1	—	145	145
Commercial and industrial	2	1,869	177	2,046
Residential real estate	1	86	—	86
Total	5	$1,976	$322	$2,298

	As of December 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$24	$—	$24
Construction and land development	1	—	145	145
Commercial and industrial	3	2,315	—	2,315
Residential real estate	1	—	92	92
Total	6	$2,339	$237	$2,576

At June 30, 2016, there were no TDRs modified within the past 12 months, for which there was a payment default. We did not classify any loan modifications as TDRs during the first two quarters of 2016 and 2015.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure.  As of June 30, 2016, we have a foreclosed residential real estate property with a carrying value of $28 thousand as a result of physical possession.  In addition, as of June 30, 2016, we had residential mortgage loans with a carrying value of $446 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of June 30, 2016, December 31, 2015, and June 30, 2015.

Allowance for Loan and Lease Losses

As of and for the three months ended June 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,570	$1,920	$1,419	$174	$586	$1,993	$252	$27	$—	$9,941
Charge-offs	—	—	—	—	(40)	(164)	(25)	—	—	(229)
Recoveries	8	64	4	—	8	9	6	—	—	99
(Credit) provision	(236)	7	(58)	57	93	214	125	(5)	—	197
Ending balance	$3,342	$1,991	$1,365	$231	$647	$2,052	$358	$22	$—	$10,008
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$204	$115	$—	$—	$337
Ending balance: related to loans collectively evaluated for impairment	$3,342	$1,991	$1,365	$231	$629	$1,848	$243	$22	$—	$9,671

Allowance for Loan and Lease Losses

As of and for the six months ended June 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(77)	—	(108)	—	(40)	(447)	(31)	—	—	(703)
Recoveries	184	258	127	—	19	17	8	—	—	613
(Credit) provision	(387)	59	(167)	60	82	733	34	(5)	—	409
Ending balance	$3,342	$1,991	$1,365	$231	$647	$2,052	$358	$22	$—	$10,008
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$204	$115	$—	$—	$337
Ending balance: related to loans collectively evaluated for impairment	$3,342	$1,991	$1,365	$231	$629	$1,848	$243	$22	$—	$9,671

Loans Evaluated for Impairment

As of June 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$239,776	$65,385	$97,270	$21,010	$50,104	$66,898	$4,390	$2,254	$—	$547,087
Ending balance: individually evaluated for impairment	$879	$145	$2,306	$—	$677	$1,088	$1,110	$—	$—	$6,205
Ending balance: collectively evaluated for impairment	$238,897	$65,240	$94,964	$21,010	$49,427	$65,810	$3,280	$2,254	$—	$540,882

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

As of and for the year ended December 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(622)	(264)	(566)	—	—	(612)	(471)	—	—	(2,535)
Recoveries	380	503	282	—	20	26	53	—	—	1,264
(Credit) provision	(588)	(857)	17	(114)	(50)	906	98	(11)	(149)	(748)
Ending balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Ending balance: related to loans individually evaluated for impairment	$77	$—	$100	$—	$27	$194	$—	$—	$—	$398
Ending balance: related to loans collectively evaluated for impairment	$3,545	$1,674	$1,413	$171	$559	$1,555	$347	$27	$—	$9,291
Loan Balances
Ending balance	$225,679	$47,984	$85,980	$16,249	$51,588	$64,341	$4,755	$2,527	$—	$499,103
Ending balance: individually evaluated for impairment	$1,469	$145	$2,687	$—	$889	$876	$1,125	$—	$—	$7,191
Ending balance: collectively evaluated for impairment	$224,210	$47,839	$83,293	$16,249	$50,699	$63,465	$3,630	$2,527	$—	$491,912

Allowance for Loan and Lease Losses

As of and for the three months ended June 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,885	$1,076	$2,035	$345	$665	$1,378	$342	$34	$137	$10,897
Charge-offs	(231)	(80)	(200)	—	—	(75)	(8)	—	—	(594)
Recoveries	2	4	273	—	3	4	33	—	—	319
Provision (credit)	(448)	358	(403)	(45)	(84)	98	(50)	1	(13)	(586)
Ending balance	$4,208	$1,358	$1,705	$300	$584	$1,405	$317	$35	$124	$10,036
Ending balance: related to loans individually evaluated for impairment	$—	$39	$—	$—	$28	$46	$1	$—	$—	$114
Ending balance: related to loans collectively evaluated for impairment	$4,208	$1,319	$1,705	$300	$556	$1,359	$316	$35	$124	$9,922

Allowance for Loan and Lease Losses

As of and for the six months ended June 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(231)	(80)	(541)	—	—	(177)	(433)	—	—	(1,462)
Recoveries	351	252	274	—	11	16	52	—	—	956
Provision (credit)	(364)	(1,106)	192	15	(43)	137	31	(3)	(25)	(1,166)
Ending balance	$4,208	$1,358	$1,705	$300	$584	$1,405	$317	$35	$124	$10,036
Ending balance: related to loans individually evaluated for impairment	$—	$39	$—	$—	$28	$46	$1	$—	$—	$114
Ending balance: related to loans collectively evaluated for impairment	$4,208	$1,319	$1,705	$300	$556	$1,359	$316	$35	$124	$9,922

Loans Evaluated for Impairment

As of June 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$206,139	$33,786	$83,825	$16,172	$42,166	$58,090	$4,804	$2,665	$—	$447,647
Ending balance: individually evaluated for impairment	$4,649	$545	$3,937	$—	$935	$180	$1,013	$—	$—	$11,259
Ending balance: collectively evaluated for impairment	$201,490	$33,241	$79,888	$16,172	$41,231	$57,910	$3,791	$2,665	$—	$436,388

The following tables detail the loans that were evaluated for impairment by loan classification at June 30, 2016 and December 31, 2015.

	At June 30, 2016
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$1,295	$879	$—
Construction and land development	546	145	—
Commercial and industrial	4,741	2,306	—
Residential real estate	135	86	—
Tax certificates	5,315	929	—
Total:	$12,032	$4,345	$—

With an allowance recorded:
Residential real estate	$673	$591	$18
Leasing	1,088	1,088	204
Tax certificates	192	181	115
Total:	$1,953	$1,860	$337

	At and for the year ended December 31, 2015
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$1,323	$931	$—	$4,144	$335
Construction and land development	546	145	—	376	—
Commercial and industrial	2,662	2,576	—	4,314	233
Tax certificates	5,666	1,125	—	904	—
Total:	$10,197	$4,777	$—	$9,738	$568

With an allowance recorded:
Commercial real estate	$926	$538	$77	$334	$—
Construction and land development	—	—	—	90	—
Commercial and industrial	2,500	111	100	172	—
Residential real estate	1,033	889	27	938	—
Leases	876	876	194	243	—
Tax certificates	—	—	—	188	—
Total:	$5,335	$2,414	$398	$1,965	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three and six months ended June 30, 2016 and 2015.

	For the three months ended June 30, 2016			For the six months ended June 30, 2016
	Average		Interest income	Average		Interest income
	recorded	Interest income	recognized	recorded	Interest income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$1,239	$—	$—	$1,323	$—	$—
Construction and land development	145	—	—	145	—	—
Commercial and industrial	2,313	27	—	2,429	57	—
Residential real estate	764	—	—	807	—	—
Leasing	756	—	—	835	—	—
Tax certificates	1,061	—	—	1,059	—	—
Total:	$6,278	$27	$—	$6,598	$57	$—

	For the three months ended June 30, 2015			For the six months ended June 30, 2015
	Average		Interest income	Average	Interest	Interest income
	recorded	Interest income	recognized	recorded	income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$5,843	$32	$—	$6,231	$64	$135
Construction and land development	584	—	—	611	—	—
Commercial and industrial	4,856	49	—	5,216	98	—
Residential real estate	971	—	—	963	—	—
Leasing	73	—	—	70	—	—
Tax certificates	943	—	—	1,051	—	—
Total:	$13,270	$81	$—	$14,142	$162	$135

Note 6.Other Real Estate Owned

At June 30, 2016, OREO was comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 51 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2016 to June 30, 2016 and January 1, 2015 to December 31, 2015.

	For the six months ended June 30, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(6)	(793)	(799)
Net gains (losses) on sales	1	49	50
Transfers in	28	426	454
Cash additions	—	157	157
Impairment charge	—	(89)	(89)
Ending balance	$243	$6,965	$7,208

	For the year ended December 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,735)	(4,730)	(6,465)
Net gain on sales	60	859	919
Transfers in	1,671	2,671	4,342
Cash additions	—	558	558
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(578)	(703)
Ending balance	$220	$7,215	$7,435

At June 30, 2016, OREO was comprised of $215 thousand in land, $7.0 million in tax liens, and $28 thousand in residential real estate related to a single family home.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 7.Deposits

Our deposit composition as of June 30, 2016 and December 31, 2015 is presented below:

	June 30,	December 31,
(In thousands)	2016	2015
Non-interest bearing checking	$88,956	$83,529
NOW	41,325	42,558
Interest-bearing brokered deposits	25,000	25,000
Money Market	157,744	165,251
Savings	76,841	53,833
Time deposits ($250 and over)	18,520	18,066
Time deposits (less than $250)	190,858	189,655
Total deposits	$599,244	$577,892

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of June 30, 2016, Royal Bank had $285.8 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $59.0 million at June 30, 2016 and $54.0 million at December 31, 2015.  The advances and the line of credit are collateralized by FHLB stock, government agency securities and mortgage-backed securities.  As of June 30, 2016, investment securities with a market value of $20.1 million were pledged as collateral to the FHLB for the borrowings.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2016	$24,000	0.64%	$19,000	0.85%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
Total FHLB borrowings	$59,000		$54,000

2.	Other borrowings

We have a note payable with PNC Bank (“PNC”) at June 30, 2016 in the amount of $1.7 million compared to $2.0 million at December 31, 2015.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate equal to one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at June 30, 2016 was 0.60%.

At June 30, 2016 and December 31, 2015, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $20.0 million in lines of credit with two local financial institutions, of which $0 was outstanding at June 30, 2016 and December 31, 2015, respectively.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 2.80% at June 30, 2016, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payments in March and June of 2016.

Note 9.Derivative Instruments and Hedging Activity

In the fourth quarter of 2014, we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy of an FHLB advance, which matured in June 2016.  We have and will continue to rollover the FHLB advance through the swap expiration of June 2021. This derivative was used as part of the asset/liability management process, is linked to a specific liability and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as a cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings.

The effects of the derivative instrument on the Consolidated Financial Statements at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 were as follows:

	As of June 30, 2016
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(1,228)	Other liabilities	June 24, 2021
Total:	$15,000	$(1,228)

	As of December 31, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(555)	Other liabilities	June 24, 2021
Total:	$15,000	$(555)

For the three months ended June 30, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(123)	Not Applicable	$—
Total:	$(123)		$—

For the six months ended June 30, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(445)	Not Applicable	$—
Total:	$(445)		$—

For the year ended December 31, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(366)	Not Applicable	$—
Total:	$(366)		$—

For the three months ended June 30, 2015
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$123	Not Applicable	$—
Total:	$123		$—

For the six months ended June 30, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(185)	Not Applicable	$—
Total:	$(185)		$—

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

The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$70,777	$72,988
Commitments to extend credit	40,308	8,497
Standby letters of credit and financial guarantees written	240	515

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A preferred stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As of June 30, 2016, the Series A preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $8.1 million and has not been recognized in the consolidated financial statements.  In the event we declared the preferred dividend in arrears our capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve Bank MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.  Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital to 10.0%.  Management believes that as of June 30, 2016, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.  As of June 30, 2016, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2016 and the previous 23 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At June 30, 2016
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$91,933	15.713%	$50,464	8.625%	$58,509	10.000%
Tier 1 capital (to risk-weighted assets)	$84,586	14.457%	$38,762	6.625%	$46,807	8.000%
Tier 1 capital (to average assets, leverage)	$84,586	10.675%	$31,695	4.000%	$39,618	5.000%
Common equity Tier 1 (to risk-weighted assets)	$62,889	10.749%	$29,986	5.125%	$38,031	6.500%

*Ratios related to risk-weighted assests include the capital conservation buffer of 0.625%.

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the six
months ended
(In thousands)	June 30, 2016
RAP net income	$2,059
Tax lien adjustment, net of noncontrolling interest	1,843
U.S. GAAP net income	$3,902

	At June 30, 2016
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.713%	15.983%
Tier 1 capital (to risk-weighted assets)	14.457%	14.727%
Tier 1 capital (to average assets, leverage)	10.675%	10.884%
Common equity Tier 1 (to risk-weighted assets)	10.749%	11.028%

The tables below reflect the Company’s capital ratios:

	At June 30, 2016
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$102,381	17.392%	$50,772	8.625%	$58,866	10.00%
Tier 1 capital (to risk-weighted assets)	$93,490	15.882%	$38,999	6.625%	$35,320	6.00%
Tier 1 capital (to average assets, leverage)	$93,490	11.701%	$31,960	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$54,613	9.277%	$30,169	5.125%	N/A	N/A

*Ratios related to risk-weighted assests include capital conservation buffer of 0.625%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the six
months ended
(In thousands)	June 30, 2016
U.S. GAAP net income	$4,223
Tax lien adjustment, net of noncontrolling interest	(1,843)
RAP net income	$2,380

	At June 30, 2016
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	17.392%	17.127%
Tier 1 capital (to risk-weighted assets)	15.882%	15.616%
Tier 1 capital (to average assets, leverage)	11.701%	11.495%
Common equity Tier 1 (to risk-weighted assets)	9.277%	8.993%

Note 13.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and six months ended June 30, 2016 and 2015 included the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$12	$16	$24	$32
Interest cost	143	134	285	268
Amortization of prior service cost	—	23	—	46
Amortization of actuarial loss	43	47	86	94
Net periodic benefit cost	$198	$220	$395	$440

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.  The cash surrender value for these policies was approximately $4.4 million and $3.8 million as of June 30, 2016 and December 31, 2015, respectively. The accumulated benefit obligation was $15.1 million as of June 30, 2016 compared to $14.9 million at December 31, 2015.

Note 14.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the if-converted method. For the three and six months ended June 30, 2016 and 2015,  68,139 and 143,107 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally, warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	For the three months ended June 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,696	30,084	$0.06

Diluted EPS
Income available to common shareholders	$1,696	30,170	$0.06

	For the three months ended June 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,032	30,039	$0.03

Diluted EPS
Income available to common shareholders	$1,032	30,051	$0.03

	For the six months ended June 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$3,551	30,073	$0.12

Diluted EPS
Income available to common shareholders	$3,551	30,141	$0.12

	For the six months ended June 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$2,199	30,038	$0.07

Diluted EPS
Income available to common shareholders	$2,199	30,045	$0.07

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

	For the six months ended June 30, 2016
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$5,107	$1,888	$3,219
Less adjustment for impaired investments	(146)	(50)	(96)
Less reclassification adjustment for gains
realized in net income	1,102	375	727
Unrealized gains on investment securities	4,151	1,563	2,588
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(154)	—	(154)
Unrecognized benefit obligation	(154)	—	(154)
Unrealized loss on derivative instrument	(674)	(229)	(445)
Other comprehensive income, net	$3,323	$1,334	$1,989

	For the six months ended June 30, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	$201	$71	$130
Less reclassification adjustment for gains
realized in net income	572	194	378
Unrealized lossess on investment securities	(371)	(123)	(248)
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(34)	—	(34)
Unrecognized benefit obligation	(34)	—	(34)
Unrealized loss on derivative instrument	(280)	(95)	(185)
Other comprehensive loss, net	$(685)	$(218)	$(467)

The other components of accumulated other comprehensive loss included in shareholders’ equity at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Unrecognized benefit obligation	$(3,831)	$(3,677)
Unrealized gains on AFS investments	2,712	124
Unrealized loss on derivative instrument	(811)	(366)
Accumulated other comprehensive loss	$(1,930)	$(3,919)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three and six months ended June 30, 2016 and 2015.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$13,627	$—	$13,627
Mortgage-backed securities-residential	—	10,502	—	10,502
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	163,992	—	163,992
Non-agency	—	2,294	—	2,294
Corporate bonds	—	1,794	—	1,794
Municipal bonds	—	9,946	—	9,946
Other securities	—	—	1,877	1,877
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$202,155	$1,877	$204,058
Liabilities:
Derivative instruments
Interest rate swaps	$—	$1,228	$—	$1,228

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,563	$—	$25,563
Mortgage-backed securities-residential	—	11,058	—	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	170,734	—	170,734
Non-agency	—	2,704	—	2,704
Corporate bonds	—	1,556	—	1,556
Municipal bonds	—	9,931	—	9,931
Other securities	—	—	2,495	2,495
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$221,546	$2,495	$224,067
Liabilities:
Derivative instruments
Interest rate swaps	$—	$555	$—	$555

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three and six months ended June 30, 2016 and 2015:

(In thousands)	Other securities
Investment Securities Available for Sale	2016	2015
Beginning balance April 1,	$2,431	$3,666
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	634	253
Included in other comprehensive income	(315)	(203)
Purchases	31	—
Sales and calls	(904)	(710)
Transfers in and/or out of Level 3	—	—
Ending balance June 30,	$1,877	$3,006

(In thousands)	Other securities
Investment Securities Available for Sale	2016	2015
Beginning balance January 1,	$2,495	$4,034
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	935	315
Included in other comprehensive income	(445)	(542)
Purchases	104	4
Sales and calls	(1,212)	(805)
Transfers in and/or out of Level 3	—	—
Ending balance June 30,	$1,877	$3,006

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,615	$2,615
Other real estate owned	—	—	1,276	1,276

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$5,946	$5,946
Other real estate owned	—	—	2,384	2,384

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2016 and December 31, 2015:

	Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2016		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,615	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-14.8%)
		collateral (1)	Liquidation expenses	0.0%	-	-12.8%	(-4.2%)

Other real estate owned	1,276	Appraisal of	Appraisal adjustments	0.0%	-	-33.7%	(-10.6%)
		collateral (1)	Liquidation expenses	0.0%	-	-5.6%	(-5.6%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$5,496	Appraisal of	Appraisal adjustments	0.0%	-	-62.3%	(-13.7%)
		collateral (1)	Liquidation expenses	0.0%	-	-15.4%	(-6.5%)

Other real estate owned	2,384	Appraisal of	Appraisal adjustments	0.0%	-	-54.1%	(-17.1%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-6.0%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at June 30, 2016 and December 31, 2015. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between  our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at June 30, 2016 and December 31, 2015.

			Fair Value Measurements
			At June 30, 2016
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$26,603	$26,603	$26,603	$—	$—
Investment securities available for sale	204,058	204,058	26	202,155	1,877
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,778	2,778	—	—	2,778
Loans, net	537,079	531,942	—	—	531,942
Accrued interest receivable	4,065	4,065	—	4,065	—
Financial Liabilities:
Demand deposits	88,956	88,956	—	88,956	—
NOW and money markets	199,069	199,069	—	199,069	—
Interest-bearing brokered deposits	25,000	25,000	—	25,000	—
Savings	76,841	76,841	—	76,841	—
Time deposits	209,378	206,978	—	206,978	—
Short-term borrowings	24,000	24,000	24,000	—	—
Long-term borrowings	71,744	69,964	—	69,964	—
Subordinated debt	25,774	27,110	—	27,110	—
Accrued interest payable	1,763	1,763	—	1,763	—
Derivative Instruments (Liability):
Interest rate swaps	1,228	1,228	—	1,228	—

			Fair Value Measurements
			At December 31, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,420	$25,420	$25,420	$—	$—
Investment securities available for sale	224,067	224,067	26	221,546	2,495
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,545	2,545	—	—	2,545
Loans, net	489,414	484,961	—	—	484,961
Accrued interest receivable	4,149	4,149	—	4,149	—
Financial Liabilities:
Demand deposits	83,529	83,529	—	83,529	—
NOW and money markets	207,809	207,809	—	207,809	—
Interest-bearing brokered deposits	25,000	25,000	—	25,000	—
Savings	53,833	53,833	—	53,833	—
Time deposits	207,721	207,110	—	207,110	—
Short-term borrowings	9,000	9,000	9,000	—	—
Long-term borrowings	81,970	80,258	—	80,258	—
Subordinated debt	25,774	26,789	—	26,789	—
Accrued interest payable	709	709	—	709	—
Derivative Instruments (Liability):
Interest rate swaps	555	555	—	555	—

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

Tax liens

At June 30, 2016, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following tables present selected financial information for reportable business segments for the three and six months ended June 30, 2016 and 2015.

	For the three months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$8,112	$69	$8,181
Interest expense	1,613	151	1,764
Net interest income (expense)	$6,499	$(82)	$6,417
Provision for loan and lease losses	72	125	197
Total non-interest income	1,055	18	1,073
Total non-interest expense	4,775	271	5,046
Income tax expense	60	—	60
Net income (loss)	$2,647	$(460)	$2,187
Noncontrolling interest	$174	$(21)	$153
Net income (loss) attributable to Royal Bancshares	$2,473	$(439)	$2,034

	For the three months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$6,980	$91	$7,071
Interest expense	1,378	213	1,591
Net interest income (expense)	$5,602	$(122)	$5,480
Credit for loan and lease losses	(536)	(50)	(586)
Total non-interest income	847	70	917
Total non-interest expense	5,072	299	5,371
Income tax expense	—	—	—
Net income (loss)	$1,913	$(301)	$1,612
Noncontrolling interest	$183	$(32)	$151
Net income (loss) attributable to Royal Bancshares	$1,730	$(269)	$1,461

	For the six months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$16,245	$150	$16,395
Interest expense	3,181	306	3,487
Net interest income (expense)	$13,064	$(156)	$12,908
Provision for loan and lease losses	375	34	409
Total non-interest income	2,245	35	2,280
Total non-interest expense	9,614	653	10,267
Income tax benefit	60	—	60
Net income (loss)	$5,261	$(809)	$4,452
Noncontrolling interest	$270	$(41)	$229
Net income (loss) attributable to Royal Bancshares	$4,991	$(768)	$4,223

	For the six months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$14,017	$334	$14,351
Interest expense	2,722	440	3,162
Net interest income	$11,295	$(106)	$11,189
(Credit) provision for loan and lease losses	(1,197)	31	(1,166)
Total non-interest income	1,360	124	1,484
Total non-interest expense	9,922	544	10,466
Income tax expense	—	—	—
Net income (loss)	$3,930	$(557)	$3,373
Noncontrolling interest	$372	$(51)	$321
Net income (loss) attributable to Royal Bancshares	$3,558	$(506)	$3,052

Interest income earned by the community banking segment related to the tax liens segment was approximately  $151 thousand and $213 thousand for the three month periods ended June 30, 2016 and 2015, respectively, and $306 thousand and  $440 thousand for the the six month periods ended June 30, 2016 and 2015, respectively.

Note 18.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. At June 30, 2016 and December 31, 2015, FHLB stock totaled $2.8 million and $2.5 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of June 30, 2016.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and six months ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K for the year ended December 31, 2015.

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

Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2015) lists significant accounting policies used in the development and presentation of our consolidated financial statements.  The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.  We completed an internal review of this financial information.  This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we have identified other-than-temporary impairment (“OTTI”) on investment securities, accounting for allowance for loan and lease losses (“allowance”), the valuation of other real estate owned (“OREO”), the valuation allowance of deferred tax assets, fair value measurements, and the pension benefit obligation as among the most critical accounting policies and estimates.  These critical accounting policies and estimates are important to the presentation of our financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

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

Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, and leases. We are liquidating our tax lien portfolio. At June 30, 2016, commercial real estate and multi-family loans, commercial and industrial loans, leases, and construction and land development loans comprised 48%, 18%, 12%, and 12%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

Consistent quality loan and core deposit growth contributed to our 2016 year to date results as we serve our four key constituents:  customers, shareholders, co-workers, and community. As a community bank, we have been experiencing the same external headwinds as our competitors for high quality commercial loans and less expensive core deposits.  Both loan and deposit pricing will continue to be a challenge as we navigate a flattening yield curve.  We have seen improvement in our risk profile as illustrated by our ratio of non-performing loans to total loans, which is 0.88% at June 30, 2016.  We remain focused on modernizing the ways customers access our products and services.  During 2016, we introduced a tablet version of our consumer mobile app as well a mobile app for our corporate customers, which includes our cash management suite of products.  We are also working on enhancements to our website which will improve navigation and functionality.  We recently added first position residential mortgages through a new arrangement with a local mortgage company experienced in providing and servicing residential mortgages for community banks as we remain committed to providing a wide range of consumer and commercial products.

In March 2016, we commenced renovations of a 3-story Company-owned building in Narberth, Pennsylvania. It is the site of Royal Bank’s main branch location.  The branch will remain open during construction.  We expect the project to be completed later this year for an approximate cost of $1.3 million.  Its our intention to lease the second and third floors as a revenue source.

Consolidated Net Income

Net income attributable to the Company was $2.0 million, or $0.06 per diluted share, for the three months ended June 30, 2016 compared to net income of $1.5 million, or $0.03 per diluted share, for the three months ended  June 30, 2015.  For the six months ended June 30, 2016, net income attributable to the Company was $4.2 milion, or $0.12 per diluted share, compared to $3.1 million, or $0.07 per diluted share, for the same period in 2015.  Factors that positively contributed to the net income results for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 were:

•	Net interest income increased $937 thousand, or 17.1%, due to an increase of $80.7 million in average interest-earning assets and a shift from investment securities into higher-yielding loans.
•	Net gains on the sale of investment securities grew $350 thousand.
•	The provision for unfunded loan commitements declined $244 thousand.
•	Net other real estate owned (“OREO”) expenses decreased $72 thousand.
•	Occupancy and equipment expenses declined $56 thousand.

Partially offsetting these positive items was a $783 thousand increase from a credit to the allowance to a provision to allowance, OTTI charges of $146 thousand on two private equity investments, and  a  $49 thousand planned increase in salaries and benefits.  We recorded a provision to the allowance of $197 thousand in the second quarter of 2016 compared to a credit to the allowance of $586 thousand in the second quarter of 2015.  The 2016 provision was primarily due to growth in the loan portfolio and net charge-off activity and specific reserves within the leasing portfolio.

Factors that positively contributed to the net income results for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 were:

•	Net interest income increased $1.7 million, or 15.4%, due to an increase of $71.4 million in average interest-earning assets and a shift from investment securities into higher-yielding loans.
•	Net gains on the sale of investment securities increased $530 thousand.
•	Income from Company owned life insurance policies grew $407 thousand.
•	The provision for unfunded loan commitements declined $521 thousand.
•	Occupancy and equipment expenses decreased $88 thousand.

Partially offsetting these positive items was a $1.6 million increase from a credit to the allowance to a provision to allowance, OTTI charges of $146 thousand on two private equity investments, and increases of $156 thousand, $105 thousand and $98 thousand in salaries and benefits, net OREO expenses and communications and data processing expenses, respectively.  We recorded a provision to the allowance of $409 thousand during the first six months of 2016 compared to a credit to the allowance of $1.2 million during the first six months of 2015.  The 2016 provision was primarily due to growth in the loan portfolio, specific reserves and net charge-off activity within the leasing portfolio.

Interest Income

Total interest income of $8.2 million for the second quarter of 2016 increased $1.1 million, or 15.7%, from the comparable quarter of 2015. The growth in interest income was related to a $80.7 million increase in average interest-earning assets along with a  15 basis point increase in the average yield on such assets.  Average interest-earning assets amounted to $755.9  million for the second quarter of 2016 compared to $675.2 million for the second quarter of 2015. Average loan and lease balances grew $105.9 million, or 24.5%, from $432.0 million for the second quarter of 2015 to $537.9 million for the second quarter of 2016.  Average investment securities declined $20.1 million, or 9.0%, to $202.9 million for the second quarter of 2016 from $223.0 million for the comparable quarter of 2015. Average cash equivalents decreased $5.1 million, or 25.1%, to $15.2 million for the second quarter of 2016 compared to $20.3 million for the second quarter of 2015.  Quarter over quarter, interest income on loans and leases increased $1.2 million, or 21.6%, while interest income on investment securities decreased $134 thousand, or 10.0%.  During the twelve month period from July 1, 2015 to June 30, 2016, we have strategically sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment. In the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Total interest income for the six months ended June 30, 2016 rose $2.0 million, or 14.2%, to $16.4 million from $14.4 million for the first six months of 2015. The growth in interest income was related to a $71.4 million increase in average interest-earning assets along with a 13 basis point increase in the average yield on such assets.  Average interest-earning assets amounted to $749.5  million for the first six months of 2016 compared to $678.1 million for the first six months of 2015. Additionally, the growth in interest-earning assets was accompanied by a change in the composition of such assets.  Average loan and lease balances grew $99.6 million, or 23.4%, from $425.8 million for the first six months of 2015 to $525.4 million for the first six months of 2016.  Average investment securities declined $26.0 million, or 11.0%, to $210.3 million for the first two quarters of 2016 from $236.3 million for the comparable period of 2015. Average cash equivalents decreased $2.2 million, or 13.8%, to $13.8 million for the first six months of 2016 compared to $16.0 million for the first six months of 2015.  Year over year, interest income on loans and leases increased $2.4 million, or 21.0%, while interest income on investment securities decreased $376 thousand, or 12.9%.  During past year, we have strategically sold investment securities with lower yields or extension risk in a rising rate environment. We also had $12.5 million in government agency bonds called during the first two quarters of 2016, which impacts the year over year comparison.  In the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

For the second quarter of 2016, the yield on average interest-earning assets of 4.35% amounted to an increase of 15 basis points from the yield of 4.20% for the prior year’s second quarter. Despite the increase in interest income on loans, the average yield on loans declined 11 basis points (5.20% in 2016 versus 5.31% in 2015). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined 2 basis points quarter over quarter (2.39% in 2016 versus 2.41% in 2015).

For the six months ended June 30, 2016, the yield on average interest-earning assets of 4.40% amounted to an increase of 13 basis points from the yield of 4.27% for the comparable period in 2015. Despite the increase in interest income on loans, the average yield on loans declined 12 basis points (5.29% in 2016 versus 5.41% in 2015). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined 6 basis points quarter over quarter (2.43% in 2016 versus 2.49% in 2015).

Interest Expense

Total interest expense of $1.8 million in the second quarter of 2016 increased $173 thousand, or 10.9%, from the comparable quarter of 2015. The increase in interest expense was primarily associated with an increase in interest expense on average interest-bearing deposits.  For the second quarter of 2016, average interest-bearing liabilities of $623.8 million increased $62.4 million, or 11.1%, from $561.4 million for the comparable period in 2015.  For the three months ended June 30, 2016, average interest bearing deposits increased $62.9 million, or 14.2%, to $506.9 million, while average borrowings slightly decreased $520 thousand, or 0.4%, to $117.0 million from the comparable quarter of 2015.  Average NOW and money market accounts and savings accounts grew $25.0 million and $50.5 million to $226.3 million and $72.8 million, respectively, quarter over quarter. During the third quarter of 2015, we initiated a savings account campaign and were able to successfully grow our customer relationships and deposits. Average certificates of deposit (“CDs”) amounted to $207.8 million, which represented a decrease of $12.6 million, or 5.7% from the comparable quarter of 2015. For the second quarter of 2016, the interest paid on the average interest-bearing deposits increased $147 thousand, or 16.0%, and the interest paid on average borrowings increased $26 thousand, or 3.9% from the comparable quarter of 2015.

For the first two quarters of 2016, total interest expense of $3.5 million increased $325 thousand, or 10.3%, from the comparable period of 2015. The increase in interest expense was primarily associated with an increase in interest expense on average interest-bearing deposits.  For the first six months of 2016, average interest-bearing liabilities of $618.7 million increased $54.4 million, or 9.7%, from $564.3 million for the comparable period in 2015.  For the six months ended June 30, 2016, average interest bearing deposits increased $56.0 million, or 12.6%, to $502.5 million, while average borrowings decreased $1.6 million, or 1.3%, to $116.2 million from the comparable period of 2015.  Average NOW and money market accounts and savings accounts grew $24.1 million and $46.5 million to $227.2 million and $67.3 million, respectively, year over year. As mentioned previously, the launch of our savings account campaign in the third quarter of 2015 had a significant impact on the year over year growth in savings accounts. For the first two quarters of 2016, average certificates of deposit (“CDs”) amounted to $207.9 million, which represented a decrease of $14.6 million, or 6.6% from the comparable period of 2015. For the first six months of 2016, the interest paid on the average interest-bearing deposits increased $279 thousand, or 15.3%, and the interest paid on average borrowings increased $46 thousand, or 3.4% from the comparable quarter of 2015.

The average interest rate paid on average total interest-bearing liabilities during the second quarters of 2016 and 2015 amounted to 1.14%. During the second quarter of 2016 the average interest rate paid on average interest-bearing deposits was 0.85% compared to 0.83% during the comparable quarter of 2015.  Despite the decline in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification increased seven basis points (1.42% in 2016 versus 1.35% in 2015).  Additionally, the average rates paid on savings and NOW and money market accounts increased 53 basis points (0.71% in 2016 versus 0.18% in 2015) and three basis points (0.36% in 2016 versus 0.33% in 2015), respectively.  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types and the retail savings promotion.  The average interest rate paid for borrowings during the second quarter of 2016 was 2.40%, which amounted to an increase of 11 basis points from the average rate paid of 2.29% during the second quarter of 2015.  Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2015.

The average interest rate paid on average total interest-bearing liabilities during the first six months of 2016 and 2015 amounted to 1.13%. During the first two quarters of 2016, the average interest rate paid on average interest-bearing deposits was 0.84% compared to 0.83% during the same period in 2015.  Despite the decline in average balances for CDs year versus year, the average rate paid on this deposit classification increased seven basis points (1.41% in 2016 versus 1.34% in 2015).  Additionally, the average rates paid on savings and NOW and money market accounts increased 53 basis points (0.70% in 2016 versus 0.17% in 2015) and four basis points (0.36% in 2016 versus 0.32% in 2015), respectively.  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types and the retail savings promotion.  The average interest rate paid for borrowings during the first two quarters of 2016 was 2.39%, which amounted to an increase of 11 basis points from the average rate paid of 2.28% during the first two quarters of 2015. As mentioned previously, short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2015.

Net Interest Income and Margin

Net interest income for the quarter ended June 30, 2016 amounted to $6.4 million, resulting in an increase of $937 thousand, or 17.1%, from the comparable quarter of 2015. The growth in net interest income was impacted by the growth in average interest-earning assets and the change in the average interest-earning asset composition.  Quarter over quarter, average loans and leases outstanding increased $105.9 million, or 24.5%, while average investments declined $20.2 million, or 9.0%.

Net interest income for the six months ended June 30, 2016 was $12.9 million and increased $1.7 million, or 15.4%, from $11.2 million for the comparable period in 2015. Growth in average interest-earning assets and the change in the average interest-earning asset composition led to the increase in net interest income.  Year over year, average loans and leases outstanding increased $99.6 million, or 23.4%, while average investments declined $26.0 million, or 11.0%. Increases were recognized in multiple commercial loan classes and the leasing portfolio.

The net interest margin for the second quarter of 2016 was 3.41%, which grew 15 basis points from 3.26% for the comparable quarter of 2015. The average yield on interest-earning assets for the second quarter of 2016 was 4.35% compared to 4.20% for the same period in 2015.  While overall funding costs remained the same with an average interest rate paid of 1.14% for the second quarter of 2016 and 2015,  we saw an increase in average rates paid on all interest-bearing deposit product types during the second quarter of 2016.  The average rates paid on average savings, CDs, and NOW and money market accounts went up by 53, seven, and three basis points, respectively. We have been experiencing competitive pricing pressure in our market area to retain deposits.  Additionally, the average rate paid on average borrowings increased 11 basis points despite a $520 thousand decline in the average balance. Short-term deposit rates paid and the subordinated debt rate were directly impacted by the flattening of the yield curve and the Federal Reserve Bank’s rate increase in December 2015.

The net interest margin for the six months ended June 30, 2016 was 3.46%, which grew 13 basis points from 3.33% for the comparable period of 2015. The average yield on interest-earning assets for the first two quarters of 2016 was 4.40%

compared to 4.27% for the same period in 2015.  Overall funding costs were 1.13% for the first two quarters of 2016 and 2015.  During the first six months of 2016, we saw an increase in average rates paid on all interest-bearing deposit product types.  The average rates paid on average savings, CDs, and NOW and money market accounts went up by 53, seven, and four basis points, respectively. As mentioned previously, we have been experiencing competitive pricing pressure in our market area to retain and grow deposits.  Additionally, the average rate paid on average borrowings increased 11 basis points despite a $1.6 million decline in the average balance.  Short-term deposit rates paid and the subordinated debt rate were directly impacted by the flattening of the yield curve and the Federal Reserve Bank’s rate increase in December 2015.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	June 30, 2016			June 30, 2015
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Cash equivalents	$15,183	$17	0.45%	$20,278	$8	0.16%
Investment securities	202,857	1,206	2.39%	223,012	1,340	2.41%
Loans and leases	537,862	6,958	5.20%	431,957	5,723	5.31%
Total interest earning assets	755,902	8,181	4.35%	675,247	7,071	4.20%
Non-earning assets	47,463			46,056
Total average assets	$803,365			$721,303
Interest-bearing deposits
NOW and money markets	$226,286	$204	0.36%	$201,292	$168	0.33%
Savings	72,752	128	0.71%	22,268	10	0.18%
Certificates of deposit	207,825	735	1.42%	220,376	742	1.35%
Total interest bearing deposits	506,863	1,067	0.85%	443,936	920	0.83%
Borrowings	116,973	697	2.40%	117,493	671	2.29%
Total interest bearing liabilities	623,836	1,764	1.14%	561,429	1,591	1.14%
Non-interest bearing deposits	87,212			73,831
Other liabilities	21,468			21,135
Shareholders' equity	70,849			64,908
Total average liabilities and equity	$803,365			$721,303
Net interest income		$6,417			$5,480
Net interest margin			3.41%			3.26%

	For the six months ended			For the six months ended
	June 30, 2016			June 30, 2015
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$13,823	$33	0.48%	$16,028	$13	0.16%
Investment securities	210,267	2,540	2.43%	236,253	2,916	2.49%
Loans and leases	525,399	13,822	5.29%	425,826	11,422	5.41%
Total interest earning assets	749,489	16,395	4.40%	678,107	14,351	4.27%
Non-earning assets	48,222			45,971
Total average assets	$797,711			$724,078
Interest-bearing deposits
NOW and money markets	$227,228	$409	0.36%	$203,102	$326	0.32%
Savings	67,334	235	0.70%	20,788	18	0.17%
Certificates of deposit	207,929	1,463	1.41%	222,552	1,484	1.34%
Total interest bearing deposits	502,491	2,107	0.84%	446,442	1,828	0.83%
Borrowings	116,243	1,380	2.39%	117,823	1,334	2.28%
Total interest bearing liabilities	618,734	3,487	1.13%	564,265	3,162	1.13%
Non-interest bearing deposits	84,390			73,413
Other liabilities	22,413			22,031
Shareholders' equity	72,174			64,369
Total average liabilities and equity	$797,711			$724,078
Net interest income		$12,908			$11,189
Net interest margin			3.46%			3.33%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and six months ended June 30, 2016, as compared to the respective period in 2015, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-earning deposits	$(5)	$14	$9	$(5)	$25	$20
Total short term earning assets	(5)	14	9	(5)	25	20
Investment securities	(124)	(10)	(134)	(306)	(70)	(376)
Loans and leases
Commercial demand loans	579	123	702	854	189	1,043
Commercial mortgages	548	(224)	324	1,224	(273)	951
Residential and home equity loans	47	31	78	111	58	169
Leases receivables	223	(60)	163	490	(74)	416
Tax certificates	(23)	—	(23)	(88)	(96)	(184)
Consumer loans	(3)	1	(2)	(1)	2	1
Loan fees	(7)	—	(7)	4	—	4
Total loans and leases	1,364	(129)	1,235	2,594	(194)	2,400
Total increase (decrease) in interest income	$1,235	$(125)	$1,110	$2,283	$(239)	$2,044
Interest expense
Deposits
NOW and money market	$22	$14	$36	$41	$42	$83
Savings	52	66	118	91	126	217
Certificates of deposit	(43)	36	(7)	(100)	79	(21)
Total deposits	31	116	147	32	247	279
Borrowings
Borrowings	(3)	5	2	(17)	19	2
Subordinated debentures	—	24	24	—	44	44
Total borrowings	(3)	29	26	(17)	63	46
Total (decrease) increase in interest expense	$28	$145	$173	$15	$310	$325
Total increase (decrease) in net interest income	$1,207	$(270)	$937	$2,268	$(549)	$1,719

Provision (Credit) for Loan and Lease Losses

We recorded  a provision for loan and lease losses of $197 thousand and $409 thousand for the three and six months ended June 30, 2016, respectively.  We recorded  credits to the allowance of $586 thousand and $1.2 million for the three and six months ended June 30, 2015.  The 2016 provision was primarily attributable to growth in the loan and lease portfolio and net charge-off activity and specific reserves within the leasing and tax certificate portfolios. Net charge-offs for the leasing portfolio were $155 thousand and $430 thousand for the three and six months ended June 30, 2016, respectively, compared to $71 thousand and $161 thousand for the corresponding periods in 2015.

Non-interest Income

Non-interest income for the second quarter of 2016 was $1.1 million compared to $917 thousand for the comparable quarter of 2015 resulting in an increase of $156 thousand.  The quarterly improvement in non-interest income was impacted by a $350 thousand increase in the net gains on the sale of AFS investment securities from $385 thousand for the three months ended June 30, 2015 to $735 thousand for the three months ended June 30, 2016.  Partially mitigating the improvement in non-interest income was OTTI on investment securities of $146 thousand related to two private equity investments.  The OTTI charges were the result of recently issued financial statements which showed a deterioration in the values of the underlying assets.    There was no OTTI on investment securities in the second quarter of 2015.

Non-interest income for the first six months of 2016 was $2.3 million and increased $796 thousand from  $1.5 million for the first six months of 2015.  Net gains on the sale of AFS investment securities grew $530 thousand to $1.1 million for the first two quarters of 2016 compared to $572 thousand for the comparable period in 2015.  Distributions from two private equity investments were the primary factors that resulted in net gains of $1.1 million in the 2016 period. Income from Company owned life insurance policies grew $407 thousand from $248 thousand for the first six months of 2015 to $655 thousand for the first six months of 2016.  Partially mitigating the improvement in non-interest income was OTTI on investment securities of $146 thousand related to two private equity investments.  The OTTI charges were the result of recently issued financial statements which showed a deterioration in the values of the underlying assets.  There was no OTTI on investment securities in the first two quarters of 2015.

Non-interest Expense

Non-interest expense was $5.0 million for the second quarter of 2016 compared to $5.4 million for the second quarter of 2015 and decreased $325 thousand, or 6.1%, quarter over quarter.  Contributing to the decrease in non-interest expense for the second quarter of 2016 was a $244 thousand decline in the provision for unfunded loan commitments due to a decline in the historical loss rates applied in the calculation of the reserve for unfunded loan commitments.  In the second quarter of 2016, we recorded a credit for unfunded loan commitments of $21 thousand compared to a provision of $223 thousand in the second quarter of 2015.    Net OREO expenses decreased $72 thousand from an expense of $66 thousand for the second quarter of 2015 to a net credit of $6 thousand for the second quarter of 2016.  OREO expenses, impairment charges, and gains on sale of OREO declined $175 thousand, $194 thousand and $297 thousand, respectively. Additionally, occupancy and equipment expenses declined $56 thousand from $720 thousand for the second quarter of 2015 to $664 thousand for the second quarter of 2016. The quarter over quarter decline in occupancy and equipment costs was mostly attributable to the sale of a Company-owned building in the fourth quarter of 2015.  Partially mitigating these improvements was a quarter over quarter increase in salaries and benefits of $49 thousand, which was fully integrated into our 2016 plan.

Non-interest expense was $10.3 million for the first six months of 2016 compared to $10.5 million for the first six months of 2015 and decreased $199 thousand, or 1.9%, year over year. During the first two quarters of 2016, we recorded a credit for unfunded loan commitments of $171 thousand compared to a provision for unfunded loan commitments of $350 thousand for the first two quarter of 2015.  The improvement of $521 thousand was the result of a decline in the historical loss rates applied in the calculation of the reserve for unfunded loan commitments.  Additionally, occupancy and equipment expenses declined $88 thousand from $1.5 million for the first six months of 2015 to $1.4 million for the first six months of 2016 for the reason mentioned previously. Partially mitigating these improvements was a year over year planned increase of $156 thousand in salaries and benefits. Net OREO expenses increased $105 thousand ($213 thousand in 2016 versus $108 thousand in 2015).  Net gains on the sales of OREO, impairment charges and OREO expenses decreased $596 thousand, $266 thousand and $225 thousand, respectively.  We recorded net gains on the sale of OREO of $50 thousand in the first two quarters of 2016 compared to $646 thousand in net gains on the sale of OREO for the first two quarters of 2015.  Additionally, communications and data processing expenses increased $98 thousand from $393 thousand for the six months ended June 30, 2015 to $491 thousand for the six months ended June 30, 2016 as a result of technology investments.

Income Tax Expense

The Company is subject to both a federal income and alternative minimum taxes (“AMT”).  For the three and six months ended June 30, 2016, we recorded a provision for income taxes of $60 thousand for estimated AMT compared to $0 for the three and six months ended June 30, 2015.  The AMT limits the utilization of net operating loss carryforwards to 90% while federal income tax allows for 100% utilization of the net operating loss carryforwards. Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three and six months ended June 30, 2016 was 2.7% and 1.3%, respectively. The effective income tax rates differ from the statutory rate of 34% primarily due to the utilization of net operating loss carryforwards, non-taxable income related to cash surrender life insurance, state and local income taxes and non-taxable income.

As of June 30, 2016, we had net deferred tax assets totaling $5.7 million. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets can only be realized if we generate sufficient taxable income in the future.  If we cannot, a valuation allowance is established. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax book income, taxable income and tax planning strategies that would, if necessary, be implemented. Based on the analysis of the DTA at December 31, 2015, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company.  As a result of this conclusion, in 2015 we released $5.4 million of our valuation allowance previously recorded on the net DTA and credited income tax expense. As of June 30, 2016, no additional increase or decrease in the valuation allowance was required based on management’s assessment. We currently maintain a valuation allowance for certain state net operating losses and other deferred tax assets that may not be realized. We expect to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. However, if an unanticipated event occurs that materially changes pre-tax book income and taxable income in future periods, an increase or decrease in the valuation allowance may become necessary and such change in the valuation allowance could be material to the Company’s financial statements.

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

	For the three months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$8,112	$69	$8,181
Interest expense	1,613	151	1,764
Net interest income (expense)	$6,499	$(82)	$6,417
Provision for loan and lease losses	72	125	197
Total non-interest income	1,055	18	1,073
Total non-interest expense	4,775	271	5,046
Income tax expense	60	—	60
Net income (loss)	$2,647	$(460)	$2,187
Noncontrolling interest	$174	$(21)	$153
Net income (loss) attributable to Royal Bancshares	$2,473	$(439)	$2,034

	For the three months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$6,980	$91	$7,071
Interest expense	1,378	213	1,591
Net interest income (expense)	$5,602	$(122)	$5,480
Credit for loan and lease losses	(536)	(50)	(586)
Total non-interest income	847	70	917
Total non-interest expense	5,072	299	5,371
Income tax expense	—	—	—
Net income (loss)	$1,913	$(301)	$1,612
Noncontrolling interest	$183	$(32)	$151
Net income (loss) attributable to Royal Bancshares	$1,730	$(269)	$1,461

	For the six months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$16,245	$150	$16,395
Interest expense	3,181	306	3,487
Net interest income (expense)	$13,064	$(156)	$12,908
Provision for loan and lease losses	375	34	409
Total non-interest income	2,245	35	2,280
Total non-interest expense	9,614	653	10,267
Income tax benefit	60	—	60
Net income (loss)	$5,261	$(809)	$4,452
Noncontrolling interest	$270	$(41)	$229
Net income (loss) attributable to Royal Bancshares	$4,991	$(768)	$4,223

	For the six months ended June 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$709,612	$17,592	$727,204
Total deposits	$531,510	$—	$531,510

Interest income	$14,017	$334	$14,351
Interest expense	2,722	440	3,162
Net interest income	$11,295	$(106)	$11,189
(Credit) provision for loan and lease losses	(1,197)	31	(1,166)
Total non-interest income	1,360	124	1,484
Total non-interest expense	9,922	544	10,466
Income tax expense	—	—	—
Net income (loss)	$3,930	$(557)	$3,373
Noncontrolling interest	$372	$(51)	$321
Net income (loss) attributable to Royal Bancshares	$3,558	$(506)	$3,052

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

Employees: Royal Bank employed approximately 115 people on a full-time equivalent basis as of June 30, 2016.

Deposits: At June 30, 2016, total deposits of Royal Bank were distributed among demand deposits (15%), money market, savings and NOW accounts (50%) and time deposits (35%). At June 30, 2016, deposits of $604.3 million increased $15.4 million from $588.9 million at year end 2015. Included in Royal Bank’s deposits are approximately $5.1 million of intercompany deposits that are eliminated through consolidation.

Lending: At June 30, 2016, Royal Bank, including its subsidiaries, had a total net loan and lease portfolio of $537.1 million, representing 66% of total assets. The loan portfolio is categorized into commercial and industrial, commercial real estate mortgages, residential mortgages (including home equity lines of credit), construction and development, tax certificates, leases and consumer loans.  At June 30, 2016, net loans and leases increased $47.7 million, or 9.7%, from year end 2015 due to new loan originations, loan participation purchases, and loan purchases, which were partially offset by pay downs, payoffs, charge-offs, an increase in the allowance for loan and lease losses and transfers to OREO.

Business results: Total assets of Royal Bank were $812.0 million at June 30, 2016 compared to $783.9 million at year end 2015.  Royal Bank recorded net income of $1.7 million and $3.9 million for the three and six months ended June 30, 2016, respectively, compared to $1.4 million and $3.0 million for the three months and six months ended June 30, 2015, respectively. Royal Bank’s total interest income for the quarter and six months ended June 30, 2016 was $8.2 million and $16.4 million compared to $7.1 million and $14.3 million for the quarter and six months ended June 30, 2015. The increase in interest income was primarily attributed to an increase in average interest-earning assets and a change in its composition. For the three and six months ended June 30, 2016, the average balance for investments declined $19.1 million and $19.3 million while average loans outstanding, which typically earn a higher yield than investment securities, increased $105.9 million and $99.6 million, respectively. Interest expense was $1.8 million and $3.5 million for the quarter and six months ended June 30, 2016, respectively, compared to $1.6 million and $3.2 million for the quarter and six months ended June 30, 2015, respectively.

The $216 thousand improvement in net income quarter versus quarter was mainly attributable to a $946 thousand increase in net interest income which was mitigated by a $783 thousand increase in the provision for loan and lease losses.  For the second quarter of 2016, Royal Bank recorded a provision for loan and lease losses of $197 thousand compared to a credit to the allowance for loan and lease losses of $586 thousand in the second quarter of 2015. The provision was the result of growth in the loan and lease portfolio, net charge-offs, and specific reserves. Additionally the 2016 quarter benefited from a $244 thousand decline in the provision for unfunded loan commitments due to a decline in the historical loss rates applied in the calculation of the reserve for such commitments. In the second quarter of 2016, we recorded a credit for unfunded loan commitments of $21 thousand compared to a provision of $223 thousand in the second quarter of 2015.     Partially offsetting the quarter over quarter improvements was a decline of $122 thousand in net gains on the sale of  investment securities from $244 thousand for the second quarter of 2015 to $121 thousand for the second quarter of 2016.

The $867 thousand improvement in net income year  over year was mainly attributable to a $1.7 million increase in net interest income. The 2016 period also benefited from a $521 thousand decline in the provision for unfunded loan commitments due to a decline in the historical loss rates applied in the calculation of the reserve for such commitments. For the six months ended June 30, 2016, we recorded a credit for unfunded loan commitments of $171 thousand compared to a provision of $350 thousand in the same period of 2015. Additionally, income on Company owned life insurance polices increased $467 thousand in the 2016 period.  Partially offsetting the year over year improvements was a $1.6 million increase in the provision for loan and lease losses and a planned increase in salaries and beneifts of $156 thousand. For the first two quarters of 2016, Royal Bank recorded a provision for loan and lease losses of $409 thousand compared to a credit to the allowance for loan and lease losses of $1.2 million for the first two quarters of 2015. The provision was the result of growth in the loan and lease portfolio, net charge-offs, and specific reserves. The above amounts reflect the consolidated totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three and six months ended June 30, 2016, RID reported net income of $604 thousand and $795 thousand, respectively compared to net income of $307 thousand and $530 thousand for the three and six months ended June 30, 2015, respectively. The $297 thousand increase quarter versus quarter was primarily related to a $472 thousand increase in gains on the sale of investment securities.  Partially offsetting this increase was an OTTI charge of $122 thousand related to one private equity investment.  The OTTI charge was due to recent activity and recently issued financial statements, which showed a deterioration in the values of the underlying assets.  At June 30, 2016, total assets of RID were $26.6 million, of which $5.8 million was held both in cash and cash equivalents and in investment securities. Total assets were $26.2 million at December 31, 2015.  The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At June 30, 2016 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At June 30, 2016 and December 21, 2015, Royal Preferred LLC had total assets of $21.3 million and $21.2 million, respectively.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2016 were 2.80%.

Under the MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest paymenst in the first two quarters of 2016.

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

Business results: At June 30, 2016, total assets of Royal Leasing were $67.4 million, and includes $67.3 million in net leases.  Total assets were $65.1 million at December 31, 2015.  For the three and six months ended June 30, 2016, Royal Leasing had net income prior to partner distributions of $572 thousand and $946 thousand, respectively, compared to $776 thousand and $1.5 million, respectively, for the second quarter of 2015. The quarter over quarter decline of $204 thousand was effected by an increase to the provision for lease losses of $117 thousand and a $89 thousand decline in commissions during the second quarter of 2016. The year over year decline of $580 thousand was impacted by an increase to the provision for lease losses of $594 thousand. The increase in the provision for lease losses for the three and six months ended June 30, 2016 was related to growth within the portfolio and net-charge-off activity and specific reserves on non-performing leases.  Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2016, the amount due Royal Bank from RBA Leasing was $61.6 million.

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

Business results: At June 30, 2016 and December 31, 2015, total assets of RIA were $6.5 million and $6.1 million, respectively.  For the quarter and six months ended June 30, 2016, RIA had net income of $114 thousand and $432 thousand, respectively, compared to $110 thousand for the quarter and six months ended June 30, 2015 period.  The increase in net income for 2016 was predominantly related to gains on the sale of investment securities of $121 thousand and $397 thousand for the three and six months ended June 30, 2016.  During the second quarter of 2016, Royal Bank recorded an OTTI charge of $24 thousand on a private equity investment.  The OTTI charge was due to recent activity and recently issued financial statements, which showed a deterioration in the values of the underlying assets.  There was no OTTI charge during the first two quarters of 2015.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At June 30, 2016, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded net losses of $105 thousand and $204 thousand for the three and six months ended June 30, 2016 compared to $160 thousand and $254 thousand for June 30, 2015.   Net OREO expenses declined $86 thousand and $45 thousand during the three and six months ended June 30, 2016 and impacted the improvement in the net loss for 2016. Partially offsetting the decrease in the net loss was an increase of $28 thousand in professional and legal fees during the second quarter of 2016. At June 30, 2016, total assets of CSC were $4.6 million, of which $1.4 million was held in tax liens and $3.4 million was in OREO, while at December 31, 2015 total assets were $4.7 million, of which $1.2 million was held in tax liens and $3.2 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At June 30, 2016, the amount due Royal Bank from CSC was $5.4 million.

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

Business results:   RTL recorded net losses of $356 thousand and $605 thousand for the three and six months ended June 30, 2016, respectively, compared to $141 thousand and $303 thousand for the comparable periods in 2015. The quarter over quarter increase in net loss of $215 thousand was impacted by increases of $155 thousand and $55 thousand in the provision for lien losses and net OREO expenses, respectively.  The provision was related to $115 thousand in specific reserves required in the second quarter of 2016.  The year over year increase in net loss of $302 thousand was effected by a $171 thousand increase in net OREO expenses and a $115 thousand decline in net interest income. The decline in net OREO expenses included a $450 thousand decrease in  net gains on the sales of OREO and was partially offset by a $199 thousand decline in OREO impairment.  RTL had net interest expense of $52 thousand for the six months ended June 30, 2016 compared to net interest income of $63 thousand for the same period in 2015.  The net interest income reduction is related to the decline in average lien balances. At June 30, 2016, total assets of RTL were $8.6 million, of which $3.2 million was held in tax liens and $3.6 million was held in OREO as compared to total assets at December 31, 2015 of $9.4 million, of which $3.2 million was held in tax liens and $4.0 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At June 30, 2016, the amount due Royal Bank from RTL was $3.7 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at June 30, 2016 were $816.5 million, an increase of $28.2 million, or 3.6%, from December 31, 2015.  This growth was mainly attributed to a $48.0 million increase in loans and leases that was partially offset by a reduction of $20.0 million in investment securities.  Cash flows from investment securities sales, calls, and payments were reinvested in loans and leases and also utilized to buy additional government issued or sponsored mortgage-backed securities or CMOs.

Cash and Cash Equivalents

Total cash and cash equivalents of $26.6 million at June 30, 2016 increased $1.2 million from $25.4 million at December 31, 2015 due to deposit growth.  It is anticipated that a portion of the cash will continue to be utilized to fund new loan originations.

Investment Securities

AFS investment securities of $204.1 million at June 30, 2016, dropped $20.0 million, or 8.9%, from the level at December 31, 2015.  The decline was primarily due to the sales and calls of investment securities.  The majority of the incoming cash flows from the investment portfolio were used to fund loan growth.  FHLB stock was $2.8 million and $2.5 million at June 30, 2016 and December 31, 2015, respectively.

The AFS investment portfolio had a net unrealized gain of $4.1 million at June 30, 2016 compared to a net unrealized loss of $41 thousand at December 31, 2015.  The improvement in the net unrealized gain was directly related to a $3.4  million increase in the net unrealized gain on U.S. Agency CMOs and a $597 thousand improvement in the net unrealized loss on U.S. government agency bonds. These securities carry lower coupons and their market value was positively impacted by the 78 basis point decrease in the 10-year Treasury yield from 2.27% at December 31, 2015 to 1.49% at June 30, 2016.  During the second quarter of 2016, we recorded OTTI impairment of $146 thousand on two private equity funds based on recently issued financial statements, which showed a deterioration in the values of the underlying assets.  We did not record OTTI charges for any of the investment securities during the first two quarters of 2015.

The carrying value and fair value of investment securities available-for-sale (“AFS”) at June 30, 2016 and December 31, 2015 are as follows:

As of June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$13,594	$33	$—	$13,627
Mortgage-backed securities-residential	10,145	357	—	10,502
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	160,639	3,639	(286)	163,992
Non-agency	2,243	51	—	2,294
Corporate bonds	1,700	94	—	1,794
Municipal bonds	9,724	275	(53)	9,946
Other securities	1,877	—	—	1,877
Common stocks	26	—	—	26
Total available for sale	$199,948	$4,449	$(339)	$204,058

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

Investment securities within the AFS portfolio are marked to market monthly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 15 - Comprehensive Income (Loss)” to the Consolidated Financial Statements. When a loss is deemed to be other-than-temporary but we do not intend to sell the security and it is not more likely than not that we will have to sell the security before recovery of its cost basis, we will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We have a concentration of credit risk in commercial real estate and construction and land development loans at June 30, 2016.  The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans. We classify our leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between our gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method. The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions. The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law. The tax certificates are predominantly in New Jersey. We ceased acquiring new tax certificates in 2010. Consumer loans includes cash secured and unsecured loans and lines of credit.

Commercial Loans: The commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes primarily located in our market area. Although terms for commercial real estate and multi-family loans vary, the underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the sixth year and with monthly amortization not greater than 25 years and loan-to-value (“LTV”) ratios of not more than 80%. Interest rates are either fixed or adjustable and are based upon the prime rate or a borrowing rate from the Federal Home Loan Bank of Pittsburgh plus a margin. Prepayment fees are charged on most loans in the event of early repayment. Generally, the personal guarantees of the principals are obtained as additional collateral for commercial real estate and multi-family real estate loans.

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

Construction and Development Loans: We originate construction loans to builders and developers predominantly in our market area. Construction and development loans are riskier than other loan types because they are more speculative in nature. Deteriorating economic or environmental conditions can negatively affect a project. Construction loans are also more difficult to evaluate and monitor. In order to mitigate some of the risks inherent in construction lending, limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Additionally, the construction budget is reviewed prior to loan origination and the properties under construction are inspected. During the construction phase of a real estate project, the loan requires interest payments only. Construction loans generally are for 12 to 18 months with LTV ratios of not more than 75%.

Residential Loans: Our residential mortgages were acquired in recent years in pool purchases and are secured mainly by properties located in our primary market and surrounding areas. We originate home equity loans and home equity lines of credit in our market area with a maximum amount of $1.25 million. The collateral must be the borrower’s primary residence and the LTV ratio may not be more than 80%. Home equity lines of credit are variable rate and are indexed to the prime rate. Our home equity loans are either first or second liens and have a fixed rate. We have originated some home equity lines of credit or home equity loans for second homes.  In financing second homes, we must have a first lien position, the LTV does not exceed 65%, and the maximum amount is $750 thousand.

Consumer Loans: We originate cash-secured and unsecured loans and lines of credit to individuals. Unsecured loans and lines of credit have a maximum amount of $15 thousand. Unsecured consumer loans generally have a higher interest rate than residential loans because they have additional credit risk associated with them.

Total loans and leases of $547.1 million increased $48.0 million, or 9.6%, from the level at December 31, 2015.  The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2016	2015
Commercial real estate	$239,776	$225,679
Construction and land development	65,385	47,984
Commercial and industrial	97,270	85,980
Multi-family	21,010	16,249
Residential real estate	50,104	51,588
Leases	66,898	64,341
Tax certificates	4,390	4,755
Consumer	2,254	2,527
Total loans, net of unearned income	$547,087	$499,103

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

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of June 30, 2016		As of December 31, 2015
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$908	$—	$1,495	$77
Construction and land development	145	—	145	—
Commercial and industrial	762	—	751	100
Residential real estate	591	18	889	27
Leases	1,285	204	1,087	194
Tax certificates	1,110	115	1,125	—
Total non-accrual loans	$4,801	$337	$5,492	$398

Non-accrual loan activity for the first two quarters of 2016 is set forth below:

	For the six months ended June 30, 2016
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Commercial real estate	$1,495	$—	$(510)	$(77)	$—	$908
Construction and land development	145	—	—	—	—	145
Commercial and industrial	751	189	(70)	(108)	—	762
Residential real estate	889	32	(262)	(40)	(28)	591
Leases	1,087	932	(287)	(447)	—	1,285
Tax certificates	1,125	582	(140)	(31)	(426)	1,110
Total non-accrual loans	$5,492	$1,735	$(1,269)	$(703)	$(454)	$4,801

Total non-accrual loans at June 30, 2016 were $4.8 million compared to $5.5 million at December 31, 2015.  The decline of $691 thousand was the result of a $1.3 million reduction in existing non-accrual loan balances through payments, payoffs or a return to accruing status, $703 thousand in charge-offs mostly related to specific reserves, and $454 thousand in transfers to OREO, which were partially offset by additions to non-accrual loans of $1.7 million. During the first quarter of 2016, one performing troubled debt restructuring (“TDR”) in the amount of $181 thousand became non-accrual because it was past due its maturity date.  The remainder of the additions to non-accrual loans were mainly in leases and the tax certificate portfolio. The tax certificate portfolio accounted for approximately 94% of the transfers to OREO.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include TDRs. For all classes of loans receivable, with the exception of tax ceritficates, the accrual of interest income is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income. If interest had accrued on non-accrual loans, such income would have been approximately $157 thousand and $315 thousand for the three and six months ended June 30, 2016 and $193 thousand and $397 thousand for the the three and six months ended June 30, 2015, respectively.  At June 30, 2016, we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	June 30,	December 31,
(In thousands)	2016	2015
Impaired loans and leases with a valuation allowance	$1,860	$2,414
Impaired loans without a valuation allowance	4,345	4,777
Total impaired loans and leases	$6,205	$7,191
Valuation allowance related to impaired loans	$337	$398

	For the six months ended
	June 30,
(In thousands)	2016	2015
Average investment in impaired loans and leases	$6,598	$14,142
Interest income recognized on impaired loans and leases	$57	$297
Interest income recognized on a cash basis on impaired loans and leases	$—	$135

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At June 30, 2016, we had five TDRs, with a total carrying value of $2.3 million. At December 31, 2015, we had six TDRs with a total carrying value of $2.6 million.  The reduction in TDRs was related to payments received and the negotiated settlement of one TDR which had a carrying value of $68 thousand at December 31, 2015.  As a result of the settlement, we received $60 thousand in principal and recorded a charge-off of $8 thousand.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of June 30, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$21	$—	$21
Construction and land development	1	—	145	145
Commercial and industrial	2	1,869	177	2,046
Residential real estate	1	86	—	86
Total	5	$1,976	$322	$2,298

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

The amount of the allowance is reviewed and approved by the CFO, CLO, CCO and Chief Risk Officer (“CRO”) on at least a quarterly basis. Management believes that the allowance at June 30, 2016 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Balance at period beginning	$9,941	$10,897	$9,689	$11,708
Charge-offs
Commercial real estate	—	(231)	(77)	(231)
Construction and land development	—	(80)	—	(80)
Commercial and industrial	—	(200)	(108)	(541)
Residential real estate	(40)	—	(40)	—
Leases	(164)	(75)	(447)	(177)
Tax certificates	(25)	(8)	(31)	(433)
Total charge-offs	(229)	(594)	(703)	(1,462)
Recoveries
Commercial real estate	8	2	184	351
Construction and land development	64	4	258	252
Commercial and industrial	4	273	127	274
Residential real estate	8	3	19	11
Leases	9	4	17	16
Tax certificates	6	33	8	52
Total recoveries	99	319	613	956
Net charge-offs	(130)	(275)	(90)	(506)
Provision (credit) for loan and lease losses	197	(586)	409	(1,166)
Balance at period end	$10,008	$10,036	$10,008	$10,036

An analysis of the allowance by loan type is set forth below:

	At June 30, 2016		At December 31, 2015
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$3,342	43.8%	$3,622	45.2%
Construction and land development	1,991	12.0%	1,674	9.6%
Commercial and industrial	1,365	17.8%	1,513	17.2%
Multi-family	231	3.8%	171	3.3%
Residential real estate	647	9.2%	586	10.3%
Leases	2,052	12.2%	1,749	12.9%
Tax certificates	358	0.8%	347	1.0%
Consumer	22	0.4%	27	0.5%
Total allowance	$10,008	100.00%	$9,689	100.0%

The allowance increased $319 thousand from $9.7 million at December 31, 2015 to $10.0 million at June 30, 2016. The increase in the allowance was directly related to a provision for loan and lease losses of $409 thousand which was primarily attributable to growth in the loan portfolio, net charge-off activity, and specific reserves within the leasing portfolio. For the six months ended June 30, 2016,  we recorded total charge-offs of $703 thousand, which were mostly related specifc reserves. Net charge-offs for the leasing portfolio were $430 thousand in the first two quarters of 2016. During 2016, we received a $283 thousand recovery on a loan relationship that had been previously charged-off.  The allowance was 1.83% of total loans and leases at June 30, 2016 compared to 1.94% at December 31, 2015.

Other Real Estate Owned

At June 30, 2016, OREO was comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 51 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2015 to June 30, 2016.

	For the six months ended June 30, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(6)	(793)	(799)
Net gains (losses) on sales	1	49	50
Transfers in	28	426	454
Cash additions	—	157	157
Impairment charge	—	(89)	(89)
Ending balance	$243	$6,965	$7,208

At June 30, 2016, OREO was comprised of $215 thousand in land, $7.0 million related to 51 properties acquired through foreclosure related to tax liens, and $28 thousand in residential real estate related to a single family home.  During the first two quarters of 2016, we sold the last condominium related to a construction project in Minneapolis, Minnesota.  We received our pro rata share of net proceeds in the amount of $6 thousand and recorded a net gain of $1 thousand. During the same period, we transferred to OREO a single family home with a value of $28 thousand.

During the first two quarters of 2016, we transferred tax liens of $426 thousand to OREO which represented 6 properties and added $157 thousand in lien redemptions on existing properties. During the same period we sold 15 tax lien properties, received proceeds of $793 thousand, and recorded a net gain of $49 thousand as a result of these sales. Additionally, we recorded impairment charges of $89 thousand during the first six months of 2016 related to the tax lien properties. At December 31, 2015, OREO assets acquired through the tax lien portfolio were $7.2 million and were comprised of 60 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At June 30,	At December 31,
(Amounts in thousands)	2016	2015
Non-accrual loans	$3,691	$4,367
Non-accrual tax certificates	1,110	1,125
Total non-accrual loans (1)	4,801	5,492
Other real estate owned-loans	243	220
Other real estate owned-tax certificates	6,965	7,215
Total other real estate owned	7,208	7,435
Total non-performing assets	$12,009	$12,927

Non-performing assets to total assets	1.47%	1.64%
Total non-accrual loans to total loans	0.88%	1.10%
ALLL to total non-accrual loans	208.46%	176.42%
ALLL to total loans	1.83%	1.94%
(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, were $599.2 million at June 30, 2016 and increased $21.4 million, or 3.7%, from $577.9 million at December 31, 2015.  The increase in deposits reflects a focused change in the composition of deposits by growing our existing customer relationships as well as developing new relationships. Demand deposits, savings accounts, and time deposits increased $5.4 million. $23.0 million and $1.7 million, respectively.  NOWs and money market accounts declined $1.2 million and $7.5 million, respectively.

The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2016	2015
Non-interest bearing checking	$88,956	$83,529
NOW	41,325	42,558
Interest-bearing brokered deposits	25,000	25,000
Money Market	157,744	165,251
Savings	76,841	53,833
Time deposits (over $250)	15,020	16,816
Time deposits ($250 and under)	194,358	190,905
Total deposits	$599,244	$577,892

Borrowings

Total borrowings, which include trust preferred securities, amounted to $121.5 million at June 30, 2016 compared to $116.7 million at December 31, 2015. The $4.8 million increase in borrowings is related to a $15.0 million interest rate swap that became effective in June 2016. The swap was tied to an FHLB advance that matured in June 2016.  We will continue to rollover the $15.0 million FHLB advance every 90–days through the swap expiration of June 2021. Partially offsetting the $5.0 million increase in FHLB advances were payments made on an amortizing loan with another financial institution.

Shareholders’ Equity

Shareholders’ equity attributable to the Company increased $523 thousand, or 0.7%, from $71.9 million at December 31, 2015.   In March 2016, we received approval from the Federal Reserve Bank to repurchase 4,000 shares of the outstanding Series A preferred stock for $5.8 million or $1,450.00 per share.  Partially offsetting the decrease in preferred stock was net income of $4.2 million and an improvement in accumulated other comprehensive loss of $2.0 million.  The improvement in accumulated other comprehensive loss was mostly related to an increase in the valuation of the investment portfolio which was partially offset by a decline in the value of our interest rate swap.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.   Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.0%.  Management believes that as of June 30, 2016, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.

In December 2013, Federal banking regulators issued rules for complying with the Volcker Rule provision of the Dodd-Frank Act. Royal Bank does not engage in, and does not expect to engage in, any transactions that are considered “covered activities” as defined by the Volcker Rule. Therefore, Royal Bank does not have any additional compliance obligations under the Volcker Rule.

At June 30, 2016 and December 31, 2015, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2016 and the previous 23 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2016	$91,933	15.713%	$50,464	8.625%	$58,509	10.000%
At December 31, 2015	$87,354	15.802%	$44,225	8.000%	$55,281	10.000%
Tier 1 capital (to risk-weighted assets)
At June 30, 2016	$84,586	14.457%	$38,762	6.625%	$46,807	8.000%
At December 31, 2015	$80,410	14.546%	$33,169	6.000%	$44,225	6.000%
Tier 1 capital (to average assets, leverage)
At June 30, 2016	$84,586	10.675%	$31,695	4.000%	$39,618	5.000%
At December 31, 2015	$80,410	10.589%	$30,374	4.000%	$37,968	5.000%
Common equity Tier 1 (to risk-weighted assets)
At June 30, 2016	$62,889	10.749%	$29,986	5.125%	$38,031	6.500%
At December 31, 2015	$58,824	10.641%	$24,876	4.500%	$35,933	6.500%

*Ratios related to risk-weighted assests include the capital conservation buffer of 0.625%.

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the six months ended	For the year ended
(In thousands)	June 30, 2016	December 31, 2015
RAP net income	$2,059	$9,161
Tax lien adjustment, net of noncontrolling interest	1,843	1,973
U.S. GAAP net income	$3,902	$11,134

	At June 30, 2016		At December 31, 2015
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.713%	15.983%	15.802%	16.109%
Tier 1 capital (to risk-weighted assets)	14.457%	14.727%	14.546%	14.853%
Tier 1 capital (to average assets, leverage)	10.675%	10.884%	10.589%	10.824%
Common equity Tier 1 (to risk-weighted assets)	10.749%	11.028%	10.641%	10.962%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2016	$102,381	17.392%	$50,772	8.625%	$58,866	10.000%
At December 31, 2015	$103,355	18.574%	$44,516	8.000%	$55,645	10.000%
Tier 1 capital (to risk-weighted assets)
At June 30, 2016	$93,490	15.882%	$38,999	6.000%	$35,320	6.000%
At December 31, 2015	$95,316	17.129%	$33,387	6.000%	$33,387	6.000%
Tier 1 capital (to average assets, leverage)
At June 30, 2016	$93,490	11.701%	$31,960	4.000%	N/A	N/A
At December 31, 2015	$95,316	12.444%	$30,638	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At June 30, 2016	$54,613	9.277%	$30,169	4.500%	N/A	N/A

*Ratios related to risk-weighted assests include the capital conservation buffer of 0.625%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the six months ended	For the year ended
(In thousands)	June 30, 2016	December 31, 2015
U.S. GAAP net income	$4,223	$10,993
Tax lien adjustment, net of noncontrolling interest	(2,352)	(1,973)
RAP net income	$1,871	$9,020

	At June 30, 2016		At December 31, 2015
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	17.392%	17.127%	18.574%	18.277%
Tier 1 capital (to risk-weighted assets)	15.882%	15.616%	17.129%	16.710%
Tier 1 capital (to average assets, leverage)	11.701%	11.495%	12.444%	12.127%
Common equity Tier 1 (to risk-weighted assets)	9.277%	8.993%	9.366%	9.040%

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At June 30, 2016, our liquidity ratios were more than five times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the Series A Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. As of June 30, 2016, the Series A Preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $8.1 million and has not been recognized in the consolidated financial statements.

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

The following table summarizes re-pricing intervals for interest-earning assets and interest-bearing liabilities as of June 30, 2016, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At June 30, 2016, we were in a liability sensitive position of $1.3 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  Additionally, the Company has exposure to rising rates as $157.7 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$15.2	$—	$—	$—	$11.4	$26.6
Investment securities AFS	22.4	42.1	103.0	32.0	4.6	204.1
Loans: (2)
Fixed rate	18.6	49.9	215.3	125.7	(10.0)	399.5
Variable rate	132.6	3.9	1.1	—	—	137.6
Total loans	151.2	53.8	216.4	125.7	(10.0)	537.1
Other assets (3)	—	20.6	—	—	28.1	48.7
Total Assets	$188.8	$116.5	$319.4	$157.7	$34.1	$816.5
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$89.0	$89.0
Interest-bearing deposits	32.9	98.7	169.3	—	—	300.9
Certificate of deposits	30.3	68.2	105.0	5.9	—	209.4
Total deposits	63.2	166.9	274.3	5.9	89.0	599.3
Borrowings	51.5	25.0	45.0	—	—	121.5
Other liabilities	—	—	—	—	22.8	22.8
Capital	—	—	—	—	72.9	72.9
Total liabilities & capital	$114.7	$191.9	$319.3	$5.9	$184.7	$816.5
Net interest rate GAP	$74.1	$(75.4)	$0.1	$151.8	$(150.6)
Cumulative interest rate GAP	$74.1	$(1.3)	$(1.2)	$150.6
GAP to total assets	9%	(9)%
GAP to total equity	102%	(103)%
Cumulative GAP to total assets	9%	(0)%
Cumulative GAP to total equity	102%	(2)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At June 30, 2016, floating rate loans with floors and without floors were $113.9 million and $23.7 million, respectively.

REGULATORY ACTIONS

Federal Reserve Memorandum of Understanding

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  Effective July 17, 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, a memorandum of understanding (“MOU”), with the Federal Reserve Bank.  Included in the MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank prior to declaring or paying any dividends on the Company’s capital stock, making interest payments related to the Company’s outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock.  The MOU will remain in effect until stayed, modified, terminated, or suspended in writing by the Federal Reserve Bank.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2015, that the Company’s disclosure controls and procedures were effective at June 30, 2016.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 9, 2016.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 9, 2016.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 9, 2016.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 9, 2016.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: August 9, 2016

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer