Form 10-Q
period 2016-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2016-11-08
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2016
$2.00 par value	27,880,024

Class B Common Stock	Outstanding at October 31, 2016
$0.10 par value	1,924,629

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

 ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	September 30,	December 31,
	2016	2015
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$10,753	$10,394
Interest-earning deposits	17,638	15,026
Total cash and cash equivalents	28,391	25,420
Investment securities available for sale (“AFS”), at fair value	168,321	224,067
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	3,018	2,545
Loans and leases (“LHFI”)	575,818	499,103
Less allowance for loan and lease losses	10,254	9,689
Net loans and leases	565,564	489,414
Company owned life insurance	20,458	19,899
Accrued interest receivable	3,770	4,149
Other real estate owned (“OREO”), net	7,236	7,435
Premises and equipment, net	4,714	3,959
Other assets	7,646	9,145
Total assets	$811,368	$788,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$90,709	$83,529
Interest-bearing	501,530	494,363
Total deposits	592,239	577,892
Short-term borrowings	15,000	9,000
Long-term borrowings	85,000	81,970
Subordinated debentures	25,774	25,774
Accrued interest payable	2,240	709
Other liabilities	21,313	20,640
Total liabilities	741,566	715,985
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value per share, 500,000 shares authorized, 12,205 and 18,856 shares outstanding at September 30, 2016 and December 31, 2015	12,205	18,856
Class A common stock, par value $2 per share, authorized 40,000,000 shares; issued and outstanding, 28,228,389 and 28,204,182 at September 30, 2016 and December 31, 2015 respectively	56,457	56,408
Class B common stock, par value $ 0.10 per share, authorized 3,000,000 shares; issued and outstanding, 1,924,629 and 1,928,289 at September 30, 2016 and December 31, 2015 respectively	192	193
Additional paid in capital	106,975	110,494
Accumulated deficit	(98,634)	(104,879)
Accumulated other comprehensive loss	(2,916)	(3,919)
Treasury stock - at cost, shares of Class A, 356,072 and 375,333 at September 30, 2016 and December 31, 2015 respectively	(4,979)	(5,249)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	69,300	71,904
Noncontrolling interest	502	394
Total equity	69,802	72,298
Total liabilities and shareholders’ equity	$811,368	$788,283

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income
Loans and leases, including fees	$7,346	$6,456	$21,168	$17,878
Investment securities	1,099	1,334	3,639	4,250
Deposits in banks	15	8	48	21
Total Interest Income	8,460	7,798	24,855	22,149
Interest Expense
Deposits	1,086	968	3,193	2,796
Short-term borrowings	53	5	85	5
Long-term borrowings	763	663	2,111	1,997
Total Interest Expense	1,902	1,636	5,389	4,798
Net Interest Income	6,558	6,162	19,466	17,351
Provision (credit) for loan and lease losses	578	(216)	987	(1,382)
Net Interest Income after Provision (Credit) for Loan and Lease Losses	5,980	6,378	18,479	18,733
Non-interest Income
Service charges and fees	396	298	989	832
Net gains on sales of loans and leases	71	—	71	—
Income from company owned life insurance	192	124	847	372
Net gains on the sale of AFS investment securities	280	80	1,382	652
Total other-than-temporary impairment on AFS investment securities	(35)	—	(181)	—
Other income	285	75	361	205
Total Non-interest Income	1,189	577	3,469	2,061
Non-interest Expense
Employee salaries and benefits	2,710	2,655	8,036	7,825
Loss contingency	(200)	—	(200)	—
Occupancy and equipment	705	736	2,093	2,212
Professional and legal fees	415	380	1,321	1,314
Net OREO expenses	256	263	469	371
Pennsylvania shares tax expense	154	113	393	338
FDIC and state assessments	111	158	455	533
Communications and data processing	257	214	748	607
(Credit) provision for credit losses on off-balance sheet credit exposures	(65)	(68)	(236)	282
Directors’ fees	95	114	335	349
Marketing and advertising	65	38	209	185
Insurance	87	78	270	244
Loan collection expenses	21	138	128	273
Other operating expenses	390	423	1,247	1,175
Total Non-interest Expense	5,001	5,242	15,268	15,708
Income Before Tax Expense	2,168	1,713	6,680	5,086
Income Tax Expense	25	—	85	—
Net Income	$2,143	$1,713	$6,595	$5,086
Less Net Income Attributable to Noncontrolling Interest	$113	$179	$342	$500
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$2,030	$1,534	$6,253	$4,586
Less Preferred Stock Series A Accumulated Dividend and Accretion	$342	$434	$1,014	$1,287
Net Income Available to Common Shareholders	$1,688	$1,100	$5,239	$3,299
Per Common Share Data:
Net Income — Basic and Diluted	$0.06	$0.04	$0.17	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net income	$2,143	$1,713	$6,595	$5,086
Other comprehensive income, net of tax
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period, net of tax	(877)	1,190	2,342	1,320
Less adjustment for impaired investments, net of tax (1)	(23)	—	(119)	—
Less reclassification adjustment for gains realized in net income, net of tax (2)	185	52	912	430
Unrealized (losses) gains on investment securities	(1,039)	1,138	1,549	890
Unrecognized benefit obligation:
Reclassification adjustment for amortization (3)	(78)	(17)	(232)	(51)
Unrecognized benefit obligation expense	(78)	(17)	(232)	(51)
Unrealized gain (loss) on derivative instrument, net of tax	131	(282)	(314)	(467)
Other comprehensive (loss) income	(986)	839	1,003	372
Comprehensive income	1,157	2,552	7,598	5,458
Less net income attributable to noncontrolling interest	113	179	342	500
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$1,044	$2,373	$7,256	$4,958

(1)

Gross amounts are included in total other-than-temporary impairment on AFS investment securities on the Consolidated Statements of Income in total non-interest income; amounts in the above table are net of $12 thousand and $62 thousand in taxes for the three and nine months ended September 30, 2016. See Note 15. Comprehensive Income.

(2)

Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income; amounts in the above table are net of $95 thousand and $470 thousand in taxes for the three and nine months ended September 30, 2016 and $28 thousand and $222 thousand for the three and nine months ended September 30, 2015. See Note 15. Comprehensive Income.

(3)	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2016-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2016	$18,856	28,204	$56,408	1,928	$193	$110,494	$(104,879)	$(3,919)	$(5,249)	$394	$72,298
Net income							6,253			342	6,595
Other comprehensive income, net of reclassifications and taxes								1,003			1,003
Distributions to noncontrolling interests										(234)	(234)
Common stock conversion from Class B to Class A		4	9	(3)	(1)		(8)				—
Repurchase of 6,651 shares of preferred stock	(6,651)					(3,341)					(9,992)
Treasury shares issued for compensation (19,261 shares)						(231)			270		39
Stock options exercised (20,000 shares)		20	40			(11)					29
Stock option expense						64					64
Balance September 30, 2016	$12,205	28,228	$56,457	1,925	$192	$106,975	$(98,634)	$(2,916)	$(4,979)	$502	$69,802

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30,  2015-unaudited

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2015	$18,856	28,200	$56,400	1,932	$193	$110,697	$(115,864)	$(2,492)	$(5,571)	$387	$62,606
Net income							4,586			500	5,086
Other comprehensive loss, net of reclassifications and taxes								372			372
Distributions to noncontrolling interests										(411)	(411)
Treasury shares issued for compensation (16,382 shares)						(252)			288		36
Stock option expense						57					57
Balance September 30, 2015	$18,856	28,200	$56,400	1,932	$193	$110,502	$(111,278)	$(2,120)	$(5,283)	$476	$67,746

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Nine months ended September 30,

(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$6,595	$5,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394	459
Stock compensation expense	64	57
Provision (credit) for loan and lease losses	987	(1,382)
(Credit) provision for credit losses on off-balance sheet credit exposures	(236)	282
Impairment charge for OREO	143	659
Net amortization of premiums on AFS investment securities	1,123	1,164
Net accretion of net deferred fees on loans	(439)	(471)
Gains on sales of loans and leases	(71)	—
Net gains on sales of OREO	(7)	(769)
Net gains on sales of investment securities	(1,382)	(652)
Income from company owned life insurance	(847)	(372)
Other-than-temporary impairment on AFS investment securities	181	—
Changes in assets and liabilities:
Decrease in accrued interest receivable	379	934
Increase in other assets	(533)	(225)
Increase in accrued interest payable	1,531	1,442
Increase in other liabilities	909	497
Net cash provided by operating activities	8,791	6,709
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	47,659	28,084
Proceeds from sales of AFS investment securities	36,427	33,653
Purchase of AFS investment securities	(25,687)	(41,134)
(Purchase) redemption of Federal Home Loan Bank stock	(473)	77
Proceeds from sales of loans and leases	2,036	—
Net increase in loans	(79,484)	(59,106)
Additions to OREO	(243)	(418)
Proceeds from life insurance policies	748	—
Purchase of premises and equipment	(1,149)	(460)
Proceeds from sales of OREO	1,127	4,436
Net cash used in investing activities	(19,039)	(34,868)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Nine months ended September 30,

	2016	2015
Cash flows from financing activities:
Net (decrease) increase in demand and NOW accounts	$(18,083)	$19,915
Net increase in money market and savings accounts	21,779	18,079
Net increase (decrease) in certificates of deposit	10,651	(14,655)
Net increase in short-term borrowings	6,000	9,000
Repayments of long-term borrowings	(11,970)	(10,342)
Proceeds from long-term borrowings	15,000	—
Distributions to noncontrolling interest	(234)	(411)
Issuance of treasury stock	39	—
Repurchase of preferred stock	(9,992)	—
Proceeds from stock options exercised	29	—
Net cash provided by financing activities	13,219	21,586
Net increase (decrease) in cash and cash equivalents	2,971	(6,573)
Cash and cash equivalents at the beginning of the period	25,420	30,790
Cash and cash equivalents at the end of the period	$28,391	$24,217
Supplemental Disclosure:
Income taxes paid	$85	$—
Interest paid	$3,858	$3,356
Transfers from loans to OREO	$821	$3,968
Transfers from OREO to loans	$—	$995

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.Summary of Significant Accounting Policies

Nature of Operations

Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares”, the “Company”, “We” or “Our”), through its wholly-owned subsidiary Royal Bank America (“Royal Bank”) offers a full range of banking services to individual and corporate customers primarily located in the Mid-Atlantic states.  Royal Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own.  Commercial banks, savings banks, savings and loan associations, credit unions, and brokerage firms actively compete for savings and time deposits and for various types of loans.  Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Royal Bank with respect to one or more of the services it renders.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In March 2016, FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  FASB is issuing ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  We do not believe ASU 2016-09 will have a material effect on our financial statements.

In June 2016, FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

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

In August 2016, FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The following eight specific cash flow issues are addressed in ASU 2016-15: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLI”s) (including bank-owned life insurance policies (“BOLI”s)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public business entities, the amendments in this ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We do not believe ASU 2016-05 will have a material effect on our financial statements.

Note 2.Regulatory Matters and Significant Risks or Uncertainties

Federal Reserve Agreement

In March 2010, we agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  In July 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, a memorandum of understanding (“MOU”), with the Federal Reserve Bank, effective July 17, 2013.  Included in this MOU are certain continued reporting requirements and a requirement that we receive the prior approval of the Federal Reserve Bank and the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System prior to declaring or paying any dividends on our capital stock, making interest payments related to our outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock. The MOU will remain in effect until stayed, modified, terminated or suspended in writing by the Federal Reserve Bank.  During the first nine months of 2016, we requested and received approval to repurchase 6,651 shares of our Series A preferred stock. As disclosed in our Current Report on Form 8-K filed on October 7, 2016, we received regulatory approval to repurchase or redeem the remaining 12,205 shares.  We intend to retire all of the remaining shares of Series A preferred stock outstanding as a result of receipt of such approvals, including purchases in privately negotiated transactions or in accordance with the redemption provisions of the Series A preferred stock.

Dividend and Interest Restrictions

Due to the MOU, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives.

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A Preferred Stock.  We made the decision to suspend the preferred cash dividends in order to support the liquidity position of Royal Bank.  The dividend in arrears on the outstanding shares of Series A preferred stock is approximately $7.1 million and includes additional dividends on arrearages.  As disclosed above, we intend to retire all of the remaining shares of the Series A Preferred stock by the end of 2016, which will eliminate future dividends.

Under the MOU, we may not declare or pay any dividends on our capital stock or make interest payments related to our outstanding trust preferred securities or subordinate securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. During the first three quarters of 2016, we received approval from the Federal Reserve Bank and paid the respective quarterly interest payments on the trust preferred securities in March,  June, and September 2016.

Note 3.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at September 30, 2016 and December 31, 2015 are as follows:

As of September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$3,498	$2	$—	$3,500
Mortgage-backed securities-residential	7,373	342	—	7,715
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	138,137	2,372	(469)	140,040
Non-agency	4,514	52	—	4,566
Corporate bonds	1,700	74	—	1,774
Municipal bonds	8,706	216	(55)	8,867
Other securities	1,833	—	—	1,833
Common stocks	26	—	—	26
Total available for sale	$165,787	$3,058	$(524)	$168,321

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

The amortized cost and fair value of investment securities at September 30, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2016
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	7,802	7,798
After 5 but within 10 years	5,102	5,269
After 10 years	1,000	1,074
Mortgage-backed securities-residential	7,373	7,715
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	138,137	140,040
Non-agency	4,514	4,566
Total available for sale debt securities	163,928	166,462
No contractual maturity	1,859	1,859
Total available for sale securities	$165,787	$168,321

Proceeds from the sales of AFS investments during the three and nine months ended September 30, 2016 were $25.7 million and $36.4 million.  Proceeds from the sales of AFS investments during the three and nine months ended September 30, 2015 were $9.2 million and $33.7 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Gross realized gains	$280	$104	$1,426	$676
Gross realized losses	—	(24)	(44)	(24)
Net realized gains	$280	$80	$1,382	$652

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

September 30, 2016	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	$22,424	$(224)	8	$10,458	$(245)	3	$32,882	$(469)	11
Municipal bonds	2,026	(49)	2	1,324	(6)	2	3,350	(55)	4
Total available for sale	$24,450	$(273)	10	$11,782	$(251)	5	$36,232	$(524)	15

December 31, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$6,681	$(57)	2	$18,882	$(507)	6	$25,563	$(564)	8
Mortgage-backed securities-residential	5,140	(5)	2	2,574	(45)	1	7,714	(50)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	87,020	(994)	31	15,644	(560)	5	102,664	(1,554)	36
Non-agency	1,101	(26)	1	—	—	—	1,101	(26)	1
Municipal bonds	6,080	(52)	7	—	—	—	6,080	(52)	7
Total available for sale	$106,022	$(1,134)	43	$37,100	$(1,112)	12	$143,122	$(2,246)	55

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. During the first three quarters of 2016, we recorded impairment charges of $181 thousand on two private equity funds as a result of analyses performed on recent financial information. We did not record OTTI charges to earnings during the first three quarters of 2015.  There were no credit-related impairment losses on debt securities held at September 30, 2016 and September 30, 2015 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of September 30, 2016, we had 11 Agency CMOs with a fair value of $32.9 million and gross unrealized losses of $469 thousand.  Three of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining eight Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2016.

Municipal bonds:  As of September 30, 2016 we had four municipal bonds with a fair value $3.3 million and gross unrealized losses of $55 thousand.  Two of the municipal bonds have been in an unrealized loss position for less than twelve months and two bonds have been in an unrealized loss position for twelve months or longer at September 30, 2016. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at September 30, 2016.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations, or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of loans are as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Commercial real estate	$253,074	$225,679
Construction and land development	74,885	47,984
Commercial and industrial	106,254	85,980
Multi-family	23,831	16,249
Residential real estate	49,061	51,588
Leases	62,671	64,341
Tax certificates	3,803	4,755
Consumer	2,239	2,527
Total loans, net of unearned income	$575,818	$499,103

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

All loans are assigned an initial loan risk rating by the Underwriting and Credit Administration Officer (“UCAO”).  The initial loan risk rating is approved by another member of executive management or by the appropriate loan committee approving the loan request. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

The following tables present risk ratings for each loan portfolio classification at September 30, 2016 and December 31, 2015.

As of September 30, 2016
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$216,295	$35,601	$346	$—	$832	$253,074
Construction and land development	10,068	64,673	—	—	144	74,885
Commercial and industrial	94,137	9,426	329	1,688	674	106,254
Multi-family	17,373	6,458	—	—	—	23,831
Residential real estate	48,371	106	—	—	584	49,061
Leases	60,567	197	431	—	1,476	62,671
Tax certificates	3,058	—	—	—	745	3,803
Consumer	2,166	73	—	—	—	2,239
Total loans, net of unearned income	$452,035	$116,534	$1,106	$1,688	$4,455	$575,818

As of December 31, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$191,320	$31,994	$870	$—	$1,495	$225,679
Construction and land development	4,429	43,410	—	—	145	47,984
Commercial and industrial	68,998	13,971	195	2,065	751	85,980
Multi-family	15,982	267	—	—	—	16,249
Residential real estate	50,699	—	—	—	889	51,588
Leases	62,896	319	39	—	1,087	64,341
Tax certificates	3,630	—	—	—	1,125	4,755
Consumer	2,439	88	—	—	—	2,527
Total loans, net of unearned income	$400,393	$90,049	$1,104	$2,065	$5,492	$499,103

The following tables present an aging analysis of past due payments for each loan portfolio classification at September 30, 2016 and December 31, 2015.

As of September 30, 2016	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$—	$—	$—	$832	$252,242	$253,074
Construction and land development	—	—	—	144	74,741	74,885
Commercial and industrial	346	8	—	674	105,226	106,254
Multi-family	—	—	—	—	23,831	23,831
Residential real estate	139	107	—	584	48,231	49,061
Leases	197	431	—	1,476	60,567	62,671
Tax certificates	—	—	—	745	3,058	3,803
Consumer	—	—	—	—	2,239	2,239
Total loans, net of unearned income	$682	$546	$—	$4,455	$570,135	$575,818

As of December 31, 2015	30-59 Days	60-89 Days	Accruing
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Commercial real estate	$96	$—	$—	$1,495	$224,088	$225,679
Construction and land development	507	—	—	145	47,332	47,984
Commercial and industrial	910	592	—	751	83,727	85,980
Multi-family	—	—	—	—	16,249	16,249
Residential real estate	724	159	—	889	49,816	51,588
Leases	319	39	—	1,087	62,896	64,341
Tax certificates	—	—	—	1,125	3,630	4,755
Consumer	—	—	—	—	2,527	2,527
Total loans, net of unearned income	$2,556	$790	$—	$5,492	$490,265	$499,103

If interest had accrued on non-accrual loans, such income would have been approximately  $135 thousand and $450 thousand for the three and nine months ended September 30, 2016 and $142 thousand and $539 thousand for the three and nine months ended September 30, 2015, respectively.

Impaired Loans

Total cash collected on impaired loans during the September 30, 2016 and 2015 was $1.4 million and $5.9 million respectively, of which $1.3 million and $4.8 million was credited to the principal balance outstanding on such loans, respectively. Interest income recognized on a cash basis on impaired loans and leases was $0 and $97 thousand for the three months ended September 30, 2016 and 2015, respectively and $0 and $232 thousand for the nine months ended September 30, 2016 and 2015, respectively.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at September 30, 2016 and December 31, 2015.

	As of September 30, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$20	$—	$20
Construction and land development	1	—	144	144
Commercial and industrial	2	1,688	177	1,865
Residential real estate	1	84	—	84
Total	5	$1,792	$321	$2,113

	As of December 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$24	$—	$24
Construction and land development	1	—	145	145
Commercial and industrial	3	2,315	—	2,315
Residential real estate	1	—	92	92
Total	6	$2,339	$237	$2,576

At September 30, 2016, there were no TDRs modified within the past 12 months, for which there was a payment default. We did not classify any loan modifications as TDRs during the first three quarters of 2016 and 2015.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure.  As of September 30, 2016, we have a foreclosed residential real estate property with a carrying value of $28 thousand as a result of physical possession.  In addition, as of September 30, 2016, we had residential mortgage loans with a carrying value of $317 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of September 30, 2016,  December 31, 2015, and September 30, 2015.

Allowance for Loan and Lease Losses

As of and for the three months ended September 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,342	$1,991	$1,365	$231	$647	$2,052	$358	$22	$—	$10,008
Charge-offs	(7)	—	—	—	—	(310)	(108)	—	—	(425)
Recoveries	17	15	32	—	4	18	6	1	—	93
(Credit) provision	(12)	160	17	36	(76)	426	29	(2)	—	578
Ending balance	$3,340	$2,166	$1,414	$267	$575	$2,186	$285	$21	$—	$10,254
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$168	$—	$—	$—	$186
Ending balance: related to loans collectively evaluated for impairment	$3,340	$2,166	$1,414	$267	$557	$2,018	$285	$21	$—	$10,068

Allowance for Loan and Lease Losses

As of and for the nine months ended September 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(84)	—	(108)	—	(40)	(757)	(139)	—	—	(1,128)
Recoveries	201	273	159	—	23	35	14	1	—	706
(Credit) provision	(399)	219	(150)	96	6	1,159	63	(7)	—	987
Ending balance	$3,340	$2,166	$1,414	$267	$575	$2,186	$285	$21	$—	$10,254
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$168	$—	$—	$—	$186
Ending balance: related to loans collectively evaluated for impairment	$3,340	$2,166	$1,414	$267	$557	$2,018	$285	$21	$—	$10,068

Loans Evaluated for Impairment

As of September 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$253,074	$74,885	$106,254	$23,831	$49,061	$62,671	$3,803	$2,239	$—	$575,818
Ending balance: individually evaluated for impairment	$852	$144	$2,120	$—	$668	$806	$745	$—	$—	$5,335
Ending balance: collectively evaluated for impairment	$252,222	$74,741	$104,134	$23,831	$48,393	$61,865	$3,058	$2,239	$—	$570,483

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

As of and for the year ended December 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(622)	(264)	(566)	—	—	(612)	(471)	—	—	(2,535)
Recoveries	380	503	282	—	20	26	53	—	—	1,264
(Credit) provision	(588)	(857)	17	(114)	(50)	906	98	(11)	(149)	(748)
Ending balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Ending balance: related to loans individually evaluated for impairment	$77	$—	$100	$—	$27	$194	$—	$—	$—	$398
Ending balance: related to loans collectively evaluated for impairment	$3,545	$1,674	$1,413	$171	$559	$1,555	$347	$27	$—	$9,291
Loan Balances
Ending balance	$225,679	$47,984	$85,980	$16,249	$51,588	$64,341	$4,755	$2,527	$—	$499,103
Ending balance: individually evaluated for impairment	$1,469	$145	$2,687	$—	$889	$876	$1,125	$—	$—	$7,191
Ending balance: collectively evaluated for impairment	$224,210	$47,839	$83,293	$16,249	$50,699	$63,465	$3,630	$2,527	$—	$491,912

Allowance for Loan and Lease Losses

As of and for the three months ended September 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,208	$1,358	$1,705	$300	$584	$1,405	$317	$35	$124	$10,036
Charge-offs	—	(39)	—	—	—	(138)	—	—	—	(177)
Recoveries	—	150	4	—	5	4	—	—	—	163
Provision (credit)	(344)	133	(301)	(113)	67	316	38	(6)	(6)	(216)
Ending balance	$3,864	$1,602	$1,408	$187	$656	$1,587	$355	$29	$118	$9,806
Ending balance: related to loans individually evaluated for impairment	$—	$145	$—	$—	$28	$131	$18	$—	$—	$322
Ending balance: related to loans collectively evaluated for impairment	$3,864	$1,457	$1,408	$187	$628	$1,456	$337	$29	$118	$9,484

Allowance for Loan and Lease Losses

As of and for the nine months ended September 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(231)	(119)	(541)	—	—	(315)	(433)	—	—	(1,639)
Recoveries	351	402	278	—	16	20	52	—	—	1,119
Provision (credit)	(708)	(973)	(109)	(98)	24	453	69	(9)	(31)	(1,382)
Ending balance	$3,864	$1,602	$1,408	$187	$656	$1,587	$355	$29	$118	$9,806
Ending balance: related to loans individually evaluated for impairment	$—	$145	$—	$—	$28	$131	$18	$—	$—	$322
Ending balance: related to loans collectively evaluated for impairment	$3,864	$1,457	$1,408	$187	$628	$1,456	$337	$29	$118	$9,484

Loans Evaluated for Impairment

As of September 30, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$210,883	$38,864	$82,414	$15,222	$54,025	$61,954	$5,294	$2,560	$—	$471,216
Ending balance: individually evaluated for impairment	$4,040	$290	$3,024	$—	$918	$640	$1,206	$—	$—	$10,118
Ending balance: collectively evaluated for impairment	$206,843	$38,574	$79,390	$15,222	$53,107	$61,314	$4,088	$2,560	$—	$461,098

The following tables detail the loans that were evaluated for impairment by loan classification at September 30, 2016 and December 31, 2015.

	At September 30, 2016
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$1,273	$852	$—
Construction and land development	546	144	—
Commercial and industrial	4,564	2,120	—
Residential real estate	135	84	—
Tax certificates	5,170	745	—
Total:	$11,688	$3,945	$—

With an allowance recorded:
Residential real estate	$674	$584	$18
Leasing	806	806	168
Total:	$1,480	$1,390	$186

	At and for the year ended December 31, 2015
	Unpaid			Average	Interest
	principal	Recorded	Related	recorded	income
(In thousands)	balance	investment	allowance	investment	recognized
With no related allowance recorded:
Commercial real estate	$1,323	$931	$—	$4,144	$335
Construction and land development	546	145	—	376	—
Commercial and industrial	2,662	2,576	—	4,314	233
Tax certificates	5,666	1,125	—	904	—
Total:	$10,197	$4,777	$—	$9,738	$568

With an allowance recorded:
Commercial real estate	$926	$538	$77	$334	$—
Construction and land development	—	—	—	90	—
Commercial and industrial	2,500	111	100	172	—
Residential real estate	1,033	889	27	938	—
Leases	876	876	194	243	—
Tax certificates	—	—	—	188	—
Total:	$5,335	$2,414	$398	$1,965	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30, 2016			For the nine months ended September 30, 2016
	Average	Interest	Interest income	Average	Interest	Interest income
	recorded	income	recognized	recorded	income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$867	$—	$—	$1,185	$—	$—
Construction and land development	144	—	—	145	—	—
Commercial and industrial	2,258	28	—	2,373	85	—
Residential real estate	670	—	—	765	—	—
Leasing	993	—	—	873	—	—
Tax certificates	903	—	—	991	—	—
Total:	$5,835	$28	$—	$6,332	$85	$—

	For the three months ended September 30, 2015			For the nine months ended September 30, 2015
	Average	Interest	Interest income	Average	Interest	Interest income
	recorded	income	recognized	recorded	income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$4,256	$33	$97	$5,599	$97	$232
Construction and land development	471	—	—	562	—	—
Commercial and industrial	3,570	44	—	4,740	142	—
Residential real estate	927	—	—	952	—	—
Leasing	289	—	—	146	—	—
Tax certificates	1,109	—	—	1,078	—	—
Total:	$10,622	$77	$97	$13,077	$239	$232

Note 6.Other Real Estate Owned

At September 30, 2016,  OREO was comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 47 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2016 to September 30, 2016 and January 1, 2015 to December 31, 2015.

	For the nine months ended September 30, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(6)	(1,121)	(1,127)
Net gains on sales	1	6	7
Transfers in	28	793	821
Cash additions	—	243	243
Impairment charge	—	(143)	(143)
Ending balance	$243	$6,993	$7,236

	For the year ended December 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,735)	(4,730)	(6,465)
Net gain on sales	60	859	919
Transfers in	1,671	2,671	4,342
Cash additions	—	558	558
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(578)	(703)
Ending balance	$220	$7,215	$7,435

At September 30, 2016, OREO was comprised of $215 thousand in land, $7.0 million in tax liens, and $28 thousand in residential real estate related to a single family home.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 7.Deposits

Our deposit composition as of September 30, 2016 and December 31, 2015 is presented below:

	September 30,	December 31,
(In thousands)	2016	2015
Non-interest bearing checking	$90,709	$83,529
NOW	42,295	42,558
Interest-bearing brokered deposits	—	25,000
Money Market	159,532	165,251
Savings	81,331	53,833
Time deposits ($250 and over)	14,211	18,066
Time deposits (less than $250)	204,161	189,655
Total deposits	$592,239	$577,892

Note 8.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of September 30, 2016, Royal Bank had $283.3 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $65.0 million at September 30, 2016 and $54.0 million at December 31, 2015.  The advances and the line of credit are collateralized by FHLB stock, government agency securities mortgage-backed securities, and a blanket lien on certain real estate loans.  As of September 30, 2016, investment securities with a market value of $13.2 million were pledged as collateral to the FHLB for the borrowings.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2016	$15,000	0.57%	$19,000	0.85%
2017	25,000	1.46%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
2021	15,000	1.40%	—	—%
Total FHLB borrowings	$65,000		$54,000

2.	Other borrowings

We had a note payable with PNC Bank (“PNC”) in the amount of $2.0 million at December 31, 2015.  The note was paid on its maturity date of August 25, 2016.  The interest rate was a variable rate equal to one month LIBOR + 15 basis points and adjusted monthly.

At September 30, 2016 and December 31, 2015, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $20.0 million in lines of credit with two local financial institutions, of which $0 was outstanding at September 30, 2016 and December 31, 2015, respectively.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 3.00% at September 30, 2016, and reset quarterly at 3-month LIBOR plus 2.15%.

Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and issued to the Company an aggregate principal amount of $387 thousand of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust.  We have fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

Under the MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payments in March, June, and September of 2016.

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

The effects of the derivative instrument on the Consolidated Financial Statements at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 were as follows:

	As of September 30, 2016
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(1,030)	Other liabilities	June 24, 2021
Total:	$15,000	$(1,030)

	As of December 31, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(555)	Other liabilities	June 24, 2021
Total:	$15,000	$(555)

For the three months ended September 30, 2016
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$131	Not Applicable	$—
Total:	$131		$—

For the nine months ended September 30, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(314)	Not Applicable	$—
Total:	$(314)		$—

For the year ended December 31, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(366)	Not Applicable	$—
Total:	$(366)		$—

For the three months ended September 30, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(282)	Not Applicable	$—
Total:	$(282)		$—

For the nine months ended September 30, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(467)	Not Applicable	$—
Total:	$(467)		$—

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

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$75,620	$72,988
Commitments to extend credit	31,745	8,497
Standby letters of credit and financial guarantees written	257	515

In March 2016, we commenced renovations on our 3-story building in Narberth, Pennsylvania. It is the site of Royal Bank’s main branch location.  The branch will remain open during construction.  We expect the project to be completed later this year for an approximate cost of $1.4 million.  It  is our intention to lease the second and third floors as a revenue source.

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

During the first nine months of 2016, we received approval from the Federal Reserve Bank to repurchase 6,651 shares of the outstanding Series A preferred stock for $10.0 million or a weighted average price of $1,502.39  per share.  We utilized existing cash on-hand to complete the repurchase, and after taking into consideration the repurchase price, we eliminated approximately $260 thousand in dividends in arrears.  As disclosed previously, we have received regulatory approval to repurchase or redeem the remaining 12,205 shares.  We intend to retire all of the remaining shares of Series A preferred stock outstanding as a result of receipt of such approvals, including purchases in privately negotiated transactions or in accordance with the redemption provisions of the Series A preferred stock.

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

On August 13, 2009, the Company’s Board suspended the regular quarterly cash dividends on the Series A preferred stock.  The Company’s Board took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  In February 2014, the preferred cumulative dividend rate prospectively increased to 9% per annum.    As of September 30, 2016, the Series A preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $7.1 million and has not been recognized in the consolidated financial statements.  In the event we declared the preferred dividend in arrears our capital ratios would be negatively affected; however, they would remain above the required minimum ratios.  Under the Federal Reserve Bank MOU as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As mentioned previously, we intend to retire all of the remaining shares of the Series A Preferred stock by the end of 2016, thus eliminating future dividends.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.  Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital to 10.0%.  Management believes that as of September 30, 2016, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.  As of September 30, 2016, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2016 and the previous 24 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At September 30, 2016
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$90,551	14.794%	$52,792	8.625%	$61,208	10.000%
Tier 1 capital (to risk-weighted assets)	$82,868	13.539%	$40,550	6.625%	$48,966	8.000%
Tier 1 capital (to average assets, leverage)	$82,868	10.354%	$32,015	4.000%	$40,019	5.000%
Common equity Tier 1 (to risk-weighted assets)	$65,242	10.659%	$31,369	5.125%	$39,785	6.500%

*Ratios related to risk-weighted assets include the capital conservation buffer of 0.625%.

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the nine
months ended
(In thousands)	September 30, 2016
RAP net income	$4,410
Tax lien adjustment, net of noncontrolling interest	1,560
U.S. GAAP net income	$5,970

	At September 30, 2016
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	14.794%	15.016%
Tier 1 capital (to risk-weighted assets)	13.539%	13.761%
Tier 1 capital (to average assets, leverage)	10.354%	10.530%
Common equity Tier 1 (to risk-weighted assets)	10.659%	10.889%

The tables below reflect the Company’s capital ratios:

	At September 30, 2016
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$100,544	16.361%	$53,003	8.625%	$61,453	10.00%
Tier 1 capital (to risk-weighted assets)	$90,606	14.744%	$40,713	6.625%	$36,872	6.00%
Tier 1 capital (to average assets, leverage)	$90,606	11.220%	$32,303	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$55,124	8.970%	$31,495	5.125%	N/A	N/A

*Ratios related to risk-weighted assets include capital conservation buffer of 0.625%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the nine
months ended
(In thousands)	September 30, 2016
U.S. GAAP net income	$6,253
Tax lien adjustment, net of noncontrolling interest	(1,560)
RAP net income	$4,693

	At September 30, 2016
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	16.361%	16.143%
Tier 1 capital (to risk-weighted assets)	14.744%	14.439%
Tier 1 capital (to average assets, leverage)	11.220%	10.981%
Common equity Tier 1 (to risk-weighted assets)	8.970%	8.736%

Note 13.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and nine months ended September 30, 2016 and 2015 included the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$11	$17	$35	$49
Interest cost	143	135	428	403
Amortization of prior service cost	—	22	—	68
Amortization of actuarial loss	43	46	129	140
Net periodic benefit cost	$197	$220	$592	$660

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.  The cash surrender value for these policies was approximately $4.4 million and $3.8 million as of September 30, 2016 and December 31, 2015, respectively. The accumulated benefit obligation was $15.1 million as of September 30, 2016 compared to $14.9 million at December 31, 2015.

Note 14.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the if-converted method. For the three and nine months ended September 30, 2016 and 2015,  68,139 and 101,655 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally, warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	For the three months ended September 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,688	30,086	$0.06

Diluted EPS
Income available to common shareholders	$1,688	30,158	$0.06

	For the three months ended September 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
ncome available to common shareholders	$1,100	30,043	$0.04

Diluted EPS
Income available to common shareholders	$1,100	30,074	$0.04

	For the nine months ended September 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$5,239	30,077	$0.17

Diluted EPS
Income available to common shareholders	$5,239	30,157	$0.17

	For the nine months ended September 30, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$3,299	30,038	$0.11

Diluted EPS
Income available to common shareholders	$3,299	30,045	$0.11

Note 15.Comprehensive Income

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

	For the nine months ended September 30, 2016
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$3,776	$1,434	$2,342
Less adjustment for impaired investments	(181)	(62)	(119)
Less reclassification adjustment for gains
realized in net income	1,382	470	912
Unrealized gains on investment securities	2,575	1,026	1,549
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(232)	—	(232)
Unrecognized benefit obligation	(232)	—	(232)
Unrealized loss on derivative instrument	(475)	(161)	(314)
Other comprehensive income, net	$1,868	$865	$1,003

	For the nine months ended September 30, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$2,011	$691	$1,320
Less reclassification adjustment for gains
realized in net income	652	222	430
Unrealized gains on investment securities	1,359	469	890
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(51)	—	(51)
Unrecognized benefit obligation	(51)	—	(51)
Unrealized loss on derivative instrument	(708)	(241)	(467)
Other comprehensive income, net	$600	$228	$372

The other components of accumulated other comprehensive loss included in shareholders’ equity at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Unrecognized benefit obligation	$(3,909)	$(3,677)
Unrealized gains on AFS investments	1,673	124
Unrealized loss on derivative instrument	(680)	(366)
Accumulated other comprehensive loss	$(2,916)	$(3,919)

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

Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three and nine months ended September 30, 2016 and 2015.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$3,500	$—	$3,500
Mortgage-backed securities-residential	—	7,715	—	7,715
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	140,040	—	140,040
Non-agency	—	4,566	—	4,566
Corporate bonds	—	1,774	—	1,774
Municipal bonds	—	8,867	—	8,867
Other securities	—	—	1,833	1,833
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$166,462	$1,833	$168,321
Liabilities:
Derivative instruments
Interest rate swaps	$—	$1,030	$—	$1,030

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,563	$—	$25,563
Mortgage-backed securities-residential	—	11,058	—	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	170,734	—	170,734
Non-agency	—	2,704	—	2,704
Corporate bonds	—	1,556	—	1,556
Municipal bonds	—	9,931	—	9,931
Other securities	—	—	2,495	2,495
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$221,546	$2,495	$224,067
Liabilities:
Derivative instruments
Interest rate swaps	$—	$555	$—	$555

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three and nine months ended September 30, 2016 and 2015:

(In thousands)	Other securities
Investment Securities Available for Sale	2016	2015
Beginning balance July 1,	$1,877	$3,006
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	10	4
Included in other comprehensive income	—	(9)
Purchases	—	—
Sales and calls	(54)	(4)
Transfers in and/or out of Level 3	—	—
Ending balance September 30,	$1,833	$2,997

(In thousands)	Other securities
Investment Securities Available for Sale	2016	2015
Beginning balance January 1,	$2,495	$4,034
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	945	319
Included in other comprehensive income	(445)	(551)
Purchases	104	4
Sales and calls	(1,266)	(809)
Transfers in and/or out of Level 3	—	—
Ending balance September 30,	$1,833	$2,997

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$1,950	$1,950
Other real estate owned	—	—	1,308	1,308

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$5,946	$5,946
Other real estate owned	—	—	2,384	2,384

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2016 and December 31, 2015:

	Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2016		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$1,950	Appraisal of	Appraisal adjustments	0.0%	-	-20.8%	(-14.9%)
		collateral (1)	Liquidation expenses	0.0%	-	-12.8%	(-4.2%)

Other real estate owned	1,308	Appraisal of	Appraisal adjustments	0.0%	-	-52.6%	(-15.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-5.6%	(-5.6%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$5,946	Appraisal of	Appraisal adjustments	0.0%	-	-62.3%	(-13.7%)
		collateral (1)	Liquidation expenses	0.0%	-	-15.4%	(-6.5%)

Other real estate owned	2,384	Appraisal of	Appraisal adjustments	0.0%	-	-54.1%	(-17.1%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-6.0%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at September 30, 2016 and December 31, 2015. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at September 30, 2016 and December 31, 2015.

			Fair Value Measurements
			At September 30, 2016
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,391	$28,391	$28,391	$—	$—
Investment securities available for sale	168,321	168,321	26	166,462	1,833
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,018	3,018	—	—	3,018
Loans, net	565,564	560,238	—	—	560,238
Accrued interest receivable	3,770	3,770	—	3,770	—
Financial Liabilities:
Demand deposits	90,709	90,709	—	90,709	—
NOW and money markets	201,827	201,827	—	201,827	—
Savings	81,331	81,331	—	81,331	—
Time deposits	218,372	216,304	—	216,304	—
Short-term borrowings	15,000	15,000	15,000	—	—
Long-term borrowings	85,000	83,706	—	83,706	—
Subordinated debt	25,774	26,864	—	26,864	—
Accrued interest payable	2,240	2,240	—	2,240	—
Derivative Instruments (Liability):
Interest rate swaps	1,030	1,030	—	1,030	—

			Fair Value Measurements
			At December 31, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,420	$25,420	$25,420	$—	$—
Investment securities available for sale	224,067	224,067	26	221,546	2,495
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,545	2,545	—	—	2,545
Loans, net	489,414	484,961	—	—	484,961
Accrued interest receivable	4,149	4,149	—	4,149	—
Financial Liabilities:
Demand deposits	83,529	83,529	—	83,529	—
NOW and money markets	207,809	207,809	—	207,809	—
Interest-bearing brokered deposits	25,000	25,000	—	25,000	—
Savings	53,833	53,833	—	53,833	—
Time deposits	207,721	207,110	—	207,110	—
Short-term borrowings	9,000	9,000	9,000	—	—
Long-term borrowings	81,970	80,258	—	80,258	—
Subordinated debt	25,774	26,789	—	26,789	—
Accrued interest payable	709	709	—	709	—
Derivative Instruments (Liability):
Interest rate swaps	555	555	—	555	—

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

Community banking

Our community banking segment consists of commercial and retail banking and equipment leasing. The community banking business segment includes Royal Bank and Royal Bank Leasing and generates revenue from a variety of products and services provided by those entities.  Royal Bank and Royal Bank Leasing have similar economic characteristics in that earnings are predominantly derived from net interest income.   For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.

Tax liens

At September 30, 2016, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following tables present selected financial information for reportable business segments for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$8,417	$43	$8,460
Interest expense	1,752	150	1,902
Net interest income (expense)	$6,665	$(107)	$6,558
Provision for loan and lease losses	549	29	578
Total non-interest income	1,177	12	1,189
Total non-interest expense	4,842	159	5,001
Income tax expense	25	—	25
Net income (loss)	$2,426	$(283)	$2,143
Noncontrolling interest	$125	$(12)	$113
Net income (loss) attributable to Royal Bancshares	$2,301	$(271)	$2,030

	For the three months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$7,625	$173	$7,798
Interest expense	1,447	189	1,636
Net interest income (expense)	$6,178	$(16)	$6,162
(Credit) provision for loan and lease losses	(254)	38	(216)
Total non-interest income	503	74	577
Total non-interest expense	4,897	345	5,242
Income tax expense	—	—	—
Net income (loss)	$2,038	$(325)	$1,713
Noncontrolling interest	$179	$—	$179
Net income (loss) attributable to Royal Bancshares	$1,859	$(325)	$1,534

	For the nine months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$24,663	$192	$24,855
Interest expense	4,932	457	5,389
Net interest income (expense)	$19,731	$(265)	$19,466
Provision for loan and lease losses	924	63	987
Total non-interest income	3,422	47	3,469
Total non-interest expense	14,455	813	15,268
Income tax benefit	85	—	85
Net income (loss)	$7,688	$(1,093)	$6,595
Noncontrolling interest	$394	$(52)	$342
Net income (loss) attributable to Royal Bancshares	$7,294	$(1,041)	$6,253

	For the nine months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$21,642	$507	$22,149
Interest expense	4,169	629	4,798
Net interest income	$17,473	$(122)	$17,351
(Credit) provision for loan and lease losses	(1,451)	69	(1,382)
Total non-interest income	1,863	198	2,061
Total non-interest expense	14,819	889	15,708
Income tax expense	—	—	—
Net income (loss)	$5,968	$(882)	$5,086
Noncontrolling interest	$551	$(51)	$500
Net income (loss) attributable to Royal Bancshares	$5,417	$(831)	$4,586

Interest income earned by the community banking segment related to the tax liens segment was approximately  $150 thousand and $189 thousand for the three month periods ended September 30, 2016 and 2015, respectively, and $457 thousand and $629 thousand for the nine month periods ended September 30, 2016 and 2015, respectively.

Note 18.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. At September 30, 2016 and December 31, 2015, FHLB stock totaled $3.0 million and $2.5 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of September 30, 2016.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and nine months ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K for the year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”, “We”, “Our’) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates”, “could”, “intend”, “may”, “plan” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; changes in generally accepted accounting principles; new service and product offerings by competitors and price pressures and similar items.

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

Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, and leases. We are liquidating our tax lien portfolio. At September 30, 2016, commercial real estate and multi-family loans, commercial and industrial loans, construction and land development loans, and leases comprised 48%, 18%, 13%, and 11%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

Consistent quality loan growth contributed to our 2016 year to date results as we serve our four key constituents:  customers, shareholders, co-workers, and community. As a community bank, we have been experiencing the same external headwinds as our competitors for high quality commercial loans and less expensive core deposits.  Both loan and deposit pricing will continue to be a challenge as we navigate a flattening yield curve.  We have seen improvement in our risk profile as illustrated by our ratio of non-performing loans to total loans, which is 0.77% at September 30, 2016.  We remain focused on modernizing the ways customers access our products and services.  During 2016, we introduced a tablet version of our consumer mobile app as well a mobile app for our corporate customers, which includes our cash management suite of products.  We are also working on enhancements to our website which will improve navigation and functionality.  We recently added first position residential mortgages through a new arrangement with a local mortgage company experienced in providing and servicing residential mortgages for community banks as we remain committed to providing a wide range of consumer and commercial products.

During 2016, we received regulatory approval to repurchase 6,651 shares of our Series A Preferred stock and recently received regulatory approval to repurchase or redeem the remaining 12,205 shares outstanding.  It is our intention to retire the remaining outstanding shares by the end of 2016 and eliminate the associated future dividends rate of 9%.

In March 2016, we commenced renovations on our 3-story building in Narberth, Pennsylvania. It is the site of Royal Bank’s main branch location.  The branch will remain open during construction.  We expect the project to be completed later this year for an approximate cost of $1.4 million.  It  is our intention to lease the second and third floors as a revenue source.

Consolidated Net Income

Net income attributable to the Company was $2.0 million, or $0.06 per diluted share, for the three months ended September 30, 2016 compared to net income of $1.5 million, or $0.04 per diluted share, for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net income attributable to the Company was $6.3 million, or $0.17 per diluted share, compared to $4.6 million, or $0.11 per diluted share, for the same period in 2015.  Factors that positively contributed to the net income results for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 were:

•	Net interest income increased $396 thousand, or 6.4%, due to an increase of $65.7 million in average interest-earning assets and a shift from investment securities into higher-yielding loans.
•	We recorded $273 thousand in income related to a beneficiary payment from a bank owned life insurance (“BOLI”) policy.
•	Net gains on the sale of investment securities grew $200 thousand.
•	We reversed a $200 thousand contingency accrual related to a former OREO property.
•	Loan collection expenses declined $117 thousand.

Partially offsetting these positive items was a $794 thousand increase from a credit to a provision to the allowance for loan and lease losses.  We recorded a provision to the allowance of $578 thousand in the third quarter of 2016 compared to a credit to the allowance of $216 thousand in the third quarter of 2015.  The 2016 provision was primarily due to growth in the loan portfolio, specific reserves on the leasing portfolio, and net charge-off activity within the leasing and tax certificate portfolios.

Factors that positively contributed to the net income results for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 were:

•	Net interest income increased $2.1 million, or 12.2%, due to an increase of $69.5 million in average interest-earning assets and a shift from investment securities into higher-yielding loans.
•	Net gains on the sale of investment securities increased $730 thousand.
•	Income from Company owned life insurance policies grew $475 thousand.
•	The provision for unfunded loan commitments declined $518 thousand.
•	We recorded $273 thousand in income related to a beneficiary payment from a BOLI policy.
•	We reversed a $200 thousand contingency accrual related to a former OREO property.
•	Occupancy and equipment expenses decreased $119 thousand.

Partially offsetting these positive items was a $2.4 million increase from a credit to a provision to the allowance for loan and lease losses, OTTI charges of $181 thousand on two private equity investments, and increases of $211 thousand, $141 thousand and $98 thousand in salaries and benefits, communications and data processing expenses, and net OREO expenses, respectively.  We recorded a provision to the allowance of $987 thousand during the first nine months of 2016 compared to a credit to the allowance of $1.4 million during the first nine months of 2015.  The 2016 provision was primarily due to growth in the loan portfolio, specific reserves on the leasing portfolio, and net charge-off activity within the leasing and tax certificate portfolios.

Interest Income

Total interest income of $8.5 million for the third quarter of 2016 increased $662 thousand, or 8.5%, from the comparable quarter of 2015. The growth in interest income was related to a $65.7 million increase in average interest-earning assets.  Average interest-earning assets amounted to $762.2 million for the third quarter of 2016 compared to $696.5 million for the third quarter of 2015. Average loan and lease balances grew $102.4 million, or 22.3%, from $459.5 million for the third quarter of 2015 to $561.9 million for the third quarter of 2016.  Average investment securities declined $30.6 million, or 14.0%, to $188.2 million for the third quarter of 2016 from $218.8 million for the comparable quarter of 2015. Average cash equivalents decreased $6.1 million, or 33.4%, to $12.1 million for the third quarter of 2016 compared to $18.2 million for the third quarter of 2015.  Quarter over quarter, interest income on loans and leases increased $890 thousand, or 13.8%, while interest income on investment securities decreased $235 thousand, or 17.6%.  During the twelve month period from October 1, 2015 to September 30, 2016, we have strategically sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment. In the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Total interest income for the nine months ended September 30, 2016 rose $2.7 million, or 12.2%, to $24.9 million from  $22.2 million for the first nine months of 2015. The growth in interest income was related to a $69.5 million increase in average interest-earning assets along with a seven basis point increase in the average yield on such assets.  Average interest-earning assets amounted to $753.8 million for the first nine months of 2016 compared to $684.3 million for the first nine months of 2015. Additionally, the growth in interest-earning assets was accompanied by a change in the composition of such assets.  Average loan and lease balances grew $100.5 million, or 23.0%, from $437.2 million for the first nine months of 2015 to $537.7 million for the first nine months of 2016.  Average investment securities declined $27.5 million, or 11.9%, to $202.9 million for the first three quarters of 2016 from $230.4 million for the comparable period of 2015. Average cash equivalents decreased $3.5 million, or 20.9%, to $13.2 million for the first nine months of 2016 compared to $16.7 million for the first nine months of 2015.  Year over year, interest income on loans and leases increased $3.3 million, or 18.4%, while interest income on investment securities decreased $611 thousand, or 14.4%. During the past year, we have strategically sold investment securities with lower yields or extension risk in a rising rate environment. We also had $22.6 million in government agency bonds called during the first three quarters of 2016, which impacts the year over year comparison.  In the third quarter of 2015, we sold the majority of the corporate bonds to minimize the credit risk within our portfolio.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

For the third  quarter of 2016, the yield on average interest-earning assets of 4.42% amounted to a slight decrease of two basis points from the yield of 4.44% for the prior year’s third quarter. Despite the increase in interest income on loans, the average yield on loans declined 37 basis points (5.20% in 2016 versus 5.57% in 2015). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined ten basis points quarter over quarter (2.32% in 2016 versus 2.42% in 2015).

For the nine months ended September 30, 2016, the yield on average interest-earning assets of 4.40% amounted to an increase of seven basis points from the yield of 4.33% for the comparable period in 2015. Despite the increase in interest income on loans, the average yield on loans declined 21 basis points (5.26% in 2016 versus 5.47% in 2015). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined seven basis points quarter over quarter (2.40% in 2016 versus 2.47% in 2015).

Interest Expense

Total interest expense of $1.9 million in the third quarter of 2016 increased $266 thousand, or 16.3%, from the comparable quarter of 2015. The increase in interest expense was primarily associated with an increase in interest expense on average savings accounts and average borrowings.  For the third quarter of 2016, average interest-bearing liabilities of $625.1 million increased $51.4 million, or 9.0%, from $573.7 million for the comparable period in 2015. For the three months ended September 30, 2016, average interest bearing deposits increased $42.8 million, or 9.3%, to $502.7 million, while average borrowings increased $8.7 million, or 7.6%, to $122.4 million from the comparable quarter of 2015.  Average NOW and money market accounts and savings accounts grew $3.3 million and $47.3 million to $213.9 million and $79.9 million, respectively, quarter over quarter. During the third quarter of 2015, we initiated a savings account campaign and were able to successfully grow our customer relationships and deposits. Average certificates of deposit (“CDs”) amounted to $208.9 million, which represented a decrease of $7.8 million, or 3.6% from the comparable quarter of 2015. For the third quarter of 2016, the interest paid on the average interest-bearing deposits increased $118 thousand, or 12.2%.

The interest paid on average borrowings increased $148 thousand, or 22.2% from the comparable quarter of 2015. We have one interest rate swap that was tied to a rollover strategy of an FHLB advance that matured on June 24, 2016. We have and will continue to rollover the FHLB advance every three months through the swap expiration of June 2021. The interest expense associated with the swap was $75 thousand for the third quarter of 2016.  Additionally, in the third quarter of 2016, we chose to benefit from the flattening yield curve and borrowed a $15.0 million FHLB advance for five years.  This advance will allow us to guarantee  an interest rate spread on $15.0 million in five year fixed rate loans.

For the first three quarters of 2016, total interest expense of $5.4 million increased $591 thousand, or 12.3%, from the comparable period of 2015. The increase in interest expense was primarily associated with an increase in interest expense on average interest-bearing deposits.  For the first nine months of 2016, average interest-bearing liabilities of $620.9 million increased $53.5 million, or 9.4%, from $567.4 million for the comparable period in 2015.  For the nine months ended September 30, 2016, average interest bearing deposits increased $51.6 million, or 11.4%, to $502.6 million, while average borrowings increased $1.9 million, or 1.6%, to $118.3 million from the comparable period of 2015.  Average NOW and money market accounts and savings accounts grew $17.1 million and $46.8 million to $222.8 million and $71.5 million, respectively, year over year. As mentioned previously, the launch of our savings account campaign in the third quarter of 2015 had a significant impact on the year over year growth in savings accounts. For the first three quarters of 2016, average CDs amounted to $208.3 million, which represented a decrease of $12.3 million, or 5.6% from the comparable period of 2015. For the first nine months of 2016, the interest paid on the average interest-bearing deposits increased $397 thousand, or 14.2%.  The interest paid on average borrowings increased $194 thousand, or 9.7% from the comparable quarter of 2015.  As mentioned previously, our interest rate swap became effective in June 2016.  The interest expense associated with the interest rate swap was $81 thousand for the first nine months of 2016. Additionally, we borrowed a $15.0 million FHLB advance for five years which also increased the interest expense on average borrowings.

The average interest rate paid on average total interest-bearing liabilities during the third quarters of 2016 and 2015 amounted to 1.21% and 1.13%, respectively. During the third quarter of 2016 the average interest rate paid on average interest-bearing deposits was 0.86% compared to 0.84% during the comparable quarter of 2015.  Despite the decline in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification increased six basis points (1.44% in 2016 versus 1.38% in 2015).  Additionally, the average rates paid on savings accounts increased 28 basis points (0.71% in 2016 versus 0.43% in 2015).  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types and the retail savings promotion. The average interest rate paid for borrowings during the third quarter of 2016 was 2.65%, which amounted to an increase of 32 basis points from the average rate paid of 2.33% during the third quarter of 2015.  Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2015. Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap and the new $15.0 million advance mentioned previously.

The average interest rate paid on average total interest-bearing liabilities during the first nine months of 2016 and 2015 amounted to 1.16% and 1.13%, respectively. During the first three quarters of 2016, the average interest rate paid on average interest-bearing deposits was 0.85% compared to 0.83% during the same period in 2015.  Despite the decline in average balances for CDs year versus year, the average rate paid on this deposit classification increased six basis points (1.42% in 2016 versus 1.36% in 2015).  Additionally, the average rates paid on savings and NOW and money market accounts increased 42 basis points (0.70% in 2016 versus 0.28% in 2015) and three basis points (0.36% in 2016 versus 0.33% in 2015), respectively.  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types and the retail savings promotion.  The average interest rate paid for borrowings during the first three quarters of 2016 was 2.48%, which amounted to an increase of 18 basis points from the average rate paid of 2.30% during the first three quarters of 2015. As mentioned previously, short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2015. Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap and the new $15.0 million advance mentioned previously.

Net Interest Income and Margin

Net interest income for the quarter ended September 30, 2016 amounted to $6.6 million, resulting in an increase of $396 thousand, or 6.4%, from the comparable quarter of 2015. The growth in net interest income was impacted by the growth in average loan balances.  This growth was partially offset by the increase in the average rate paid on average interest-bearing liabilities. Quarter over quarter, average loans and leases outstanding increased $102.4 million, or 22.3%, while average investments declined $30.6 million, or 14.0%.  The average rate paid on average savings balances grew 28 basis points while the corresponding balances grew $47.3 million.

Net interest income for the nine months ended September 30, 2016 was $19.5 million and increased $2.1 million, or 12.2%, from $17.4 million for the comparable period in 2015. Growth in average interest-earning assets and the change in the average interest-earning asset composition led to the increase in net interest income.  Year over year, average loans and leases outstanding increased $100.5 million, or 23.0%, while average investments declined $27.5 million, or 11.9%.  Increases were recognized in multiple commercial loan classes and the leasing portfolio.  Partially mitigating the improvement in net interest income was a $325 thousand increase in the interest paid on average savings balances, which grew $46.8 million year over year.

The net interest margin for the third quarter of 2016 was 3.42%, which decreased nine basis points from 3.51% for the comparable quarter of 2015. The average yield on interest-earning assets for the third  quarter of 2016 was 4.42% compared to 4.44% for the same period in 2015.  The average rates paid on average savings accounts and CDs went up by 28 and six basis points, respectively. We have been experiencing competitive pricing pressure in our market area to retain deposits.  Additionally, the average rate paid on average borrowings increased 32 basis points due to an $8.7 million increase in the average balance coupled with higher rates paid. Short-term deposit rates paid and the subordinated debt rate were directly impacted by the flattening of the yield curve and the Federal Reserve Bank’s rate increase in December 2015.  Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap and the new $15.0 million advance mentioned previously.

The net interest margin for the nine months ended September 30, 2016 was 3.45%, which grew six basis points from 3.39% for the comparable period of 2015. The average yield on interest-earning assets for the first three quarters of 2016 was 4.40% compared to 4.33% for the same period in 2015.  Overall funding costs were 1.16% and 1.13% for the first three quarters of 2016 and 2015, respectively.  During the first nine months of 2016, we saw an increase in average rates paid on all interest-bearing deposit product types.  The average rates paid on average savings, CDs, and NOW and money market accounts went up by 42, six, and three basis points, respectively. As mentioned previously, we have been experiencing competitive pricing pressure in our market area to retain and grow deposits.  Additionally, the average rate paid on average borrowings increased 18 basis points. Short-term deposit rates paid and the subordinated debt rate were directly impacted by the flattening of the yield curve and the Federal Reserve Bank’s rate increase in December 2015. Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap and the new $15.0 million advance mentioned previously.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	September 30, 2016			September 30, 2015
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Cash equivalents	$12,107	$15	0.49%	$18,184	$8	0.17%
Investment securities	188,194	1,099	2.32%	218,767	1,334	2.42%
Loans and leases	561,904	7,346	5.20%	459,543	6,456	5.57%
Total interest earning assets	762,205	8,460	4.42%	696,494	7,798	4.44%
Non-earning assets	49,734			43,722
Total average assets	$811,939			$740,216
Interest-bearing deposits
NOW and money markets	$213,926	$185	0.34%	$210,652	$182	0.34%
Savings	79,851	143	0.71%	32,589	35	0.43%
Certificates of deposit	208,902	758	1.44%	216,653	751	1.38%
Total interest bearing deposits	502,679	1,086	0.86%	459,894	968	0.84%
Borrowings	122,432	816	2.65%	113,767	668	2.33%
Total interest bearing liabilities	625,111	1,902	1.21%	573,661	1,636	1.13%
Non-interest bearing deposits	89,749			79,791
Other liabilities	25,171			20,889
Shareholders' equity	71,908			65,875
Total average liabilities and equity	$811,939			$740,216
Net interest income		$6,558			$6,162
Net interest margin			3.42%			3.51%

	For the nine months ended			For the nine months ended
	September 30, 2016			September 30, 2015
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Cash equivalents	$13,246	$48	0.48%	$16,754	$21	0.17%
Investment securities	202,856	3,639	2.40%	230,361	4,250	2.47%
Loans and leases	537,656	21,168	5.26%	437,188	17,878	5.47%
Total interest earning assets	753,758	24,855	4.40%	684,303	22,149	4.33%
Non-earning assets	48,730			45,214
Total average assets	$802,488			$729,517
Interest-bearing deposits
NOW and money markets	$222,761	$595	0.36%	$205,646	$508	0.33%
Savings	71,537	377	0.70%	24,765	52	0.28%
Certificates of deposit	208,256	2,221	1.42%	220,564	2,236	1.36%
Total interest bearing deposits	502,554	3,193	0.85%	450,975	2,796	0.83%
Borrowings	118,321	2,196	2.48%	116,456	2,002	2.30%
Total interest bearing liabilities	620,875	5,389	1.16%	567,431	4,798	1.13%
Non-interest bearing deposits	86,189			75,563
Other liabilities	23,339			21,646
Shareholders' equity	72,085			64,877
Total average liabilities and equity	$802,488			$729,517
Net interest income		$19,466			$17,351
Net interest margin			3.45%			3.39%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and nine months ended September 30, 2016, as compared to the respective period in 2015, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-earning deposits	$(8)	$15	$7	$(12)	$39	$27
Total short term earning assets	(8)	15	7	(12)	39	27
Investment securities	(180)	(55)	(235)	(490)	(121)	(611)
Loans and leases
Commercial demand loans	649	(15)	634	1,506	171	1,677
Commercial mortgages	558	(209)	349	1,778	(479)	1,299
Residential and home equity loans	33	(3)	30	144	55	199
Leases receivables	87	(19)	68	578	(94)	484
Tax certificates	(30)	(101)	(131)	(118)	(196)	(314)
Consumer loans	(3)	1	(2)	(4)	3	(1)
Loan fees	(58)	—	(58)	(54)	—	(54)
Total loans and leases	1,236	(346)	890	3,830	(540)	3,290
Total increase (decrease) in interest income	$1,048	$(386)	$662	$3,328	$(622)	$2,706
Interest expense
Deposits
NOW and money market	$2	$1	$3	$44	$43	$87
Savings	73	35	108	180	145	325
Certificates of deposit	(27)	34	7	(128)	113	(15)
Total deposits	48	70	118	96	301	397
Borrowings
Borrowings	53	69	122	31	93	124
Subordinated debentures	—	26	26	—	70	70
Total borrowings	53	95	148	31	163	194
Total increase in interest expense	$101	$165	$266	$127	$464	$591
Total increase (decrease) in net interest income	$947	$(551)	$396	$3,201	$(1,086)	$2,115

Provision (Credit) for Loan and Lease Losses

We recorded  a provision for loan and lease losses of $578 thousand and $987 thousand for the three and nine months ended September 30, 2016. We recorded credits to the allowance of $216 thousand and $1.4 million for the three and nine months ended September 30, 2015.  The 2016 provision was primarily attributable to growth in the loan and lease portfolio, specific reserves within the leasing portfolio, and net charge-off activity within the leasing and tax certificate portfolios. Net charge-offs for the leasing portfolio were $292 thousand and $722 thousand for the three and nine months ended September 30, 2016, respectively, compared to $134 thousand and $295 thousand for the corresponding periods in 2015.

Non-interest Income

Non-interest income for the third quarter of 2016 was $1.2 million compared to $577 thousand for the comparable quarter of 2015 resulting in an increase of $612 thousand.  During the third quarter of 2016, we received $748 thousand in insurance proceeds related to a former employee covered by a BOLI policy.  We recorded $273 thousand in income from these proceeds.  The quarterly improvement in non-interest income was also impacted by a $200 thousand increase in the net gains on the sale of AFS investment securities  and  $71 thousand in gains on the sale of leases.  Net gains on the sale of investment securities increased from $80 thousand for the three months ended September 30, 2015 to $280 thousand for the three months ended September 30, 2016.  We did not sell any loans or leases in the third quarter of 2015. Partially mitigating the improvement in non-interest income was OTTI on investment securities of $35 thousand related to one private equity investment.  The OTTI charge was the result of recently issued financial statements which showed deterioration in the values of the underlying assets.    There was no OTTI on investment securities in the third quarter of 2015.

Non-interest income for the first nine months of 2016 was $3.5 million and increased $1.4 million from  $2.1 million for the first nine months of 2015.  Net gains on the sale of AFS investment securities grew $730 thousand to $1.4 million for the first three quarters of 2016 compared to $652 thousand for the comparable period in 2015.  Included in the $1.4 million of net gains on investment securities were distributions from two private equity investments that resulted in net gains of $1.1 million. Income from Company owned life insurance policies grew $475 thousand from $372 thousand for the first nine months of 2015 to $847 thousand for the first nine months of 2016.  As previously mentioned we recorded $273 thousand in income related to BOLI death benefit proceeds.  Partially mitigating the improvement in non-interest income was OTTI on investment securities of $181 thousand related to two private equity investments.  The OTTI charges were the result of recently issued financial statements which showed a deterioration in the values of the underlying assets.  There was no OTTI on investment securities in the first three quarters of 2015.

Non-interest Expense

Non-interest expense was $5.0 million for the third quarter of 2016 compared to $5.2 million for the third quarter of 2015 and decreased $241 thousand, or 4.6%, quarter over quarter.  Contributing to the decrease in non-interest expense for the third quarter of 2016 was the reversal of a $200 thousand contingency accrual for a previously owned OREO property.  During the third quarter of 2016, management determined that the contingency accrual was no longer required. Loan collection expenses declined $117 thousand, and the FDIC and state assessment charges decreased $47 thousand.  Partially mitigating these improvements was a quarter over quarter increase in salaries and benefits of $55 thousand, which was fully integrated into our 2016 plan.

Non-interest expense was $15.3 million for the first nine months of 2016 and decreased $440 thousand, or 2.8%, from  $15.7 million for the first nine months of 2015.   During the first three quarters of 2016, we recorded a credit for unfunded loan commitments of $236 thousand compared to a provision for unfunded loan commitments of $282 thousand for the first three quarters of 2015.  The improvement of $518 thousand was the result of a decline in the historical loss rates applied in the calculation of the reserve for unfunded loan commitments.  As cited previously in 2016, we reversed a $200 thousand contingency accrual related to a formerly owned OREO property. Occupancy and equipment expenses declined $119 thousand from $2.2 million for the first nine months of 2015 to $2.1 million for the first nine months of 2016. The decline in occupancy and equipment costs was mostly attributable to the sale of a Company-owned building in the fourth quarter of 2015.  Partially mitigating these improvements was a year over year planned increase of $211 thousand in salaries and benefits ($8.0 million in 2016 versus $7.8 million in 2015).  Communications and data processing expenses increased $141 thousand from $607 thousand for the nine months ended September 30, 2015 to $748 thousand for the nine months ended September 30, 2016 as a result of technology investments. Additionally, net OREO expenses increased $98 thousand ($469 thousand in 2016 versus $371 thousand in 2015).  Net gains on the sales of OREO decreased $762 thousand and was partially offset by decreases in OREO impairment charges and OREO expenses of  $516  thousand and $148 thousand, respectively.  We recorded net gains on the sale of OREO of $7 thousand in the first three quarters of 2016 compared to $769 thousand in net gains on the sale of OREO for the first three quarters of 2015.

Income Tax Expense

The Company is subject to both a federal income and alternative minimum taxes (“AMT”).  For the three and nine months ended September 30, 2016, we recorded a provision for income taxes of $25 thousand and $85 thousand for estimated AMT compared to $0 for the three and nine months ended September 30, 2015.  The AMT limits the utilization of net operating loss carryforwards to 90% while federal income tax allows for 100% utilization of the net operating loss carryforwards. Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three and nine months ended September 30, 2016 was 1.2% and 1.3%, respectively. The effective income tax rates differ from the statutory rate of 34% primarily due to the utilization of net operating loss carryforwards, non-taxable income related to cash surrender life insurance, state and local income taxes and non-taxable income.

As of September 30, 2016, we had net deferred tax assets totaling $5.7 million. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets can only be realized if we generate sufficient taxable income in the future.  If we cannot, a valuation allowance is established. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax book income, taxable income and tax planning strategies that would, if necessary, be implemented. Based on the analysis of the DTA at December 31, 2015, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company.  As a result of this conclusion, in 2015 we released $5.4 million of our valuation allowance previously recorded on the net DTA and credited income tax expense. As of September 30, 2016, no additional increase or decrease in the valuation allowance for future tax benefits was required based on management’s assessment. We currently maintain a valuation allowance for certain state net operating losses and other deferred tax assets that may not be realized. We expect to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. However, if an unanticipated event occurs that materially changes pre-tax book income and taxable income in future periods, an increase or decrease in the valuation allowance may become necessary and such change in the valuation allowance could be material to the Company’s financial statements.

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

	For the three months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$8,417	$43	$8,460
Interest expense	1,752	150	1,902
Net interest income (expense)	$6,665	$(107)	$6,558
Provision for loan and lease losses	549	29	578
Total non-interest income	1,177	12	1,189
Total non-interest expense	4,842	159	5,001
Income tax expense	25	—	25
Net income (loss)	$2,426	$(283)	$2,143
Noncontrolling interest	$125	$(12)	$113
Net income (loss) attributable to Royal Bancshares	$2,301	$(271)	$2,030

	For the three months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$7,625	$173	$7,798
Interest expense	1,447	189	1,636
Net interest income (expense)	$6,178	$(16)	$6,162
(Credit) provision for loan and lease losses	(254)	38	(216)
Total non-interest income	503	74	577
Total non-interest expense	4,897	345	5,242
Income tax expense	—	—	—
Net income (loss)	$2,038	$(325)	$1,713
Noncontrolling interest	$179	$—	$179
Net income (loss) attributable to Royal Bancshares	$1,859	$(325)	$1,534

	For the nine months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$24,663	$192	$24,855
Interest expense	4,932	457	5,389
Net interest income (expense)	$19,731	$(265)	$19,466
Provision for loan and lease losses	924	63	987
Total non-interest income	3,422	47	3,469
Total non-interest expense	14,455	813	15,268
Income tax benefit	85	—	85
Net income (loss)	$7,688	$(1,093)	$6,595
Noncontrolling interest	$394	$(52)	$342
Net income (loss) attributable to Royal Bancshares	$7,294	$(1,041)	$6,253

	For the nine months ended September 30, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$745,853	$16,058	$761,911
Total deposits	$553,764	$—	$553,764

Interest income	$21,642	$507	$22,149
Interest expense	4,169	629	4,798
Net interest income	$17,473	$(122)	$17,351
(Credit) provision for loan and lease losses	(1,451)	69	(1,382)
Total non-interest income	1,863	198	2,061
Total non-interest expense	14,819	889	15,708
Income tax expense	—	—	—
Net income (loss)	$5,968	$(882)	$5,086
Noncontrolling interest	$551	$(51)	$500
Net income (loss) attributable to Royal Bancshares	$5,417	$(831)	$4,586

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

Employees: Royal Bank employed approximately 117 people on a full-time equivalent basis as of September 30, 2016.

Deposits: At September 30, 2016, total deposits of Royal Bank were distributed among demand deposits (16%), money market, savings and NOW accounts (47%) and time deposits (37%). At September 30, 2016, deposits of $597.3 million increased $8.4 million from $588.9 million at year end 2015. Included in Royal Bank’s deposits are approximately $5.0 million of intercompany deposits that are eliminated through consolidation.

Lending: At September 30, 2016, Royal Bank, including its subsidiaries, had a total net loan and lease portfolio of $565.6 million, representing 70% of total assets. The loan portfolio is categorized into commercial and industrial, commercial real estate mortgages, residential mortgages (including home equity lines of credit), construction and development, tax certificates, leases and consumer loans.  At September 30, 2016, net loans and leases increased $76.2 million, or 15.6%, from year end 2015 due to new loan originations, loan participation purchases, and loan purchases, which were partially offset by pay downs, payoffs, charge-offs, an increase in the allowance for loan and lease losses, and transfers to OREO.

Business results: Total assets of Royal Bank were $807.0 million at September 30, 2016 compared to $783.9 million at year end 2015.  Royal Bank recorded net income of $2.1 million and $6.0 million for the three and nine months ended September 30, 2016, respectively, compared to $1.6 million and $4.6 million for the three months and nine months ended September 30, 2015. Royal Bank’s total interest income for the quarter and nine months ended September 30, 2016 was $8.5 million and $24.8 million compared to $7.8 million and $22.1 million for the quarter and nine months ended September 30, 2015. The increase in interest income was primarily attributed to an increase in average interest-earning assets and a change in its composition. For the three and nine months ended September 30, 2016, the average balance for investments declined $29.5 million and $26.5 million while average loans outstanding, which typically earn a higher yield than investment securities, increased $102.4 million and $100.5 million, respectively. Interest expense was $1.9 million and $5.4 million for the quarter and nine months ended September 30, 2016 compared to $1.6 million and $4.8 million for the quarter and nine months ended September 30,  2015.

The $492 thousand improvement in net income quarter versus quarter was mainly attributable to a $410 thousand increase in net interest income, $273 thousand in BOLI death benefit income, the reversal of a $200 thousand contingency accrual, a $157 thousand increase in the net gains on the sale of investment securities, and a $117 thousand decrease in loan collection expenses.  Partially mitigating these items was a $794 thousand increase in the provision for loan and lease losses.  For the third quarter of 2016, Royal Bank recorded a provision for loan and lease losses of $578 thousand compared to a credit to the allowance for loan and lease losses of $216 thousand in the third quarter of 2015. The provision was the result of growth in the loan and lease portfolio, net charge-offs, and specific reserves.

The $1.4 million improvement in net income year over year was mainly attributable to a $2.1 million increase in net interest income. The 2016 period also benefited from a $518 thousand decline in the provision for unfunded loan commitments due to a decline in the historical loss rates applied in the calculation of the reserve for such commitments. For the nine months ended September 30, 2016, we recorded a credit for unfunded loan commitments of $236 thousand compared to a provision of $282 thousand in the same period of 2015. Additionally, income on Company owned life insurance policies increased $475 thousand in the 2016 period and we received $273 thousand in a BOLI death benefit payment.    Additionally, net gains on the sale of investment securities increased $252 thousand year over year and we reversed a $200 thousand contingency accrual related to a former OREO property. Partially offsetting the year over year improvements was a $2.4 million increase in the provision for loan and lease losses and a planned increase in salaries and benefits of $211 thousand. For the first three quarters of 2016, Royal Bank recorded a provision for loan and lease losses of $987 thousand compared to a credit to the allowance for loan and lease losses of $1.4 million for the first three quarters of 2015. The provision was the result of growth in the loan and lease portfolio, net charge-offs, and specific reserves. The above amounts reflect the consolidated totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three and nine months ended September 30, 2016, RID reported net income of $179 thousand and $974 thousand, respectively compared to net income of $160 thousand and $690 thousand for the three and nine months ended September 30, 2015. The $284 thousand increase year over year was related to a $479 thousand increase in gains on the sale of investment securities.  Partially offsetting this increase was an OTTI charge of $157 thousand related to one private equity investment.  The OTTI charge was due to recent activity and recently issued financial statements, which showed a deterioration in the values of the underlying assets.  At September 30, 2016 total assets of RID were $22.6 million, of which $4.8 million was held both in cash and cash equivalents and in investment securities. Total assets were $26.2 million at December 31, 2015.  The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At September 30, 2016 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At September 30, 2016 and December 31, 2015, Royal Preferred LLC had total assets of $17.1 million and $21.2 million, respectively.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2016 were 3.00%.

Under the MOU as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payments in the first three quarters of 2016.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are at 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business financing leases. Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual leases in amounts up to $250 thousand. Leases originated in amounts in excess of $250 thousand are held in the portfolio, sold or brokered to other leasing companies.

Business results: At September 30, 2016,  total assets of Royal Leasing were $62.6 million and include  $60.5 million in net leases.  Total assets were $65.1 million at December 31, 2015.  For the three and nine months ended September 30, 2016, Royal Leasing had net income prior to partner distributions of $545 thousand and $1.5 million, respectively, compared to $725 thousand and $2.2 million, respectively, for the three and nine months ended September 30, 2015. The quarter over quarter decline of $179 thousand was effected by an increase to the provision for lease losses of $113 thousand. The year over year decline of $760 thousand was impacted by an increase to the provision for lease losses of

$708 thousand. The increase in the provision for lease losses for the three and nine months ended September 30, 2016 was related to growth within the portfolio and net-charge-off activity and specific reserves on non-performing leases.  Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2016, the amount due Royal Bank from RBA Leasing was $57.1 million.

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

Business results: At September 30, 2016 and December 31, 2015, total assets of RIA were $6.5 million and $6.1 million, respectively.  For the quarter and nine months ended September 30, 2016, RIA had a net loss of $1  thousand and net income of $431 thousand, respectively, compared to $5  thousand and $115 thousand for the quarter and nine months ended September 30, 2015, respectively.  The increase in net income for 2016 was predominantly related to gains on the sale of investment securities of $3 thousand and $400 thousand for the three and nine months ended September 30, 2016.  During 2016, Royal Bank recorded an OTTI charge of $24 thousand on a private equity investment.  The OTTI charge was due to recent activity and recently issued financial statements, which showed a deterioration in the values of the underlying assets.  There was no OTTI charge during the first three quarters of 2015.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At September 30, 2016, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded net losses of $58 thousand and $262 thousand for the three and nine months ended September 30, 2016 compared to $2 thousand and $256 thousand for the same periods in 2015, respectively.   Net OREO expenses increased  $61 thousand and $16 thousand during the three and nine months ended September 30, 2016 and impacted the increase in the net loss for 2016. At September 30, 2016, total assets of CSC were $4.6 million, of which $1.2 million was held in tax liens and $3.4 million was in OREO, while at December 31, 2015 total assets were $4.7 million, of which $1.2 million was held in tax liens and $3.2 million was held in OREO. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At September 30, 2016, the amount due Royal Bank from CSC was $5.4 million.

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

Business results:   RTL recorded net losses of $225 thousand and $830 thousand for the three and nine months ended September 30, 2016 compared to $323 thousand and $626 thousand for the comparable periods in 2015. The quarter over quarter decrease in net loss of $99 thousand was impacted by the reversal of a $200 thousand contingency accrual for a previously owned OREO property.  Management determined that the contingency was no longer required. Partially mitigating this improvement were an $89 thousand decline in net interest income and a $34 thousand increase in net OREO expenses.  The year over year increase in net loss of $203 thousand was effected by a $205 thousand increase in net OREO expenses and a $205 thousand decline in net interest income. Net OREO expenses was negatively impacted by a $606 thousand decrease in net gains on the sales of OREO and was partially offset by a $309 thousand decline in OREO impairment.  RTL had net interest expense of $96 thousand for the nine months ended September 30, 2016 compared to net interest income of $108 thousand for the same period in 2015.  The net interest income reduction is related to the decline in average lien balances. Partially mitigating the increase in net loss year over year was the reversal of the $200 thousand contingency accrual cited previously. At September 30, 2016, total assets of RTL were $7.8 million, of which $2.6 million was held in tax liens and $3.6 million was held in OREO as compared to total assets at December 31, 2015 of $9.4 million, of which $3.2 million was held in tax liens and $4.0 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At September 30, 2016, the amount due Royal Bank from RTL was $3.2 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at September 30, 2016 were $811.4 million, an increase of $23.1 million, or 2.9%, from December 31, 2015.  This growth was mainly attributed to a $76.2 million increase in loans and leases that was partially offset by a reduction of $55.7 million in investment securities.  Cash flows from investment securities sales, calls, and payments were reinvested in loans and leases.

Cash and Cash Equivalents

Total cash and cash equivalents of $28.4 million at September 30, 2016 increased $3.0 million from $25.4 million at December 31, 2015 due to deposit growth.  It is anticipated that a portion of the cash will continue to be utilized to fund new loan originations.

Investment Securities

AFS investment securities of $168.3 million at September 30, 2016, dropped $55.7 million, or 24.9%, from the level at December 31, 2015.  The decline was primarily due to the sales and calls of investment securities.  The majority of the incoming cash flows from the investment portfolio were used to fund loan growth.  FHLB stock was $3.0 million and $2.5 million at September 30, 2016 and December 31, 2015.

The AFS investment portfolio had a net unrealized gain of $2.5 million at September 30, 2016 compared to a net unrealized loss of $41 thousand at December 31, 2015.  The improvement in the net unrealized gain was directly related to a $1.9 million increase in the net unrealized gain on U.S. Agency CMOs and a $566 thousand improvement in the net unrealized loss on U.S. government agency bonds. U.S. Agency CMOs carry lower coupons and their market value was positively impacted by the 67 basis point decrease in the 10-year Treasury yield from 2.27% at December 31, 2015 to 1.60% at September 30, 2016.  The unrealized loss on U.S. government agency bonds was $564 thousand at December 31, 2015 compared to a net unrealized gain of $2 thousand at September 30, 2016.  During 2016, $22.7 million in U.S. government agency bonds were called at par which eliminated the net unrealized loss on those bonds. In 2016, we recorded OTTI impairment of $181 thousand on two private equity funds based on recently issued financial statements, which showed deterioration in the values of the underlying assets.  We did not record OTTI charges for any of the investment securities during the first three quarters 2015.

The carrying value and fair value of investment securities available-for-sale (“AFS”) at September 30, 2016 and December 31, 2015 are as follows:

As of September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$3,498	$2	$—	$3,500
Mortgage-backed securities-residential	7,373	342	—	7,715
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	138,137	2,372	(469)	140,040
Non-agency	4,514	52	—	4,566
Corporate bonds	1,700	74	—	1,774
Municipal bonds	8,706	216	(55)	8,867
Other securities	1,833	—	—	1,833
Common stocks	26	—	—	26
Total available for sale	$165,787	$3,058	$(524)	$168,321

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

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

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We have a concentration of credit risk in commercial real estate and construction and land development loans at September 30, 2016.  The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans. We classify our leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between our gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method. The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions. The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law. The tax certificates are predominantly in New Jersey. We ceased acquiring new tax certificates in 2010. Consumer loans includes cash secured and unsecured loans and lines of credit.

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

Our commercial business loans generally have been made to small and mid-sized businesses predominantly located in our market area. The commercial business loans are either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral. Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential loans.

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

Residential Loans: Our residential mortgages were acquired in recent years in pool purchases and are secured mainly by properties located in our primary market and surrounding areas. We originate home equity loans and home equity lines of credit in our market area with a maximum amount of $1.25 million. The collateral must be the borrower’s primary residence and the LTV ratio may not be more than 80%. Home equity lines of credit are variable rate and are indexed to the prime rate. Our home equity loans have a fixed rate and are either first or second liens.  We have originated some home equity lines of credit or home equity loans for second homes.  In financing second homes, we must have a first lien position, the LTV does not exceed 65%, and the maximum amount is $750 thousand.

Consumer Loans: We originate cash-secured and unsecured loans and lines of credit to individuals. Unsecured loans and lines of credit have a maximum amount of $15 thousand. Unsecured consumer loans generally have a higher interest rate than residential loans because they have additional credit risk associated with them.

Total loans and leases of $575.8 million increased $76.7 million, or 15.4%, from the level at December 31, 2015.  The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2016	2015
Commercial real estate	$253,074	$225,679
Construction and land development	74,885	47,984
Commercial and industrial	106,254	85,980
Multi-family	23,831	16,249
Residential real estate	49,061	51,588
Leases	62,671	64,341
Tax certificates	3,803	4,755
Consumer	2,239	2,527
Total loans, net of unearned income	$575,818	$499,103

Credit Classification Process and Credit Risk Management

We use a nine point grading risk classification system commonly used in the financial services industry. The first four classifications are rated Pass. The riskier classifications include Pass-Watch, Special Mention, Substandard, Doubtful and Loss. During the underwriting process, the Underwriting and Credit Administration Officer (“UCAO”) assigns each loan with an initial risk rating, which is approved by the appropriate loan committee. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.

The loan review function is outsourced to a third party vendor which examines credit quality and portfolio management. The loan review vendor applies our loan rating system to specific credits and reviews approximately 50% of the total commercial loan portfolio. Emphasis is on the larger new and seasoned loan relationships and includes criticized and classified loans. Additionally, the loan review vendor ensures that all critical industry segments are adequately represented in their review. The loan review vendor will also review loans specifically requested by management. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Classified, Charge-off and Impairment Committee (“CCIC”) for discussion. The UCAO is the primary bank officer dealing with the third party vendor during the reviews.

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned individual and the attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CFO, UCAO, Chief Lending Officer (“CLO”), and Chief Accounting Officer (“CAO”) meet as required and provide regular updated reports to the Board of Directors. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a quarterly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of September 30, 2016		As of December 31, 2015
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$832	$—	$1,495	$77
Construction and land development	144	—	145	—
Commercial and industrial	674	—	751	100
Residential real estate	584	18	889	27
Leases	1,476	168	1,087	194
Tax certificates	745	—	1,125	—
Total non-accrual loans	$4,455	$186	$5,492	$398

Non-accrual loan activity for the first three quarters of 2016 is set forth below:

	For the nine months ended September 30, 2016
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Commercial real estate	$1,495	$—	$(579)	$(84)	$—	$832
Construction and land development	145	—	(1)	—	—	144
Commercial and industrial	751	189	(158)	(108)	—	674
Residential real estate	889	32	(269)	(40)	(28)	584
Leases	1,087	2,126	(980)	(757)	—	1,476
Tax certificates	1,125	831	(279)	(139)	(793)	745
Total non-accrual loans	$5,492	$3,178	$(2,266)	$(1,128)	$(821)	$4,455

Total non-accrual loans at September 30, 2016 were $4.5 million compared to $5.5 million at December 31, 2015.  The decline of $1.0 million was the result of a $2.3 million reduction in existing non-accrual loan balances through payments, payoffs or a return to accruing status, $1.1 million in charge-offs mostly related to specific reserves, and $821 thousand in transfers to OREO, which were partially offset by additions to non-accrual loans of $3.2 million. During the first quarter of 2016, one performing troubled debt restructuring (“TDR”) in the amount of $181 thousand became non-accrual because it was past due its maturity date.  The remainder of the additions to non-accrual loans were mainly in leases and the tax certificate portfolio. The tax certificate portfolio accounted for approximately 97% of the transfers to OREO.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include TDRs. For all classes of loans receivable, with the exception of tax certificates, the accrual of interest income is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income. If interest had accrued on non-accrual loans, such income would have been approximately $135 thousand and $450 thousand for the three and nine months ended September 30, 2016 and $142 thousand and $539 thousand for the three and nine months ended September 30, 2015, respectively.  At September 30, 2016, we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	September 30,	December 31,
(In thousands)	2016	2015
Impaired loans and leases with a valuation allowance	$1,390	$2,414
Impaired loans without a valuation allowance	3,945	4,777
Total impaired loans and leases	$5,335	$7,191
Valuation allowance related to impaired loans	$186	$398

	For the nine months ended
	September 30,
(In thousands)	2016	2015
Average investment in impaired loans and leases	$6,332	$13,077
Interest income recognized on impaired loans and leases	$85	$471
Interest income recognized on a cash basis on impaired loans and leases	$—	$232

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At September 30, 2016, we had five TDRs, with a total carrying value of $2.1 million. At December 31, 2015, we had six TDRs with a total carrying value of $2.6 million.  The reduction in TDRs was related to payments received and the negotiated settlement of one TDR which had a carrying value of $68 thousand at December 31, 2015.  As a result of the settlement, we received $60 thousand in principal and recorded a charge-off of $8 thousand.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of September 30, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$20	$—	$20
Construction and land development	1	—	144	144
Commercial and industrial	2	1,688	177	1,865
Residential real estate	1	85	—	85
Total	5	$1,793	$321	$2,114

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

The amount of the allowance is reviewed and approved by the CFO, CLO, and Chief Risk Officer (“CRO”) on at least a quarterly basis. Management believes that the allowance at September 30, 2016 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Balance at period beginning	$10,008	$10,036	$9,689	$11,708
Charge-offs
Commercial real estate	(7)	—	(84)	(231)
Construction and land development	—	(39)	—	(119)
Commercial and industrial	—	—	(108)	(541)
Residential real estate	—	—	(40)	—
Leases	(310)	(138)	(757)	(315)
Tax certificates	(108)	—	(139)	(433)
Total charge-offs	(425)	(177)	(1,128)	(1,639)
Recoveries
Commercial real estate	17	—	201	351
Construction and land development	15	150	273	402
Commercial and industrial	32	4	159	278
Residential real estate	4	5	23	16
Leases	18	4	35	20
Tax certificates	6	—	14	52
Consumer	1	—	1	—
Total recoveries	93	163	706	1,119
Net charge-offs	(332)	(14)	(422)	(520)
Provision (credit) for loan and lease losses	578	(216)	987	(1,382)
Balance at period end	$10,254	$9,806	$10,254	$9,806

An analysis of the allowance by loan type is set forth below:

	At September 30, 2016		At December 31, 2015
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$3,340	44.0%	$3,622	45.2%
Construction and land development	2,166	13.0%	1,674	9.6%
Commercial and industrial	1,414	18.4%	1,513	17.2%
Multi-family	267	4.1%	171	3.3%
Residential real estate	575	8.5%	586	10.3%
Leases	2,186	10.9%	1,749	12.9%
Tax certificates	285	0.7%	347	1.0%
Consumer	21	0.4%	27	0.5%
Total allowance	$10,254	100.00%	$9,689	100.0%

The allowance increased $565 thousand from $9.7 million at December 31, 2015 to $10.3 million at September 30, 2016. The increase in the allowance was directly related to a provision for loan and lease losses of $987 thousand which was primarily attributable to growth in the loan portfolio, specific reserves within the leasing portfolio and net charge-off activity within the leasing and tax certificates portfolios.  For the nine months ended September 30, 2016 we recorded total charge-offs of $1.1 million, which were mostly related to specific reserves. Net charge-offs for the leasing portfolio were $722 thousand in the first three quarters of 2016. During 2016, we received a $283 thousand recovery on a loan relationship that had been previously charged-off.  The allowance was 1.78% of total loans and leases at September 30, 2016 compared to 1.94% at December 31, 2015.

Other Real Estate Owned

At September 30, 2016, OREO was comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 47 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which details the changes in OREO from December 31, 2015 to September 30, 2016.

	For the nine months ended September 30, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(6)	(1,121)	(1,127)
Net gains on sales	1	6	7
Transfers in	28	793	821
Cash additions	—	243	243
Impairment charge	—	(143)	(143)
Ending balance	$243	$6,993	$7,236

At September 30, 2016, OREO was comprised of $215 thousand in land, $7.0 million related to 47 properties acquired through foreclosure related to tax liens, and $28 thousand in residential real estate related to a single family home.  During 2016, we sold the last condominium related to a construction project in Minneapolis, Minnesota.  We received our pro rata share of net proceeds in the amount of $6 thousand and recorded a net gain of $1 thousand. During the same period, we transferred to OREO a single family home with a value of $28 thousand.

During the first three quarters of 2016, we transferred tax liens of $793 thousand to OREO which represented nine properties and added $243 thousand in lien redemptions on existing properties. During the same period we sold 21 tax lien properties, received proceeds of $1.1 million, and recorded a net gain of $6 thousand as a result of these sales. Additionally, we recorded impairment charges of $143 thousand during the first nine months of 2016 related to the tax lien properties. At December 31, 2015, OREO assets acquired through the tax lien portfolio were $7.2 million and were comprised of 60 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At September 30,	At December 31,
(Amounts in thousands)	2016	2015
Non-accrual loans	$3,710	$4,367
Non-accrual tax certificates	745	1,125
Total non-accrual loans (1)	4,455	5,492
Other real estate owned-loans	243	220
Other real estate owned-tax certificates	6,993	7,215
Total other real estate owned	7,236	7,435
Total non-performing assets	$11,691	$12,927

Non-performing assets to total assets	1.44%	1.64%
Total non-accrual loans to total loans	0.77%	1.10%
ALLL to total non-accrual loans	230.17%	176.42%
ALLL to total loans	1.78%	1.94%
(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, were $592.2 million at September 30, 2016 and increased $14.3 million, or 2.5%, from $577.9 million at December 31, 2015.  Demand deposits, savings accounts, and time deposits increased $7.2 million, $27.5 million, and $10.7 million, respectively.  During the third quarter of 2016, the $25.0 million brokered checking deposit arrangement with a regional financial institution was terminated.  Additionally, NOW and money market accounts declined $263 thousand and $5.7 million, respectively.

The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2016	2015
Non-interest bearing checking	$90,709	$83,529
NOW	42,295	42,558
Interest-bearing brokered deposits	—	25,000
Money Market	159,532	165,251
Savings	81,331	53,833
Time deposits ($250 and over)	14,211	18,066
Time deposits (less than $250)	204,161	189,655
Total deposits	$592,239	$577,892

Borrowings

Total borrowings, which include trust preferred securities, increased $9.1 million from $116.7 million at December 31, 2015 to $125.8 million at September 30, 2016.   Our $15.0 million interest rate swap that was tied to a maturing FHLB advance became effective in June 2016. We will continue to rollover the $15.0 million FHLB advance every 90–days through the swap expiration of June 2021. Additionally, in the third quarter of 2016, we chose to benefit from the flattening yield curve and borrowed a $15.0 million FHLB advance for five years.  This advance will allow us to guarantee an interest rate spread on $15.0 million in five year fixed rate loans.    Partially offsetting the increase in FHLB advances was the $2.0 million payoff of an amortizing bullet loan with another financial institution.  The interest paid on average borrowings increased $148 thousand, or 22.2% from the comparable quarter of 2015.

Shareholders’ Equity

Shareholders’ equity attributable to the Company decreased $2.6 million, or 3.6%, from $71.9 million at December 31, 2015.   During 2016, we received approval from the Federal Reserve Bank to repurchase 6,651 shares of the outstanding Series A preferred stock for $10.0 million or a weighted average price of $1,502.39 per share. As disclosed in our Current Report on Form 8-K filed on October 7, 2016, we received regulatory approval to repurchase or redeem the remaining 12,205 shares.  We intend to retire all of the remaining shares of Series A preferred stock outstanding as a result of receipt of such approvals, including purchases in privately negotiated transactions or in accordance with the redemption provisions of the Series A preferred stock. Partially offsetting the decrease in preferred stock was net income of $6.3 million and an improvement in accumulated other comprehensive loss of $1.0 million.  The improvement in accumulated other comprehensive loss was mostly related to an increase in the valuation of the investment portfolio which was partially offset by a decline in the value of our interest rate swap.

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

Under these rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.   Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.0%.  Management believes that as of September 30, 2016, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.

In December 2013, Federal banking regulators issued rules for complying with the Volcker Rule provision of the Dodd-Frank Act. Royal Bank does not engage in, and does not expect to engage in, any transactions that are considered “covered activities” as defined by the Volcker Rule. Therefore, Royal Bank does not have any additional compliance obligations under the Volcker Rule.

At September 30, 2016 and December 31, 2015, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2016 and the previous 24 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2016	$90,551	14.794%	$52,792	8.625%	$61,208	10.000%
At December 31, 2015	$87,354	15.802%	$44,225	8.000%	$55,281	10.000%
Tier 1 capital (to risk-weighted assets)
At September 30, 2016	$82,868	13.539%	$40,550	6.625%	$48,966	8.000%
At December 31, 2015	$80,410	14.546%	$33,169	6.000%	$44,225	6.000%
Tier 1 capital (to average assets, leverage)
At September 30, 2016	$82,868	10.354%	$32,015	4.000%	$40,019	5.000%
At December 31, 2015	$80,410	10.589%	$30,374	4.000%	$37,968	5.000%
Common equity Tier 1 (to risk-weighted assets)
At September 30, 2016	$65,242	10.659%	$31,369	5.125%	$39,785	6.500%
At December 31, 2015	$58,824	10.641%	$24,876	4.500%	$35,933	6.500%

*Ratios related to risk-weighted assets include the capital conservation buffer of 0.625%.

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the nine months ended	For the year ended
(In thousands)	September 30, 2016	December 31, 2015
RAP net income	$4,410	$9,161
Tax lien adjustment, net of noncontrolling interest	1,560	1,973
U.S. GAAP net income	$5,970	$11,134

	At September 30, 2016		At December 31, 2015
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	14.794%	15.016%	15.802%	16.109%
Tier 1 capital (to risk-weighted assets)	13.539%	13.761%	14.546%	14.853%
Tier 1 capital (to average assets, leverage)	10.354%	10.530%	10.589%	10.824%
Common equity Tier 1 (to risk-weighted assets)	10.659%	10.889%	10.641%	10.962%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2016	$100,544	16.361%	$53,003	8.625%	$61,453	10.000%
At December 31, 2015	$103,355	18.574%	$44,516	8.000%	$55,645	10.000%
Tier 1 capital (to risk-weighted assets)
At September 30, 2016	$90,606	14.744%	$40,713	6.000%	$36,872	6.000%
At December 31, 2015	$95,316	17.129%	$33,387	6.000%	$33,387	6.000%
Tier 1 capital (to average assets, leverage)
At September 30, 2016	$90,606	11.220%	$32,303	4.000%	N/A	N/A
At December 31, 2015	$95,316	12.444%	$30,638	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At September 30, 2016	$55,124	8.970%	$31,495	4.500%	N/A	N/A
At December 31, 2015	$52,115	9.366%	$25,040	4.500%	N/A	N/A

*Ratios related to risk-weighted assets include the capital conservation buffer of 0.625%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the nine months ended	For the year ended
(In thousands)	September 30, 2016	December 31, 2015
U.S. GAAP net income	$6,253	$10,993
Tax lien adjustment, net of noncontrolling interest	(1,560)	(1,973)
RAP net income	$4,693	$9,020

	At September 30, 2016		At December 31, 2015
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	16.361%	16.143%	18.574%	18.277%
Tier 1 capital (to risk-weighted assets)	14.744%	14.439%	17.129%	16.710%
Tier 1 capital (to average assets, leverage)	11.220%	10.981%	12.444%	12.127%
Common equity Tier 1 (to risk-weighted assets)	8.970%	8.736%	9.366%	9.040%

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At September 30, 2016, our liquidity ratios were more than four times the policy minimums.

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

On August 13, 2009, the Company’s Board of Directors suspended the regular quarterly cash dividends on the Series A Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. As of September 30, 2016 the Series A Preferred stock dividend in arrears, which includes additional dividends on arrearages, was approximately $7.1 million and has not been recognized in the consolidated financial statements.

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

The following table summarizes re-pricing intervals for interest-earning assets and interest-bearing liabilities as of September 30, 2016, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At September 30, 2016, we were in an asset sensitive position of $14.1 million, which indicates that within one year the re-pricing  of  assets is sooner than the re-pricing of liabilities.  The Company has exposure to rising rates as $161.0 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$17.6	$—	$—	$—	$10.8	$28.4
Investment securities AFS	17.6	29.6	84.0	34.1	3.0	168.3
Loans: (2)
Fixed rate	31.5	45.3	225.3	126.9	(10.3)	418.7
Variable rate	145.7	—	1.2	—	—	146.9
Total loans	177.2	45.3	226.5	126.9	(10.3)	565.6
Other assets (3)	—	21.0	—	—	28.1	49.1
Total Assets	$212.4	$95.9	$310.5	$161.0	$31.6	$811.4
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$90.7	$90.7
Interest-bearing deposits	31.0	92.9	159.3	—	—	283.2
Certificate of deposits	24.0	80.5	109.9	4.0	—	218.4
Total deposits	55.0	173.4	269.2	4.0	90.7	592.3
Borrowings	40.8	25.0	60.0	—	—	125.8
Other liabilities	—	—	—	—	23.5	23.5
Capital	—	—	—	—	69.8	69.8
Total liabilities & capital	$95.8	$198.4	$329.2	$4.0	$184.0	$811.4
Net interest rate GAP	$116.6	$(102.5)	$(18.7)	$157.0	$(152.4)
Cumulative interest rate GAP	$116.6	$14.1	$(4.6)	$152.4
GAP to total assets	14%	(13)%
GAP to total equity	167%	(147)%
Cumulative GAP to total assets	14%	2%
Cumulative GAP to total equity	167%	20%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At September 30, 2016, floating rate loans with floors and without floors were $118.5 million and $28.4 million, respectively.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2015, that the Company’s disclosure controls and procedures were effective at September 30, 2016.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 8, 2016.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 8, 2016.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 8, 2016.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 8, 2016.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: November 8, 2016

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer