Form 10-K
period 2016-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2017-03-22
CIK 922487

 +

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:          December 31, 2016

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

Large accelerated filer ___     Accelerated filer ___    Non-accelerated filer ____     Small reporting company __X__

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [  ]   No [ X ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $43,485,825 based on the June 30, 2016 closing price of the Registrant’s Common Stock of $2.26 per share.

As of February 28, 2017, the Registrant had 27,913,024 and 1,924,629 shares outstanding of Class A and Class B common stock, respectively.

Documents Incorporated by Reference:

None.

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

At December 31, 2016, we had consolidated total assets of approximately $832.5 million, total deposits of approximately $629.5 million and shareholders’ equity of approximately $51.6 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).  We have two reportable operating segments, “Community Banking” and “Tax Liens”.

On  January 30, 2017, the Company and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bryn Mawr, with Bryn Mawr as the surviving corporation (the “Merger”).  Immediately following the Merger, Royal Bank will merge with the Bryn Mawr Trust Company, the wholly owned subsidiary of Bryn Mawr.  Upon completion of the Merger, holders of Class A common stock of the Company will receive 0.1025 shares of Bryn Mawr common stock, par value of $1.00 per share (the “Bryn Mawr common stock”) for each share of Class A common stock they hold, and holders of Class B common stock of the Company will receive 0.1179 shares of Bryn Mawr common stock for each share of Class B common stock they hold.  The Merger, which is subject to a number of closing conditions including receipt of required regulatory approvals and approval by the Company’s shareholders, is expected to be completed in the third quarter of 2017.

Regulatory Actions

Federal Reserve Memorandum of Understanding (“MOU”)

As previously disclosed, in March 2010, the Company agreed to enter into a written agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  Effective July 17, 2013, the Board of Governors of the Federal Reserve System terminated the enforcement action under the Federal Reserve Agreement, and it was replaced with an informal non-public agreement, a memorandum of understanding (“MOU”), with the Federal Reserve Bank.  The MOU was terminated in writing by the Federal Reserve Bank in February 2017.

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

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern  New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from thirteen retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey.  We lease Royal Bank’s Customer Center, which includes a loan production office, in Bala Cynwyd, Pennsylvania and a loan production office in Princeton, New Jersey.  In February 2017, Royal Bank closed one branch location and intends to sell the building during the first quarter of 2017. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in 16 states and Washington, D.C. via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, and such companies may provide a broader range of products and services with which Royal Bank must compete.  Management believes this statute further narrowed the differences and intensified competition among commercial banks, investment banks, insurance firms and other financial services companies.  We have not elected financial holding company status.

Employees:  Royal Bank employed approximately 117 persons on a full-time equivalent basis as of December 31, 2016.

Deposits: At December 31, 2016, total deposits of Royal Bank were distributed among demand deposits (16%), money market deposit, savings and NOW accounts (47%) and time deposits (37%).  At year-end 2016, deposits increased $43.0 million to $631.9 million from year-end 2015, or 7.3%, and reflected a change in the composition. Savings accounts grew $31.3 million, or 58.2% from December 31, 2015.  Additionally, certificates of deposits and demand deposits increased $25.7 million and $5.7 million, respectively.  NOW and money market accounts decreased $19.7 million. Included in Royal Bank’s deposits are approximately $2.3 million of intercompany deposits that are eliminated through consolidation.

Lending:  At December 31, 2016, Royal Bank had a total net loan portfolio of $591.6 million, representing 71.4% of total assets.  The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, tax lien certificates, small business leases and installment loans.  At year-end 2016, net loans grew $102.2 million from year end 2015.

Non-Bank Subsidiaries

On June 30, 1995, we established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly-owned subsidiary. RID’s legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19899.  RID buys, holds and sells investment securities. At December 31, 2016, total assets of RID were $5.5 million, of which $4.8 million was held in cash and cash equivalents and $1.1 million was held in investment securities.  RID had net interest income of $587 thousand and $666 thousand for 2016 and 2015, respectively.  Non-interest income for 2016 and 2015 was $516 thousand and $316 thousand, respectively, and was comprised of net gains on sale of investment securities.  RID recorded net income of $1.0 million for 2016 compared to $781 thousand for 2015.  Royal Bank has previously extended loans to RID, secured by securities, as per the provisions of Regulation W.  At December 31, 2016, no loans were outstanding.  The amounts above include the activity related to RID’s wholly-owned subsidiary Royal Preferred LLC.

The Company, through its wholly-owned subsidiary Royal Bank, has an 80% ownership interest in CSC.  CSC acquired, through auction, delinquent property tax certificates in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by state law.  Royal Bank and a majority of  other CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.  CSC’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. At December 31, 2016 and 2015, total assets of CSC were $1.4 million and $4.7 million, respectively. Included in total assets was OREO of $225 thousand and $3.2 million at December 31, 2016 and 2015, respectively.  For 2016, CSC recorded net interest expense of $213 thousand compared to $297 thousand for 2015 due to the continued liquidation of CSC’s tax lien certificate portfolio.  The 2016 credit for lien losses was $49 thousand compared to $2 thousand for 2015.  For 2016 and 2015, non-interest income was $0 thousand and $62 thousand, respectively.  Non-interest expense was a credit of $566 thousand compared to an expense of $125 thousand for 2016 and 2015, respectively.  Included in non-interest expense is net gains on the sale of OREO of $645 thousand and $101 thousand for 2016 and 2015, respectively. During 2016, CSC sold its largest tax lien property and received net proceeds of $3.8 million.  CSC recorded net income of $402 thousand in 2016 compared to a net loss of $357 thousand in 2015.

On June 23, 2003, the Company, through its wholly-owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly-owned subsidiary.  RIA’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation.  At December 31, 2016 and 2015, total assets of RIA were $6.5 million and $6.1 million, which included $6.3 million and $5.8 million in cash, respectively. For 2016, RIA recorded net income of $483 thousand compared to $170 thousand for 2015.  Net income was directly impacted by gains on the sale of investment securities of $447 thousand and $182 thousand in 2016 and 2015, respectively.

On October 27, 2004, we formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of trust preferred securities.

On July 25, 2005, the Company, through its wholly-owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Royal Leasing’s legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania 19422.  Royal Leasing was formed to originate small business financing leases.  Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will hold in its portfolio individual leases in amounts of up to $250 thousand. Leases originated in amounts in excess of that are sold to other leasing companies.  At December 31, 2016 and 2015, total assets of Royal Leasing were $61.6 million and $65.1 million, respectively.  For 2016 and 2015, Royal Leasing had net interest income of $3.3 million and $3.2 million, respectively.  For 2016, the provision for lease losses was $1.4 million compared to $906 thousand for 2015.  The 2016 provision was primarily attributable to specific reserves on the leasing and net charge-off activity.  Total net leases were $61.4 million at December 31, 2016 compared to $65.0 million at December 31, 2015.  Non-interest income for 2016 was $680 thousand compared to $473 thousand for 2015.  Non-interest expense, which includes management distribution fees, was $1.3 million and $1.2 million for 2016 and 2015, respectively. Royal Leasing recorded net income of $1.3 million for the year ended December 31, 2016 compared to $1.5 million for the year ended December 31, 2015.

On November 17, 2006, the Company, through its wholly-owned subsidiary Royal Bank, formed RTL to purchase and service delinquent tax certificates.  RTL typically acquired delinquent property tax certificates through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by state law. RTL ceased acquiring tax certificates at public auctions in 2010.  RTL’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  At December 31, 2016, total assets of RTL, of which the majority was held in tax certificates and OREO, were $7.3 million compared to $9.4 million at December 31, 2015.  Tax certificates were $2.6 million at December 31, 2016 compared to $3.3 million at December 31, 2015.  OREO was $3.1 million at December 31, 2016 compared to $4.0 million at December 31, 2015.  For 2016, RTL had net interest expense of $131 thousand compared to net interest income of $116 thousand for 2015 due to the reduction in average tax certificates outstanding over the past year.  Provision for lien losses was $69 thousand compared to $100 thousand for 2016 and 2015, respectively.  Non-interest income was $59 thousand for 2016 compared to $209 thousand for 2015. Non-interest expense was $1.1 million for 2016 and 2015. RTL recorded a net loss of $1.1 million for 2016 compared to $885 thousand for 2015.

On June 16, 2006, the Company, through its wholly-owned subsidiary RID, established Royal Preferred LLC as a wholly-owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. During 2016, the subordinated debenture was redeemed.  At December 31, 2016 and 2015, Royal Preferred LLC had total assets of approximately $0 and $21.2 million, respectively.

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

Environmental Compliance

The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on their capital expenditures, earnings or competitive position in 2016, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2017.

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

Under the Pennsylvania Banking Code of 1965, as amended, the (“Code”), we are permitted to control an unlimited number of banks.  However, we would be required under the BHCA to obtain the prior approval of the Federal Reserve Board before we could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than Royal Bank, if, after such acquisition, we would own or control more than 5% of the voting shares of such bank.  A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States may control one or more banks, bank and trust companies, national banks, interstate banks and, with the prior written approval of the Department, may acquire control of a bank and trust company or a national bank located in Pennsylvania.  A Pennsylvania-chartered institution may maintain a bank, branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Department.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010: On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law.  The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry and includes provisions that, among other things:

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

Additionally the Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and investing in covered funds. This statutory provision, commonly known as the “Volcker Rule,” defines covered funds as hedge funds or private equity funds.  The Volcker rule places a number of limitations on a community bank were it to retain an ownership interest in a covered fund that it organized and offered. In particular, the community bank (including all its affiliates) must limit its total interest in each covered fund to no more than 3% of the ownership interests issued by the covered fund, and to no more than 3% of the value of the entire covered fund. In addition, the aggregate of all interests the community bank (together with its affiliates) has in all covered funds may not exceed 3 percent of the community bank’s tier 1 capital.  At December 31, 2016, the Company had $1.8 million invested in private equity funds, of which $203 thousand is invested by Royal Bank.  The Volker Rule did not have a material impact on the operations of the Company and/or Royal Bank.

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

In addition to deposit insurance, Royal Bank is also subject to assessments to pay the interest on Financing Corporation bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  For the fourth quarter of 2016, the Financing Corporation’s assessment for Royal Bank (and all other banks), is an annual rate of $.0056 for each $100 of deposits.  The Financing Corporation bonds are expected to be paid off between 2018 and 2019.

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

Our commercial real estate, including multi-family, and construction and land development loan portfolios were $368.3 million at December 31, 2016 comprising 61% of total loans.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals. While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.  Commercial and industrial loans comprise 18% of the loan portfolio. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions.  Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan and lease losses (“allowance”) to provide for loan and lease defaults and non-performance.  Our allowance is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio.  Our allowance may not be adequate to cover actual loan and lease losses.  Bank regulators periodically review our allowance and may require us to increase the allowance or recognize additional charge-offs.  Material increases to the allowance for loan and lease losses could materially decrease out net income.

The Financial Accounting Standards Board has adopted Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”, which is commonly referred to as CECL.  CECL will be effective in the first quarter of 2020. The CECL guidelines require us to gather and review additional data and types of data to determine the appropriate level for the allowance.New or changes to accounting or regulatory guidance could impact the need for additional reserves and future provisions for loan and lease losses could materially and adversely affect our financial results. We believe that expected credit losses under the CECL model will generally result in earlier loss recognition on our loans and lease portfolio. We are currently evaluating the impact of the amendments in this new standard on our consolidated financial statements.

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

We are a bank holding company and our operations are conducted by our direct and indirect subsidiaries, each of which is a separate and distinct legal entity.  Substantially all of our assets are held by such subsidiaries; and our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries.  Royal Bank is our primary source of dividends.  Dividend payments from Royal Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2016, as a result of significant losses within Royal Bank from prior years, we had an accumulated deficit and therefore would not have been able to declare and pay any cash dividends.  There is no assurance that our subsidiaries will be able to pay dividends in the future, or that we will generate adequate cash flow to pay dividends in the future.  Failure to pay dividends on our stock could have a material adverse effect on the market price of our Class A Common Stock.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2016, we had federal net operating loss (“NOL”) carryforwards of approximately $57.7 million and state NOL carryforwards of $136.8 million, which are available to be carried forward to future tax years.  The federal NOL carryforwards will begin to expire in 2028 and the state NOLs will begin to expire in 2026 if not fully utilized.

The ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There was a $4.0 million NOL carryover from the acquisition of Knoblauch State Bank that expired in 2015.  There were no NOLs that expired in 2016.  Refer to “Accounting for Income Tax Expense” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

We may not be able to fully recover our deferred tax asset valuation allowance and a reduction in future enacted tax rates could have a material impact on the value of our deferred tax assets.

We recognize deferred tax assets (“DTA”) and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We are required to establish a valuation allowance for DTA and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management evaluates the DTA for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

Based on the analysis of the DTA at December 31, 2016, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future.    As a result of this conclusion, we released $1.9 million of our valuation allowance previously recorded on the net DTA and credited income tax expense. In 2015, we released $5.4 million of our valuation allowance previously recorded on the net DTA. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. The release of the remaining valuation allowance would have a positive impact on future earnings. There can be no assurance, however, as to when we could be in a position to recapture the remaining DTA valuation allowance. The deferred tax assets, net of valuation allowances, totaled $7.9 million and $5.7 million at December 31, 2016 and 2015, respectively.  The deferred tax asset valuation allowance was $26.6 million and $30.6 million at December 31, 2016 and 2015, respectively. Refer to “Accounting for Income Tax Expense” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Our net DTA are measured using the tax rates under the current enacted tax law expected to apply to taxable income in future years. The effects of future changes in tax laws or rates are not anticipated in the determination of the value of our deferred tax assets and liabilities. The U.S. Congress and the current administration have indicated an interest in, among other changes to federal tax laws, lowering the federal corporate tax rate from the current 35%. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, our net DTA would need to be re-calculated. It is difficult to predict whether any change to the federal corporate tax rate will occur, or if any change to the federal corporate tax rate did occur, the magnitude or timing of any change.

Although any reduction in the corporate tax rate would reduce the amount of taxes we would pay in the future, the reduction also would result in a decrease in the value of our DTA, and thus a reduction in our net income and total equity, during the period in which any such tax rate change is enacted. This reduction in our net income and total equity could materially and adversely affect our results of operations and financial condition. There is no assurance that any potential tax savings from a reduction in corporate tax rates, if enacted, would be realized to the extent anticipated or at all.

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

We have exposure to downturns in both the commercial and residential real estate markets.  Dramatic declines in the housing market can lead to decreasing home prices and increasing delinquencies and foreclosures.  This negative market condition can adversely impact the credit performance of mortgage, consumer, commercial and construction loan portfolios, resulting in significant impairments of assets held by many financial institutions.  General downward economic trends, reduced availability of commercial credit and sustained unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in write-downs of real estate collateral supporting many loans.  Concerns over the stability of the financial markets and the economy may result in decreased lending by financial institutions to their customers and to each other.  This type of market turmoil and tightening of credit can lead to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions can also experience decreased access to borrowings.

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

Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 32% of our Class A common stock and 87% of our Class B common stock outstanding as of February 28, 2017. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

Risks Relating to Our Pending Merger

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

On January 30, 2017, the Company and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into a merger agreement that provides that the Company will merge with and into Bryn Mawr, with Bryn Mawr remaining as the surviving entity (the “Merger”).  Immediately following the Merger, Royal Bank America, the wholly owned banking subsidiary of the Company, will merge with The Bryn Mawr Trust Company, the wholly owned banking subsidiary of Bryn Mawr.  The merger agreement restricts the Company from taking certain actions until the merger occurs without the consent of Bryn Mawr. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger. See the Current Report on Form 8-K filed with the SEC by the Company on February 2, 2017 for a description of the restrictive covenants to which the Company is subject.

Termination of the merger agreement could negatively affect the Company.

If the merger agreement is terminated, there may be various consequences, including the fact that the Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the Merger. If the merger agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company shareholders cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Bryn Mawr has agreed to provide in the Merger. If the merger agreement is terminated and a different business combination is pursued, the Company may be required to pay a termination fee of $5.0 million to Bryn Mawr under certain circumstances.  If Bryn Mawr terminates the merger agreement under certain circumstances, the Company may be required to pay liquidated damages in the sum of $1.8 million.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of the Company.

If the Merger is not completed for any reason, the Company will be subject to a number of material risks, including the following:

•

the market price of the Company’s Class A common stock may decline to the extent that the current market prices of the Class A common stock already reflect a market assumption that the Merger will be completed;

•	costs relating to the Merger, such as legal and accounting and, in specified circumstances, additional reimbursement and termination fees, must be paid even if the Merger is not completed; and
•

the diversion of management’s attention from the day-to-day business operations and the potential disruption to each of the Company’s employees and business relationships during the period before the completion of the Merger may make it difficult to regain financial and market positions if the merger does not occur.

Because the market price of Bryn Mawr shares of common stock will fluctuate, the Company’s shareholders cannot be sure of the value of the Merger consideration they may receive.

Upon completion of the Merger, holders of the Company’s Class A common stock will receive 0.1025 shares of Bryn Mawr common stock, par value $1.00 per share for each share of Class A common stock they hold, and holders of the Company’s Class B common stock will receive 0.1179 shares of Bryn Mawr common stock for each share of Class B common stock they hold.  The sale prices for shares of Bryn Mawr common stock may vary from the sale prices of Bryn Mawr common stock on the date we announced the merger, on the date the joint proxy statement/prospectus will be mailed to the Company’s shareholders and on the date of the special meeting of the Company shareholders. Any change in the market price of Bryn Mawr shares of common stock prior to closing the Merger may affect the value of the Merger consideration that the Company shareholders will receive upon completion of the Merger.  The Company is not permitted to resolicit the vote of the Company shareholders solely because of changes in the market price of Bryn Mawr common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects and regulatory considerations. Many of these factors are beyond our control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At December 31, 2016, Royal Bank was headquartered and had a retail office at 732 Montgomery Avenue, Narberth, Pennsylvania.  Royal Bank had thirteen additional retail banking locations and administrative offices situated in Pennsylvania and New Jersey.  Royal Bank’s Customer Center, which includes a loan production office, is located in Bala Cynwyd, Pennsylvania. All non-branch personnel are co-located at the Bala Cynwyd location.  We also lease a loan production office in Princeton, New Jersey and Royal Leasing’s office in Blue Bell, Pennsylvania.

Royal Bank owns six of the branch properties.  In February 2017, we closed one branch location and intend to sell the building this year.  Our customers’ deposits were moved to other retail locations.  In 2015, we sold a Company owned building and recorded a gain of $324 thousand. The Company’s leased properties have lease expiration dates between 2017 and 2024.  During both 2016 and 2015, Royal Bank made aggregate lease payments of approximately $1.3 million.  We believe that all of our properties are sufficiently insured, maintained and are adequate for Royal Bank’s purposes.

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

During 2013, the Company, Royal Bank, CSC, and RTL reached a settlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice.  The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium. The settlement amount has already been paid into an escrow account. In 2016, the Court approved the settlement after notice and a hearing.  The plaintiffs are appealing the Court’s decision. It is expected to be resolved in the third or fourth quarter of 2017.

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

The following table shows the range of high and low closing sale prices for our stock as reported by NASDAQ during each quarter of 2016 and 2015.

Closing Prices
2016	High	Low
First Quarter	$2.16	$1.86
Second Quarter	3.20	2.11
Third Quarter	2.65	2.25
Fourth Quarter	4.15	2.28

2015	High	Low
First Quarter	$1.90	$1.61
Second Quarter	2.32	1.70
Third Quarter	2.14	1.91
Fourth Quarter	2.29	2.01

The approximate number of record holders of our Class A and Class B Common Stock, as of February 28, 2017, is shown below:

Title of Class	Number of record holders
Class A Common stock	213
Class B Common stock	105

Dividends

Subject to certain limitations imposed by law or our articles of incorporation, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.

We did not pay cash dividends on our common stock in 2016 and 2015.  Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come primarily from dividends paid by its direct and indirect subsidiaries, including Royal Bank, to the Company.

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

COMMON STOCK PERFORMANCE GRAPH

The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2011, (with all dividends reinvested), in each of the following:

•	Royal Bancshares of Pennsylvania, Inc. Class A common stock;
•	The stock of all United States companies trading on the NASDAQ Global Market;
•	Common stock of a 2016 Peer Group consisting of 26 banks headquartered in the Mid-Atlantic region, that trade on a major exchange and have total assets between $700 million and $1.5 billion; and
•	SNL Bank and Thrift Index.

Royal Bancshares of Pennsylvania, Inc.

Total Return Performance
350
300
250
200
150
100
50
Index Value
Royal Bancshares of Pennsylvania, Inc.
NASDAQ Composite
SNL Bank and Thrift
RBPAA Peer Group Index*
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Royal Bancshares of Pennsylvania, Inc.	100.00	95.99	110.40	128.80	167.20	332.00
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank and Thrift	100.00	131.52	176.69	193.53	193.50	238.66
RBPAA Peer Group Index*	100.00	121.82	153.16	157.06	165.21	229.76

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under our equity compensation plans as of December 31, 2016:

Long Term Incentive Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	242,139	$3.71	732,861
Equity compensation plan not approved by security holders	—	—	—
Total	242,139	$3.71	732,861

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2016	2015	2014	2013	2012
Interest income	$33,416	$29,993	$28,784	$27,524	$31,981
Interest expense	7,315	6,484	6,484	7,357	9,899
Net interest income	26,101	23,509	22,300	20,167	22,082
Provision (credit) for loan and lease losses	1,242	(748)	(867)	(872)	5,997
Net interest income after loan and lease losses	24,859	24,257	23,167	21,039	16,085
Non-interest income
Gain on sale of premises & equipment	-	324	107	2,524	-
Service charges and fees	1,361	1,126	1,032	1,323	1,218
Gains on sale of loans and leases	165	-	232	686	2,057
Income from bank owned life insurance	1,166	497	512	539	553
Net gains on investment securities	1,431	900	377	158	1,030
Other income	374	280	573	207	747
Total other than-temporary-impairment losses on investment securities	(190)	(14)	(41)	-	(2,359)
Total non-interest income	4,307	3,113	2,792	5,437	3,246
Non-interest expense
Salaries and benefits	10,398	10,441	10,164	10,276	11,576
Net OREO expenses	77	504	216	1,358	8,038
Other expenses	9,522	10,040	10,741	13,269	16,347
Total non-interest expense	19,997	20,985	21,121	24,903	35,961
Income (loss) before tax expense	9,169	6,385	4,838	1,573	(16,630)
Income tax (benefit) expense	(1,796)	(5,139)	(654)	42	-
Net income (loss)	$10,965	$11,524	$5,492	$1,531	$(16,630)
Less net income (loss) attributable to noncontrolling interest	590	531	382	(578)	(1,005)
Net income (loss) attributable to Royal Bancshares	10,375	10,993	5,110	2,109	(15,625)
Less Series A Preferred stock accumulated dividend and accretion	1,133	1,721	2,078	2,075	2,038
Net income (loss) to common shareholders	9,242	9,272	3,032	34	(17,663)
Basic and diluted earnings (loss) per common share	$0.31	$0.31	$0.14	$-	$(1.33)

Balance Sheet Data	For the years ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Total assets	$832,485	$788,283	$732,553	$732,254	$769,455
Total average assets	805,553	739,921	731,245	740,324	819,211
Loans, net	591,589	489,414	403,424	352,810	326,904
Total deposits	629,546	577,892	530,425	528,964	554,917
Total average deposits	592,527	536,034	522,428	527,452	573,233
Total borrowings	129,774	116,744	118,200	133,655	134,107
Total average borrowings	121,301	116,547	128,628	133,261	149,416
Total shareholders' equity (1)	51,648	71,904	62,219	47,534	53,568
Total average shareholders' equity (1)	68,289	65,405	56,498	50,533	67,794
Return on average assets	1.29%	1.49%	0.70%	0.28%	(1.91)%
Return on average equity	15.19%	16.81%	9.04%	4.17%	(23.05)%
Average equity to average assets	8.48%	8.84%	7.73%	6.83%	8.28%
Royal Bank America-Total capital (to risk-weighted assets) (2)	12.41%	16.11%	16.44%	16.49%	17.57%
Royal Bank America-Tier 1 capital (to average assets, leverage) (2)	8.75%	10.82%	10.52%	9.73%	9.45%
Royal Bancshares-Total capital (to risk-weighted assets) (2)	13.30%	18.57%	19.20%	18.09%	19.33%
Royal Bancshares-Tier 1 capital (to average assets, leverage) (2)	8.49%	12.44%	11.88%	9.79%	9.80%
Non-performing assets to total assets (3)	1.15%	1.64%	2.67%	2.70%	4.53%
Non-performing loans to total loans (3)	1.00%	1.10%	2.36%	2.77%	6.23%

(1)  Excludes noncontrolling interest.

(2) Capital ratios are presented in accordance with GAAP.  Refer to “Capital Adequacy” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

(3)  Excludes non-performing loans held for sale in 2012.

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

Based on the analysis of the DTAs at December 31, 2016, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future.  As a result of this conclusion, we released an additional $1.9 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense, which was partially offset by the current income expense for the year. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.  Based on the analysis of the DTAs at December 31, 2015, we released $5.4 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense. There can be no assurance, however, as to when we could be in a position to recapture the remaining DTA valuation allowance.  At December 31, 2016, the DTA valuation allowance was $26.6 million compared to $30.6 million at December 31, 2015.  For more information refer to “Note 12 - Income Taxes” to the Consolidated Financial Statements in Item 8 of this Report.

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

We have a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  The 401(k) matching contribution was $135 thousand and $134 thousand for 2016 and 2015, respectively.

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

Consistent quality loan growth and expense discipline were key to the increase in net income before taxes. Loan growth in commercial, consumer, and leasing segments and more economical delivery channels, including our loan production office, are helping drive customer growth.  We continued to modernize the ways customers can access our products and services.  During 2016, we introduced a tablet version of our consumer mobile app as well a mobile app for our corporate customers, which includes our cash management suite of products.  We introduced enhancements to our website which improved navigation and functionality.  We added first position residential mortgages through a new arrangement with a local mortgage company experienced in providing and servicing residential mortgages for community banks. Additionally, we completed extensive renovations of our Narberth retail location.  These results and continued progress come at a time when competition, current interest rates, regulatory requirements and domestic and global markets greatly challenge the banking industry.  Our ability to generate consistent earnings led to the partial reversal of the valuation allowance on the deferred tax assets.  For further discussion on the deferred tax assets see “Accounting for Income Taxes.”

In 2014, we received approval from the Federal Reserve Bank to bid up to $14.0 million, which was raised in a private placement, to purchase shares of the Series A Preferred Stock in an auction of such shares to be conducted by the United States Department of Treasury (“Treasury”).  We repurchased 11,551 shares of Series A Preferred stock in July 2014 as part of Treasury’s auction of its holdings of Series A Preferred Stock.  We repurchased the remaining 18,856 shares of Series A preferred stock from time to time during 2016 as shares became available for purchase and we received the required regulatory approvals to repurchase such shares.

Consolidated Net Income

Net income attributable to the Company for the year ended December 31, 2016 amounted to $10.4 million, or $0.31 per diluted common share, compared to $11.0 million, or $0.31 per diluted common share, for the year ended December 31, 2015. Net interest income grew $2.6 million, or 11.0%, from 2015 and the provision for unfunded loan commitments declined $758 thousand from 2015.  Additionally, net gains on the sales of investment securities increased $531 thousand and net OREO expenses declined $427 thousand from 2015.

In 2016 we recorded a $1.9 million reversal of the valuation allowance for the net deferred tax assets, which contributed to the $1.8 million tax benefit compared to a $5.4 million reversal of the valuation allowance for the net deferred tax assets which contributed to the $5.1 million tax benefit in 2015.  The provision for loan and lease losses increased $2.0 million from a credit of $748 thousand in 2015 to an expense of $1.2 million in 2016. Additionally, professional and legal fees, communications and data processing, and OTTI on investment securities increased $246 thousand, $206 thousand, and $176 thousand, respectively.

At December 31, 2016, loans and leases totaled $602.0 million, which represents an increase of $102.9 million, or 20.6%, from 2015. New business relationships continue to stimulate the growth of the loan portfolio, which also improved the composition of interest earning assets.  As part of the continued planned reduction of the tax lien portfolio, tax lien certificates declined $1.1 million, or 22.1%, from 2015.  Investment securities declined $54.2 million, or 24.2%, from the level at December 31, 2015 due to the reinvestment of cash flows from sales, calls, and principal payments into loans.  Cash and cash equivalents decreased $4.2 million to $21.2 million at December 31, 2016.  The decrease in cash was primarily the result of funding new loan originations.

Total deposits grew $51.6 million, or 8.9%, from $577.9 million at December 31, 2015 to $629.5 million at December 31, 2016. The increase in deposits reflects a focused change in the deposit mix with a successful savings promotion.  Savings accounts and non-interest bearing deposits increased $31.3 million and $14.3 million, respectively. During the third quarter of 2016, the $25.0 million brokered checking deposit arrangement with a regional financial institution was terminated. We partially replaced these funds with $21.5 million in brokered certificates of deposit through Promontory Interfinancial Network’s CDARS program.  NOW and money market accounts and non-brokered certificates of deposit increased $5.3 million and $4.2 million, respectively.

Total borrowings increased $13.0 million.  Short-term borrowings increased $10.0 million and was due to the rollover strategy of an FHLB advance tied to an interest rate swap agreement. Long-term borrowings increased $3.0 million.

Interest Income

Total interest income of $33.4 million for 2016 grew $3.4 million, or 11.4%, from $30.0 million for 2015.  The increase was primarily driven by an increase of $4.5 million in the interest income earned on average loan balances and was predominantly due to the growth in such assets.  Partially offsetting the increase in loan interest income was a $1.1 million decline in the interest income earned on average investments which was largely due to a drop in the average balance of such assets.  Average interest-earning assets grew $62.6 million, or 9.0%, from $695.1 million for 2015 to $757.7 million for 2016.  During 2016, average loans and leases grew $101.1 million, or 22.5%, to $551.2 million, while average investment securities declined  $34.7 million, or 15.2%, to $194.1 million.  Average interest-earning deposits decreased $3.8 million year over year.   During the past year, we sold investment securities with lower yields or extension risk in a rising rate environment. We also had $26.1 million in government agency bonds called during 2016, which impacted the year over year comparison. The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases,  government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).  Average loan and investment balances for 2015 were $450.1 million and $228.8 million, respectively.

For 2016, the yield on average interest-earning assets was 4.41% and increased nine basis points from 4.32% for the comparable period of 2015.  While the average loan balances significantly increased, the average yield on loans decreased 18 basis points (5.23% in 2016 versus 5.41% in 2015).  The decline in loan yield reflects the competitive pricing environment we are experiencing for originating and retaining high quality loans. The average yield on investments declined 13 basis points (2.33% in 2016 versus 2.46% in 2015).

Interest Expense

For 2016 total interest expense was $7.3 million and increased $831 thousand, or 12.8%, from $6.5 million for 2015. The increase in interest expense was primarily associated with an increase in interest expense on average savings accounts and average borrowings. Average interest-bearing liabilities for 2016 were $630.6 million and increased $55.1 million, or 9.6%, year-over-year. Average interest-bearing deposits of $509.3 million increased $50.3 million, or 11.0%, and included increases of $44.5 million and $11.4 million in savings accounts and NOW and money market accounts, respectively.  Partially offsetting these increases was a $5.5 million decrease in average certificates of deposits. Average borrowings increased $4.8 million, or 4.1%, to $121.3 million.  Interest costs associated with average deposit balances increased $519 thousand from 2015.  Interest expense associated with average savings balances accounted for $409 thousand of the increase.  Average non-interest bearing demand deposits grew $6.2 million, or 8.0%. Average interest-bearing deposits for 2015 were $459.0 million.

The interest paid on average borrowings increased $312 thousand, or 11.7% from 2015.  We have one interest rate swap that was tied to a rollover strategy of an FHLB advance that matured on June 24, 2016. We have and will continue to rollover the FHLB advance every three months through the swap expiration of June 2021. The interest expense associated with the swap was $148 thousand for 2016.  Additionally, in the third quarter of 2016, we chose to benefit from the flattening yield curve and borrowed a $15.0 million FHLB advance for five years.  This advance will allow us to guarantee an interest rate spread on $15.0 million in five year fixed rate loans. Average borrowings were $116.5 million for 2015.

The average interest rate paid on interest-bearing liabilities amounted to 1.16% for 2016 and increased three basis points from 1.13% for 2015. The average interest rate paid on interest-bearing deposits in 2016 amounted to 0.85% and increased two basis points from 0.83% for 2015.  During the third quarter of 2015 and throughout 2016, we ran a successful savings account promotion. As a result, the average rates paid on savings accounts increased 31 basis points (0.71% in 2016 versus 0.40% in 2015). Despite the decline in average balances for CDs year over year, the average rate paid on this deposit classification increased five basis points (1.41% in 2016 versus 1.36% in 2015).  The interest rate paid on average NOW and money market accounts increased two basis points (0.36% in 2016 versus 0.34% in 2015).  The increases in the average rates paid on average interest-bearing deposits reflect the competitive pricing in our market area for all deposit product types and our retail savings promotion. The average rate paid on average borrowings increased 16 basis points (2.46% for 2016 versus 2.30% for 2015). Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2015. Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap and the new $15.0 million advance mentioned previously.

Net Interest Income and Margin

Net interest income for 2016 increased $2.6 million, or 11.0%, to $26.1 million from $23.5 million for 2015. The growth in 2016 was attributed to an increase in interest income due to the growth and change in the composition of average interest-earning assets. Year-over-year average loans increased $101.1 million with growth recognized in multiple commercial loan classes. Average investments and average interest-earning deposits declined $34.7 million and $3.8 million, primarily to fund the growth in loans. Partially mitigating the improvement in interest income was an $831 thousand increase in interest expense.  The $50.3 million net growth in average interest-bearing deposits led to a $519 thousand increase in interest expense on those deposits.  We experienced increases in interest expense across all interest-bearing deposit types.  The $4.8 million increase in average borrowings resulted in a $312 thousand increase in interest expense year over year.

For 2016, the net interest margin was 3.44%, a six basis point increase from 3.38% for 2015. The nine basis point increase in the yield on average interest-earning assets (4.41% in 2016 versus 4.32% in 2015) was partially offset by a three basis point increase in funding costs (1.16% in 2016 versus 1.13% in 2015). The 18 basis point decrease in average loan yield (5.23% in 2016 versus 5.41% in 2015) reflects the competitive pricing for new loan originations. Average interest rates paid on average interest-bearing deposits grew two basis points from 0.83% for 2015 to 0.85% for 2016. The increase in average interest rates paid occurred in all interest-bearing segments or products. We have been experiencing competitive pricing pressure in our market area to retain deposits.  Additionally, the average rate paid on average borrowings increased 16 basis points due to an $4.8 million increase in the average balance coupled with higher rates paid. Short-term deposit rates paid and the subordinated debt rate were directly impacted by the flattening of the yield curve throughout most of 2016 and the Federal Reserve Bank’s rate increase in December 2015.  Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap and the new $15.0 million advance mentioned previously. The average rates paid on average borrowings, other than subordinated debt, were 2.35% in 2016 versus 2.25% in 2015, and the average rates paid on subordinated debt were 2.88% in 2016 versus 2.48% in 2015.

Average Balances

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest-bearing assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	For the year ended			For the year ended			For the year ended
	December 31, 2016			December 31, 2015			December 31, 2014
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest-earning deposits	$12,416	$63	0.51%	$16,197	$32	0.20%	$9,897	$22	0.22%
Investment securities available for sale	194,108	4,528	2.33%	228,779	5,617	2.46%	292,208	7,191	2.46%
Loans and leases (1)
Commercial demand loans	165,369	8,413	5.09%	120,460	5,882	4.88%	117,943	5,825	4.94%
Real estate secured	318,834	14,916	4.68%	268,919	13,443	5.00%	217,660	11,622	5.34%
Other loans and leases	66,958	5,496	8.21%	60,715	5,019	8.27%	47,979	4,124	8.60%
Total loans	551,161	28,825	5.23%	450,094	24,344	5.41%	383,582	21,571	5.62%
Total interest-earning assets	757,685	33,416	4.41%	695,070	29,993	4.32%	685,687	28,784	4.20%
Non-earning assets
Cash and due from banks	13,586			14,059			10,409
Other assets	44,313			41,317			47,312
Allowance for loan and lease losses	(10,031)			(10,525)			(12,163)
Total non-earning assets	47,868			44,851			45,558
Total average assets	$805,553			$739,921			$731,245
Interest-bearing deposits
NOW and money markets	$222,626	$811	0.36%	$211,271	$716	0.34%	$208,688	$653	0.31%
Savings	74,520	529	0.71%	30,023	120	0.40%	18,765	31	0.17%
Time deposits	212,166	2,985	1.41%	217,688	2,970	1.36%	228,754	2,920	1.28%
Total interest-bearing deposits	509,312	4,325	0.85%	458,982	3,806	0.83%	456,207	3,604	0.79%
Borrowings	95,527	2,248	2.35%	90,773	2,039	2.25%	102,854	2,257	2.19%
Subordinated debt	25,774	742	2.88%	25,774	639	2.48%	25,774	623	2.42%
Total interest-bearing liabilities	630,613	7,315	1.16%	575,529	6,484	1.13%	584,835	6,484	1.11%
Non-interest bearing deposits	83,215			77,052			66,221
Other liabilities	23,436			21,935			23,691
Total average liabilities	737,264			674,516			674,747
Shareholders' equity	68,289			65,405			56,498
Total average liabilities and equity	$805,553			$739,921			$731,245
Net interest income		$26,101			$23,509			$22,300
Net interest margin			3.44%			3.38%			3.25%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended December 31, 2016 and 2015, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	For the year ended			For the year ended
	December 31,			December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-earning deposits	$(20)	$51	$31	$13	$(3)	$10
Total short term earning assets	(20)	51	31	13	(3)	10
Investment securities	(791)	(298)	(1,089)	(1,560)	(14)	(1,574)
Loans and leases
Commercial demand loans	2,276	255	2,531	123	(66)	57
Commercial mortgages	2,344	(535)	1,809	2,337	(180)	2,157
Residential and home equity loans	132	40	172	368	1	369
Leases receivables	534	(55)	479	1,003	(136)	867
Tax certificates	(136)	(267)	(403)	(517)	(169)	(686)
Consumer loans	(4)	2	(2)	31	(3)	28
Loan fees	(105)	—	(105)	(19)	—	(19)
Total loans and leases	5,041	(560)	4,481	3,326	(553)	2,773
Total increase (decrease) in interest income	$4,230	$(807)	$3,423	$1,779	$(570)	$1,209
Interest expense
Deposits
NOW and money market	$39	$56	$95	$8	$54	$62
Savings	269	140	409	27	62	89
Certificates of deposit	(76)	91	15	(146)	197	51
Total deposits	232	287	519	(111)	313	202
Borrowings
Borrowings	107	102	209	(270)	52	(218)
Subordinated debentures	—	103	103	—	16	16
Total borrowings	107	205	312	(270)	68	(202)
Total increase in interest expense	$339	$492	$831	$(381)	$381	$-
Total increase (decrease) in net interest income	$3,891	$(1,299)	$2,592	$2,160	$(951)	$1,209

Provision (Credit) for Loan and Lease Losses

For 2016 we recorded a provision for loan and lease losses of $1.2 million compared to a credit of $748 thousand in 2015. The 2016 provision was primarily attributable to loan growth, specific reserves on the leasing portfolio, and net charge-off activity within the leasing and tax certificate portfolios.  We recorded $1.3 million in gross charge-offs in 2016 compared to $2.5 million in 2015.  The charge-offs in both periods were primarily related to specific reserves.  Growth in the loan portfolio may require provisions to the allowance for loan and lease losses in future periods.

Non-interest Income

Non-interest income includes service charges on depositors’ accounts, leasing commissions, and fees for various services such as wire transfers, cash management and debit card processing.   In addition, other forms of non-interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”) and company owned life insurance  (“COLI”).  Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, loans, and premises and equipment. From period to period these sources of income may vary considerably.  Service charges on depositors’ accounts and other fees are periodically reviewed by management to remain competitive with other local banks.

For 2016, total non-interest income was $4.3 million and increased $1.2 million, or 38.4%, from $3.1 million for 2015.  Income from Company owned life insurance policies grew $669 thousand from $497 thousand for 2015 to $1.2 million for 2016.  During 2016, we received $748 thousand in insurance proceeds related to a former employee covered by a BOLI policy.  We recorded $273 thousand in income from these proceeds.  Net gains on the sale of investment securities increased $531 thousand from $900 thousand in 2015 to $1.4 million for 2016. Included in the $1.4 million of net gains on investment securities were distributions from two private equity investments that resulted in net gains of $1.1 million. Service charges and fees increased $235 thousand to $1.4 million for 2016 and were mostly related to the leasing portfolio.

Partially offsetting these positive items was an increase in other-than-temporary impairment (“OTTI”) charges on the investment portfolio of $176 thousand related to investments in private equity real estate funds and a decline of $324 thousand in gains on the sale of premises and equipment. In 2015, we sold a Company owned building adjacent to our Narberth location and recorded a gain of $324 thousand.  There were no sales of premises and equipment in 2016.

Non-interest Expense

Non-interest expense was $20.0 million for 2016 and decreased $988 thousand, or 4.7%, from $21.0 million for 2015.  During 2016, we recorded a credit for unfunded loan commitments of $333 thousand compared to a provision for unfunded loan commitments of $425 thousand for 2015.  The improvement of $758 thousand was due to a decline in the historical loss rates applied in the calculation of the reserve for unfunded loan commitments.  Net OREO expenses, which include property related expenses, net gains on sales, and impairment charges decreased $427 thousand ($77 thousand in 2016 versus $504 thousand in 2015).  Net gains on the sales of OREO decreased $241 thousand and was more than offset by decreases in OREO impairment charges and OREO expenses of  $442  thousand and $226 thousand, respectively.  We recorded net gains on the sale of OREO of $678 thousand in 2016 compared to $919 thousand in net gains on the sale of OREO in 2015.  In 2016, we sold an OREO tax lien property with a carrying value of $3.2 million and recorded a gain of $645 thousand. Additionally, in 2016 we reversed a $200 thousand contingency accrual related to an OREO property that was sold in a previous reporting period.  During 2016, Management determined that the contingency no longer exists and therefore was reversed.

Partially offsetting the decrease in non-interest expense were increases in professional and legal fees and communications and data processing expenses. Professional and legal fees increased $246 thousand ($2.0 million in 2016 versus $1.7 million in 2015) and was largely due to leasing correspondant fees and the resolution of problem assets.  Communications and data processing expenses increased $206 thousand from $798 thousand for 2015 to $1.0 million for 2016 as a result of technology investments.

Accounting for Income Tax Expense

In 2016, we recorded a tax benefit of $1.8 million compared to $5.1 million for 2015.  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We are required to establish a valuation allowance for DTAs and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to 2015, a full valuation allowance was recorded against the DTA based on the available evidence at that time.  Management performs this analysis on an annual basis and quarterly monitors if significant events occur which would affect the ability to utilize these DTAs in the future.  Based on the analysis of the DTAs at December 31, 2016, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future.  As a result of this conclusion, we released $1.9 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense, which was partially offset by the current income expense for the year. In 2015, we released $5.4 million of our valuation allowance.  In accordance with ASC 740, we considered the following sources of income in reaching our conclusion:

•	Future reversal of temporary differences
•	Future taxable income exclusive of reversing temporary differences and carryforwards
•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law
•	Potential tax-planning strategies

The positive evidence that outweighed the negative evidence in management’s assessment included, but was not limited to, the following:

•	Positive cumulative pre-tax earnings over the prior three year period ended December 31, 2016.
•	Improvement in asset quality and net interest income.
•	Management’s consistent ability to exceed annual forecasted financial results.
•	Significant reductions in historical credit-related losses and investment impairment.
•	Net operating loss carryforwards do not begin to expire until 2028.

As of December 31, 2016 and December 31, 2015 the valuation allowance for deferred tax assets totaled $26.6 million and $30.6 million, respectively.  The ability to recognize the remaining DTAs that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. There can be no assurance, however, as to when we could be in a position to reverse the remaining DTA valuation allowance. The deferred tax assets, net of valuation allowances, totaled $7.9 million and $5.7 million at December 31, 2016 and 2015, respectively.

The Company’s effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2016 and 2015 was 2% and 0%, respectively.  In general our effective tax rate is different from the federal statutory rate primarily due to the valuation allowance, which was $26.6 million as of December 31, 2016. For more information refer to “Note 12 - Income Taxes” to the Consolidated Financial Statements in Item 8 of this Report.

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

•

Community Bank segment: At December 31, 2016, the Community Bank segment had total assets of $823.8 million, an increase of $49.5 million, or 6.4%, from $774.3 million at December 31, 2015.  Total deposits increased $51.6 million, or 8.9%, from $577.9 million at December 31, 2015 to $629.5 million at December 31, 2016.  Net interest income for 2016 was $26.4 million compared to $23.7 million for 2015 representing an increase of $2.7 million, or 11.6%. The improvement in net interest income was primarily attributed to an increase in interest income due to the growth and change in the composition of average interest-earning assets. The provision for loan and lease losses was $1.2 million in 2016 compared to a credit of $846 thousand for 2015. The provision was due to loan growth, specific reserves on the leasing portfolio, and net charge-off activity within the leasing portfolio. For 2016, total non-interest income was $4.2 million compared to $2.8 million for 2015.  The increase was mostly attributed to increases of $669 thousand and $531 thousand in income from Company owned life insurance policies and in the net gains on the sale of investment securities, respectively.  Partially mitigating these improvements was an increase in OTTI charges on the investment portfolio of $176 thousand related to investments in private equity real estate funds and a decline of $324 thousand in gains on the sale of premises and equipment.   For 2016 and 2015, total non-interest expense was $19.5 million and $19.8 million, respectively. During 2016, we recorded a credit for unfunded loan commitments of $333 thousand compared to a provision for unfunded loan commitments of $425 thousand for 2015, which resulted in an  improvement of $758 thousand.  Partially offsetting this change was a $305 increase in professional and legal fees, which was largely due to leasing correspondant fees and the resolution of problem assets. In 2016 and 2015, we released $1.9 million and $5.4 million of our valuation allowance previously recorded on the net DTAs, respectively.  As a result of this transaction, the net tax benefit recorded for 2016 was $1.7 million compared to $5.1 million for 2015. Net income for 2016 was $11.1 million compared to $12.2 million for 2015.

•

Tax Liens segment:  At December 31, 2016, the Tax Liens segment had total assets of $8.7 million compared to $14.0 million at December 31, 2015 representing a decrease of $5.3 million, or 37.9%.  The Tax Liens segment had net interest expense of $345 thousand in 2016 compared to $181 thousand for 2015.  The provision for lien losses decreased $78 thousand from $98 thousand in 2015 to $20 thousand in 2016.  The improvement in the 2016 provision was mostly related to the declining portfolio balance. Total non-interest income was $58 thousand in 2016 compared to $271 thousand in 2015.  Total non-interest expense decreased $731 thousand from $1.2 million in 2015 to $503 thousand for 2016. Net OREO expenses decreased $301 thousand while professional and legal fees declined $215 thousand in 2015.  Additionally, in 2016 the Tax Lien segmeent reversed a $200 thousand contingency accrual related to an OREO property that was sold in a previous reporting period.  During 2016, Management determined that the contingency no longer exists and therefore was reversed.  Net loss attributed to the tax liens segment was $700 thousand in 2016 compared to $1.2 million for 2015.

Financial Condition

Total assets grew $44.2 million to $832.5 million at December 31, 2016 from $788.3 million at year-end 2015.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash in interest bearing and non-interest bearing accounts in banks.  Cash and cash equivalents declined $4.2 million from $25.4 million at December 31, 2015 to $21.2 million at December 31, 2016.  The average balance of cash and cash equivalents was approximately $26.0 million for 2016 versus $30.3 million for 2015. Almost half of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds.  The excess cash is invested daily in money market funds.  The decrease in cash and cash equivalents was mainly associated with the funding of loan originations.

Investment Securities Available for Sale (“AFS”)

AFS investment securities represented 25.6% of average interest earning assets during 2016 and consisted of government secured agency bonds, government secured mortgage-backed securities, collateralized mortgage obligations (“CMOs”), municipal bonds, domestic corporate debt, and third party managed equity funds.  At December 31, 2016, AFS investment securities were $169.9 million with a net unrealized loss of $1.1 million compared to $224.1 million with a net unrealized loss of $41 thousand at December 31, 2015.  The $54.2 million reduction in investment securities was mostly due to the reinvestment of cash flows from sales, principal payments, and calls into loans.  The increase in net unrealized loss was predominantly impacted by a $1.1 million increase in the unrealized loss on agency CMOs.  Additionally, the net unrealized gain on other securities decreased $445 thousand as some of the funds were sold and gains realized as a result of these sales.  Our AFS securities carry lower coupons and their market value was negatively impacted by an increase in the 10-year Treasury yield from 2.27% at December 31, 2015 to 2.45% at December 31, 2016.  Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.

The following tables present the consolidated amortized cost and approximate fair value at December 31, 2016 and 2015, respectively, for each major category of the Company’s AFS investment securities portfolio.

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	Cost	gains	loss	Value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	Cost	gains	loss	Value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

The contractual maturity distribution and weighted average coupon rate of our AFS debt securities at December 31, 2016 are presented in the following table.  Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2016
	Within one year		After one year, but within five years		After five years, but within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. government agencies	$—	—%	$966	1.39%	$—	—%	$—	—%	$966	1.39%
Mortgage-backed securities-residential	—	—%	6,057	3.14%	—	—%	981	3.08%	7,038	3.14%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	1,746	4.09%	59,415	3.49%	84,179	3.21%	219	2.91%	145,559	3.24%
Non-agency	—	—%	2,284	0.89%	1,751	0.89%	—	—%	4,035	1.93%
Corporate bonds	—	—%	700	2.25%	—	—%	1,001	5.00%	1,701	3.87%
Municipal bonds	—	—%	3,567	4.04%	5,141	3.49%	—	—%	8,708	3.72%
Total AFS debt securities	$1,746	4.09%	$72,989	3.13%	$91,071	3.23%	$2,201	3.95%	$168,007	3.21%

We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  Non-agency collateralized mortgage obligations may be evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) our intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  If we intend to sell a security or will be required to sell a security, the OTTI is recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If we do not intend to sell a security and it is not more likely than not that we will be required to sell a security before the recovery of its amortized cost basis, the OTTI is separated into two amounts, the credit related loss and the loss related to other factors.  The credit related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income. We recorded an OTTI charge of $190 thousand related to private equity investments in 2016 compared to $14 thousand in 2015.

Loans and Lease Financing Receivables

Our primary earning assets are loans, representing approximately 72.7% of average interest-earning assets during 2016.  We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We also have participated with other financial institutions in selected construction and land development loans outside these geographic areas.  The loan portfolio consists primarily of commercial demand loans and commercial mortgages secured by real estate, leases, and to a significantly lesser extent, tax liens and residential loans comprised of one to four family residential and home equity loans.  We have a concentration of credit risk in commercial real estate and construction and land development loans, which represented 57.3% of total loans at December 31, 2016 compared to 54.8% of total loans at December 31, 2015.

During 2016, total loans grew $102.9 million from $499.1 million at December 31, 2015 to $602.0 million at December 31, 2016.  The growth was attributed to new loan originations partially offset by balances being paid down, payoffs, charge-offs, and transfers to OREO.

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

In the past we have made loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  There were no related party loans outstanding at December 31, 2016 and 2015.

The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
Commercial real estate	$261,561	43.4%	$225,679	45.2%	$175,038	42.2%	$148,293	40.5%	$167,115	48.5%
Construction and land development	83,369	13.8%	47,984	9.6%	45,662	11.0%	45,261	12.3%	37,215	10.8%
Commercial and industrial	108,146	18.0%	85,980	17.2%	76,489	18.4%	79,589	21.7%	40,560	11.8%
Multi-family	23,389	3.9%	16,249	3.3%	13,823	3.3%	11,737	3.2%	11,756	3.4%
Residential real estate	56,899	9.5%	51,588	10.3%	42,992	10.4%	25,535	7.0%	24,981	7.3%
Leases	61,838	10.3%	64,341	12.9%	51,583	12.4%	42,524	11.6%	37,347	10.8%
Tax certificates	3,705	0.6%	4,755	1.0%	7,191	1.7%	12,716	3.5%	24,569	7.1%
Consumer	3,102	0.5%	2,527	0.5%	2,354	0.6%	826	0.2%	1,139	0.3%
Total gross loans and leases	$602,009	100.0%	$499,103	100.0%	$415,132	100.0%	$366,481	100.0%	$344,682	100.0%
Unearned income*	—		—		—		—		(517)
Loans and leases	$602,009		$499,103		$415,132		$366,481		$344,165
Allowance for loan and lease losses	(10,420)		(9,689)		(11,708)		(13,671)		(17,261)
Total net loans and leases	$591,589		$489,414		$403,424		$352,810		$326,904

*For the 2013 through 2016 periods, unearned income was allocated among the various loan types.

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

Non-performing assets

The following table presents the principal amounts of non-accrual loans held for investment and other real estate owned:

	As of December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans (1)	$6,007	$5,492	$9,813	$10,157	$21,432
Other real estate owned	3,536	7,435	9,779	9,617	13,435
Total non-performing assets	$9,543	$12,927	$19,592	$19,774	$34,867
Non-performing assets to total assets	1.15%	1.64%	2.67%	2.70%	4.53%
Non-performing loans to total loans	1.00%	1.10%	2.36%	2.77%	6.23%
Allowance for loan loss to non-accrual loans	173.46%	176.42%	119.31%	134.60%	80.54%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for 2016 is set forth below:

	For the year ended December 31, 2016
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Commercial real estate	$1,495	$343	$(869)	$(84)	$—	$885
Construction and land development	145	—	(1)	—	—	144
Commercial and industrial	751	189	(180)	(108)	—	652
Residential real estate	889	32	(283)	(40)	(28)	570
Leases	1,087	2,713	(1,022)	(929)	—	1,849
Tax certificates	1,125	1,743	(279)	(139)	(543)	1,907
Total non-accrual loans	$5,492	$5,020	$(2,634)	$(1,300)	$(571)	$6,007

Total non-accrual loans at December 31, 2016 were $6.0 million compared to $5.5 million at December 31, 2015.  The $515 thousand increase in non-accrual loans was the result of  $5.0 million in additions that was partially offset by a $2.6 million reduction in existing non-accrual loan balances through payments or payoffs, $1.3 million in charge-offs related to impairment, and transfers to OREO of $571 thousand. The majority of the new non-accrual activity and transfers to OREO originated from the leasing and tax certificate portfolios.  Tax certificates, leases and commercial real estate represented 31.7%, 30.8%, and 14.7%, respectively, of the total $6.0 million in non-accrual loans at December 31, 2016.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  For all classes of loans receivable, with the exception of tax certificates, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Impaired loans include TDRs. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis. We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, we do not recognize interest income. If interest had accrued on these loans, such income would have been approximately $583 thousand and $703 thousand for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had no loans past due 90 days or more on which interest continues to accrue.    Total cash collected on impaired loans during the year ended December 31, 2016 and 2015 was $1.8 million and $9.6 million respectively, of which $1.7 million and $8.4 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans and leases:

	As of December 31,
(In thousands)	2016	2015
Impaired loans and leases with a valuation allowance	$2,509	$2,414
Impaired loans and leases without a valuation allowance	4,446	4,777
Total impaired loans and leases	$6,955	$7,191
Valuation allowance related to impaired loans and leases	$368	$398

	For the year ended
	December 31,
(In thousands)	2016	2015
Average investment in impaired loans and leases	$6,244	$11,703
Interest income recognized on impaired loans and leases	$111	$279
Interest income recognized on a cash basis on impaired loans and leases	$—	$234

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  At December 31, 2016, the Company had five TDRs, with a total carrying value of $2.1 million compared to six TDRs with a total carrying value of $2.6 million at December 31, 2015.  The $465 thousand decline in TDRs was mainly due to principal payments and one payoff.  Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2016.

	As of December 31, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$19	$—	$19
Construction and land development	1	—	144	144
Commercial and industrial	2	1,692	173	1,865
Residential real estate	1	83	—	83
Total	5	$1,794	$317	$2,111

At December 31, 2016, there were no TDRs modified within the past 12 months, for which there was a payment default. At December 31, 2015, the one construction and land development TDR, cited in the above table, was not in compliance with its restructured terms due to payment defaults. We did not have any newly restructured loans that fit the criteria for classification as a TDR during the years ended December 31, 2016 and 2015.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure. As of December 31, 2016, we have a foreclosed residential real estate property with a carrying value of $28 thousand as a result of physical possession. However, as of December 31, 2016, we had residential mortgage loans with a carrying value of $104 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $2.2 million and $3.3 million at December 31, 2016 and December 31, 2015, respectively.

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

The amount of the allowance is reviewed and approved by the CLO, CFO, and the UCAO on at least a quarterly basis.  Management believes that the allowance for loan and lease losses at December 31, 2016 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary.  These changes could be based in the credits comprising the portfolio and changes in the financial condition of borrowers, as the result of changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended
	December 31,
(In thousands, except percentages)	2016	2015	2014	2013	2012

Total Loans	$602,009	$499,103	$415,132	$366,481	$344,165
Daily average loan balance	$551,161	$450,094	$383,582	$367,219	$384,440

Allowance for loan and lease losses:
Balance at beginning of year	$9,689	$11,708	$13,671	$17,261	$16,380
Charge-offs
Commercial real estate	(84)	(622)	(354)	(1,684)	(1,313)
Construction and land development	—	(264)	(172)	(820)	(2,452)
Commercial and industrial	(107)	(566)	(452)	(383)	(586)
Multi-family	—	—	—	—	(542)
Residential real estate	(40)	—	—	(46)	(111)
Leases	(930)	(612)	(793)	(382)	(465)
Tax certificates	(139)	(471)	(350)	(578)	(802)
Total charge-offs	(1,300)	(2,535)	(2,121)	(3,893)	(6,271)
Recoveries
Commercial real estate	201	380	—	600	3
Construction and land development	306	503	940	297	816
Commercial and industrial	174	282	27	17	67
Residential real estate	35	20	15	158	208
Leases	57	26	42	29	32
Tax certificates	14	53	1	74	29
Consumer	2	—	—	—	—
Total recoveries	789	1,264	1,025	1,175	1,155
Net charge offs	(511)	(1,271)	(1,096)	(2,718)	(5,116)
Provision (credit) for loan and lease losses	1,242	(748)	(867)	(872)	5,997
Balance at end of year	$10,420	$9,689	$11,708	$13,671	$17,261
Net charge-offs to average loans	0.09%	0.28%	0.29%	0.74%	1.33%
Allowance to total loans at end of year	1.73%	1.94%	2.82%	3.73%	5.02%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2016		2015		2014		2013		2012
(In thousands, except percentages)	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans
Commercial real estate	$3,295	43.4%	$3,622	45.2%	$4,452	42.2%	$5,498	40.5%	$8,750	48.5%
Construction and land development	2,294	13.8%	1,674	9.6%	2,292	11.0%	2,316	12.3%	2,987	10.8%
Commercial and industrial	1,346	18.0%	1,513	17.2%	1,780	18.4%	3,006	21.7%	1,924	11.8%
Multi-family	263	3.9%	171	3.3%	285	3.3%	402	3.2%	654	3.4%
Residential real estate	656	9.5%	586	10.3%	616	10.4%	473	7.0%	1,098	7.3%
Leases	2,295	10.3%	1,749	12.9%	1,429	12.4%	1,223	11.6%	1,108	10.8%
Tax certificates	242	0.6%	347	1.0%	667	1.7%	555	3.5%	472	7.1%
Consumer	29	0.5%	27	0.5%	38	0.6%	15	0.2%	29	0.3%
Unallocated	—	—	—	—	149	0.0%	183	0.0%	239	0.0%
Total	$10,420	100.0%	$9,689	100.0%	$11,708	100.0%	$13,671	100.0%	$17,261	100.0%

For 2016 we recorded a provision for loan and lease losses of $1.2 million compared to a credit of $748 thousand in 2015. The 2016 provision was primarily attributable to loan growth, specific reserves on the leasing portfolio, and net charge-off activity within the leasing and tax certificate portfolios.  We recorded $511 thousand in net charge-offs in 2016 compared to $1.3 million in 2015.  The decline in net charge-offs was primarily related to a $1.2 million decrease in charge-offs year over year.  There were no significant changes in the impairment analyses of impaired loans collateralized by real estate, that required new or further write downs of the carrying value. Tax certificates, leases and commercial real estate, represented 31.8%, 30.8%, and 14.7%, respectively, of the total $6.0 million in non-accrual loans at December 31, 2016.  Commercial real estate, tax certificates and leases represented 27.2%, 20.5%, and 19.8%, respectively, of the total $5.5 million in non-accrual loans at December 31, 2015.  Total charge-offs recorded in 2016 related to leases and to construction and land development loans and commercial real estate loans were $930 thousand, or 71.5%, and $84 thousand, or 6.5%, respectively, of total charge-offs in 2016.  Total charge-offs recorded in 2015 related to leases and to construction and land development loans and commercial real estate loans were $612 thousand, or 24.1%, and $886 thousand, or 35.0%, respectively, of total charge-offs in 2015.

Other Real Estate Owned (“OREO”)

At December 31, 2016, OREO is comprised of two real estate properties acquired through, or in lieu of foreclosure in settlement of loans and 41 real estate properties acquired through foreclosure related to tax liens.  Set forth below is a table which detail the changes in OREO from December 31, 2015 to December 31, 2016.

	For the year ended December 31, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(7)	(5,458)	(5,465)
Net gains on sales	1	677	678
Transfers in	28	831	859
Cash additions	—	290	290
Impairment charge	(6)	(255)	(261)
Ending balance	$236	$3,300	$3,536

At December 31, 2016, OREO was comprised of $208 thousand in land, $3.3 million in tax liens, and $28 thousand in residential real estate related to a single family home.  During 2016, we sold one residential condominium. We received $7 thousand in net proceeds and recorded a net gain of $1 thousand as a result of this sale.  During 2016, we recorded impairment charges of $6 thousand on the land parcel due to a recent appraisal.  In 2016, we foreclosed on one single family home.

At December 31, 2016, OREO assets acquired through the tax lien portfolio were comprised of 41 properties, were valued at $3.3 million, and were primarily located in New Jersey.  In 2016, we transferred $831 thousand to OREO, which represented ten separate properties.  During 2016, the Company sold 28 of the tax lien properties, received proceeds of $5.5 million, and recorded net gains of $677 thousand as a result of these sales. Additionally, we recorded impairment charges of $255 thousand in 2016 related to the tax lien properties.  At December 31, 2015, OREO assets acquired through the tax lien portfolio were $7.2 million and were comprised of 60 properties.

The Company is working to satisfactorily sell the remaining OREO properties.  However, we recognize that the successful disposition of the properties, specifically the land, will likely take considerable time.

Other Assets

Other assets were $10.7 million and $9.1 million at December 31, 2016 and December 31, 2015, respectively.  The $1.5 million increase in other assets was mainly due to the $2.2 million increase in the net deferred tax asset at December 31, 2016.  Please see discussion under “Accounting for Income Taxes.”

Deposits

Our customer deposits are an important source of funding. Total deposits of $629.5 million at December 31, 2016 increased $51.6 million, or 8.9%, from $577.9 million at December 31, 2015.  Savings accounts grew $31.4 million, or 58.2%, from $53.8 million at December 31, 2015 to $85.2 million at December 31, 2016. Non-interest checking accounts grew $14.3 million, or 17.2%, to $97.8 million at December 31, 2016 from $83.5 million at December 31, 2015.  NOW and money market accounts increased $5.3 million while time deposit accounts of $207.7 million at December 31, 2015 grew $4.2 million to $211.9 million at December 31, 2016.  During 2016, we replaced our terminated $25.0 million brokered checking deposit arrangement with $21.5 million in brokered certificates of deposit.

The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2016		2015		2014
(In thousands, except percentages)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits
Non-interest bearing	$83,215	-	$77,052	-	$66,221	-
Interest-bearing (NOW)	62,773	0.27%	50,570	0.18%	42,443	0.11%
Money market deposits	159,853	0.40%	160,701	0.39%	166,245	0.34%
Savings deposits	74,520	0.71%	30,023	0.40%	18,765	0.17%
Certificates of deposit	212,166	1.41%	217,688	1.36%	228,754	1.28%
Total deposits	$592,527		$536,034		$522,428

The remaining maturity of Certificates of Deposit of $100,000 or greater is presented below:

	As of December 31,
(In thousands)	2016	2015
Three months or less	$14,226	$10,795
Over three months through twelve months	47,621	28,436
Over twelve months through five years	53,455	45,973
Over five years	227	2,085
Total	$115,529	$87,289

Short and Long Term Borrowings

	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Short term borrowings	$19,000	$9,000	$—	$10,000	$—
Long term borrowings
Other borrowings	35,000	36,970	37,426	42,881	43,333
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	50,000	45,000	55,000	55,000	65,000
Total borrowings	$129,774	$116,744	$118,200	$133,655	$134,107

FHLB Borrowings

Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances).  Total FHLB borrowings were $69.0 million and $54.0 million at December 31, 2016 and 2015, respectively.  The maturity dates of the FHLB borrowings range from 2017 through 2021.  The weighted average rate on the outstanding FHLB borrowings at December 31, 2016 was 1.36% compared to 1.35% at December 31, 2015.

Other Borrowings

We had a note payable with PNC Bank (“PNC”) in the amount of $2.0 million at December 31, 2015.  The note was paid on its maturity date of August 25, 2016.  The interest rate was a variable rate equal to one month LIBOR + 15 basis points and adjusted monthly. At December 31, 2016 and 2015, we had other borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgaged-backed securities and have a weighted average interest rate of 3.65%.  As of December 31, 2016, investment securities with a market value of $39.5 million were pledged as collateral to secure all borrowings with PNC.

Royal Bank also has $20.0 million in lines of credit with two local financial institutions, of which $0 was outstanding,  at December 31, 2016 and December 31, 2015.

Subordinated Debentures

We have outstanding $25.8 million of trust preferred securities which have a maturity date of October 2034.  The interest rate resets quarterly at 3-month LIBOR plus 2.15% and was 3.11% at December 31, 2016.

Other Liabilities

At December 31, 2016, other liabilities were $20.2 million.  The largest component of other liabilities is the $15.3 million in unfunded benefit obligation related to our pension plan. We plan to fund a substantial portion of this obligation through existing Company owned life insurance policies. For more information refer to “Note 17 - Pension Plan” to the Consolidated Financial Statements in Item 8 of this Report.

Shareholders’ Equity

Shareholders’ equity attributable to the Company declined $20.3 million, or 28.2%, from $71.9 million at December 31, 2015 to $51.6 million at December 31, 2016. We repurchased or redeemed the remaining 18,856 shares of Series A preferred stock from time to time during 2016 as shares became available for purchase and we received the required regulatory approvals to repurchase such shares. We paid $29.5 million to repurchase the outstanding shares and eliminated future dividends on these shares. Of lesser impact to shareholders’ equity attributable to the Company, was a $1.3 million increase in accumulated other comprehensive loss. The other comprehensive loss was mostly related to a decline in the valuation of the investment portfolio.  Partially offsetting these factors was net income of $10.4 million for 2016.  The distributions to non-controlling interests of $359 thousand and $524 thousand for 2016 and 2015, respectively, were to the 40% owners of RBA Leasing and were for tax distributions.

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

We generally target liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively. At December 31, 2016, liquidity as a percent of deposits was 57% and liquidity as a percent of total liabilities was 47%.  At December 31, 2015, liquidity as a percent of deposits was 67% and liquidity as a percent of total liabilities was 55%.  Management believes that our liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy.  Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands.  However, any financial institution could have unmet liquidity demands at any time.

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

Contractual Obligations and Other Commitments:  The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2016.  The allocation of the non-maturity deposits is based on an annual deposit decay study completed in 2016.

	As of December 31, 2016
(In thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
Operating leases	$5,453	$1,215	$1,862	$1,063	$1,313
FHLB borrowings (1)	70,791	44,926	10,518	15,347	-
PNC Bank (1)	36,317	1,296	35,021	-	-
Subordinated debt	25,774	-	-	-	25,774
Benefit obligations	15,263	1,005	2,044	2,251	9,963
Standby letters of credit	37	37	-	-	-
Non-interest bearing deposits	97,859	97,859	-	-	-
Interest-bearing deposits	298,310	130,524	167,786	-	-
Certificates of deposit	233,377	115,673	75,605	40,194	1,905
Total	$783,181	$392,535	$292,836	$58,855	$38,955

((1) Includes principal and expected interest payments

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2016 and the previous 25 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (“OCC”).

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	As of December 31,
	2016	2015

Total risk based capital ratio	12.185%	15.802%
Tier 1 risk based capital ratio	10.919%	14.546%
Leverage ratio	8.573%	10.589%
Common equity Tier 1 ratio	11.068%	10.641%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the year ended	For the year ended
(In thousands)	December 31, 2016	December 31, 2015
RAP net income	$8,775	$9,161
Tax lien adjustment, net of noncontrolling interest	1,544	1,973
U.S. GAAP net income	$10,319	$11,134

	At December 31, 2016		At December 31, 2015
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	12.185%	12.405%	15.802%	16.109%
Tier 1 capital (to risk-weighted assets)	10.919%	11.139%	14.546%	14.853%
Tier 1 capital (to average assets, leverage)	8.573%	8.750%	10.589%	10.824%
Common equity Tier 1 (to risk-weighted assets)	11.068%	11.040%	10.641%	10.962%

The tables below reflect the Company’s capital ratios and the Company’s performance ratios:

	As of December 31,
	2016	2015

Total risk based capital ratio	13.302%	18.574%
Tier 1 risk based capital ratio	10.812%	17.129%
Leverage ratio	8.488%	12.444%
Common equity Tier 1 ratio	7.992%	9.366%

Capital performance
Return on average assets	1.29%	1.49%
Return on average equity	15.19%	16.81%

We have filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the year ended	For the year ended
(In thousands)	December 31, 2016	December 31, 2015
U.S. GAAP net income	$10,375	$10,993
Tax lien adjustment, net of noncontrolling interest	(1,544)	(1,973)
RAP net income	$8,831	$9,020

	At December 31, 2016		At December 31, 2015
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	13.302%	13.084%	18.574%	18.277%
Tier 1 capital (to risk-weighted assets)	10.812%	10.512%	17.129%	16.710%
Tier 1 capital (to average assets, leverage)	8.488%	8.248%	12.444%	12.127%
Common equity Tier 1 (to risk-weighted assets)	7.992%	8.012%	9.366%	9.040%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At December 31, 2016, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.  Royal Bank met the criteria for a well-capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.

Management Options to Purchase Securities

The 2007 Long-Term Incentive Plan was approved by shareholders at the 2007 Annual Meeting.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 4.0% of total outstanding shares of the Class A common stock.  As of December 31, 2016, options to purchase 217,139 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant.  The options are exercisable based on the vesting schedule of the specific grant and begin one year after the date of grant.  The options must be exercised within ten years of the grant.  At December 31, 2016, 217,139 of the options that have been granted are outstanding.  The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if we achieve specific goals set by the Compensation Committee and approved by the Board of Directors. At December 31, 2016, 25,000 shares of restricted stock were outstanding.

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

The simulation model indicates that we are outside of our policy limits in the EVE increasing rate scenarios for 200, 300 and 400 basis points but within policy limits for rates up 100 basis points.  We are within our policy limits for all changes in net interest income scenarios.  The cause of the EVE policy exceptions is primarily related to extension risk within the Company’s investment portfolio; the demand for fixed rate loans in this sustained low rate environment; the composition of deposits, and the lower capital from the transactions associated with the repurchase of the Series A Preferred Stock.  In a rising interest rate environment general expectations are for prepayments of principal to slow down which cause the life of the our mortgage-backed and CMO securities to extend.  Management continues to work on changing the mix of interest-earning assets to mitigate this risk.

In December 2016, the Federal Reserve Bank raised short-term interest rates 25 basis points.  We do not expect this singular event to have a significant impact on net interest income in 2017.  Based on the simulation results below we expect to remain within our policy limits for changes in net interest income due to changes in rates.  The calculated estimates of changes in the EVE as of December 31, 2016 and net interest income for 2016 for Royal Bank are as follows:

(In thousands, except percentages)	As of December 31, 2016
Changes in Rates	Economic Value of Equity	Percent of Change	Policy Limits
+ 400 basis points	$26,857	(64.8%)	+/- 45%
+ 300 basis points	38,181	(50.0%)	+/- 35%
+ 200 basis points	50,443	(33.9%)	+/- 25%
+ 100 basis points	63,397	(16.9%)	+/- 15%
Flat rate	76,326	0.0%	N/A
- 100 basis points	81,536	6.8%	+/- 15%
- 200 basis points	76,467	0.2%	+/- 25%

(In thousands, except percentages)	Net Interest Income for 2016
Changes in Rates	Net Interest Income	Percent of Change	Policy Limits
+ 400 basis points	$27,591	(3.5%)	+/- 40%
+ 300 basis points	27,868	(2.5%)	+/- 30%
+ 200 basis points	28,144	(1.6%)	+/- 20%
+ 100 basis points	28,409	(0.6%)	+/- 10%
Flat rate	28,589	0.0%	N/A
- 100 basis points	27,972	(2.2%)	+/- 10%
- 200 basis points	26,739	(6.5%)	+/- 20%

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2016, and the difference or “GAP” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At December 31, 2016, we were in a liability sensitive position of $19.9 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.

	As of December 31, 2016
(In millions)	0 – 90 days	91 – 365 days	One to five years	Over five years	Non-rate sensitive	Total
Assets (1)
Interest-earning deposits in banks	$8.1	$-	$-	$-	$13.1	$21.2
Investment securities	9.8	21.4	79.1	60.1	(0.5)	169.9
Loans: (2)
Fixed rate	22.5	54.1	230.1	136.0	(10.4)	432.3
Variable rate	159.3	-	-	-	-	159.3
Total loans	181.8	54.1	230.1	136.0	(10.4)	591.6
Other assets (3)	-	20.8	-	-	29.0	49.8
Total Assets	$199.7	$96.3	$309.2	$196.1	$31.2	$832.5
Liabilities & Capital
Deposits:
Non-interest bearing deposits	-	-	-	-	97.9	97.9
Interest-bearing deposits	32.6	97.9	167.8	-	-	298.3
Certificate of deposits	31.4	84.2	115.8	1.9	-	233.3
Total deposits	64.0	182.1	283.6	1.9	97.9	629.5
Borrowings (1)	59.8	10.0	60.0	-	-	129.8
Other liabilities	-	-	-	-	20.9	20.9
Capital	-	-	-	-	52.3	52.3
Total liabilities & capital	$123.8	$192.1	$343.6	$1.9	$171.1	$832.5
Net interest rate GAP	$75.9	$(95.8)	$(34.4)	$194.2	$(139.9)
Cumulative interest rate GAP	$75.9	$(19.9)	$(54.3)	$139.9
GAP to total assets	9%	(12%)
GAP to total equity	145%	(183%)
Cumulative GAP to total assets	9%	(2%)
Cumulative GAP to total equity	145%	(38%)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 22, 2017

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$13,146	$10,394
Interest-earning deposits	8,084	15,026
Total cash and cash equivalents	21,230	25,420
Investment securities available for sale (“AFS”), at fair value	169,854	224,067
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	3,216	2,545
Loans and leases (“LHFI”)	602,009	499,103
Less allowance for loan and lease losses	10,420	9,689
Net loans and leases	591,589	489,414
Company owned life insurance	20,781	19,899
Accrued interest receivable	3,968	4,149
Other real estate owned (“OREO”), net	3,536	7,435
Premises and equipment, net	5,398	3,959
Other assets	10,663	9,145
Total assets	$832,485	$788,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$97,859	$83,529
Interest-bearing	531,687	494,363
Total deposits	629,546	577,892
Short-term borrowings	19,000	9,000
Long-term borrowings	85,000	81,970
Subordinated debentures	25,774	25,774
Accrued interest payable	711	709
Other liabilities	20,181	20,640
Total liabilities	780,212	715,985
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value per share, 500,000 shares authorized, 0 and 18,856 shares outstanding at December 31, 2016 and December 31, 2015, respectively	—	18,856
Class A common stock, par value $2 per share, authorized 40,000,000 shares; issued 28,242,055 and 28,204,182 at December 31, 2016 and December 31, 2015, respectively, and outstanding of 27,887,024 and 27,828,849 at December 31, 2016 and December 31, 2015, respectively	56,484	56,408
Class B common stock, par value $ 0.10 per share, authorized 3,000,000 shares; issued and outstanding, 1,924,629 and 1,928,289 at December 31, 2016 and December 31, 2015, respectively	193	193
Additional paid in capital	99,667	110,494
Accumulated deficit	(94,512)	(104,879)
Accumulated other comprehensive loss	(5,219)	(3,919)
Treasury stock - at cost, shares of Class A, 355,031 and 375,333 at December 31, 2016 and December 31, 2015, respectively	(4,965)	(5,249)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	51,648	71,904
Noncontrolling interest	625	394
Total equity	52,273	72,298
Total liabilities and shareholders’ equity	$832,485	$788,283

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the year ended
	December 31,
(In thousands, except per share data)	2016	2015
Interest Income
Loans and leases, including fees	$28,825	$24,344
Investment securities	4,528	5,617
Deposits in banks	63	32
Total Interest Income	33,416	29,993
Interest Expense
Deposits	4,325	3,806
Short-term borrowings	88	14
Long-term borrowings	2,902	2,664
Total Interest Expense	7,315	6,484
Net Interest Income	26,101	23,509
Provision (credit) for loan and lease losses	1,242	(748)
Net Interest Income after Provision (Credit) for Loan and Lease Losses	24,859	24,257
Non-interest Income
Service charges and fees	1,361	1,126
Net gains on sales of loans and leases	165	—
Income from company owned life insurance	1,166	497
Gains on sales of premises and equipment	—	324
Net gains on the sale of AFS investment securities	1,431	900
Total other-than-temporary impairment on AFS investment securities	(190)	(14)
Other income	374	280
Total Non-interest Income	4,307	3,113
Non-interest Expense
Employee salaries and benefits	10,398	10,441
Loss contingency	(200)	—
Occupancy and equipment	2,876	2,950
Professional and legal fees	1,977	1,731
Net OREO expenses	77	504
Pennsylvania shares tax expense	547	450
FDIC and state assessments	594	688
Communications and data processing	1,004	798
(Credit) provision for credit losses on off-balance sheet credit exposures	(333)	425
Directors’ fees	434	459
Marketing and advertising	243	190
Insurance	363	335
Loan collection expenses	216	422
Other operating expenses	1,801	1,592
Total Non-interest Expense	19,997	20,985
Income Before Tax Benefit	9,169	6,385
Income Tax Benefit	(1,796)	(5,139)
Net Income	$10,965	$11,524
Less Net Income Attributable to Noncontrolling Interest	$590	$531
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$10,375	$10,993
Less Preferred Stock Series A Accumulated Dividend and Accretion	$1,133	$1,721
Net Income Available to Common Shareholders	$9,242	$9,272
Per Common Share Data:
Net Income — Basic and Diluted	$0.31	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income

	For the year ended
	December 31,
(In thousands)	2016	2015
Net income	$10,965	$11,524
Other comprehensive loss, net of tax
Unrealized (losses) gains on investment securities:
Unrealized holding gains (losses) arising during period, net of tax (1)	91	(824)
Less adjustment for impaired investments, net of tax (2)	(125)	(9)
Less reclassification adjustment for gains realized in net income, net of tax (3)	1,095	594
Unrealized losses on investment securities	(879)	(1,409)
Unrecognized benefit obligation:
Actuarial (loss) gain	(634)	73
Reclassification adjustment for amortization (4)	173	275
Unrecognized benefit obligation	(461)	348
Unrealized gain (loss) on derivative instrument, net of tax (5)	40	(366)
Other comprehensive loss	(1,300)	(1,427)
Comprehensive income	9,665	10,097
Less net income attributable to noncontrolling interest	590	531
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$9,075	$9,566

The accompanying notes are an integral part of these consolidated financial statements.

1.	Net of $47 thousand tax expense and $603 thousand tax benefit for 2016 and 2015, respectively.
2.

Amounts are included in total other-than-temporary impairment on AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of a $65 thousand and $5 thousand tax benefit for 2016 and 2015, respectively.

3.

Amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of $336 thousand and $306 thousand in taxes for 2016 and 2015, respectively.

4.	Amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.
5.	Net of $21 thousand tax expense and $189 thousand tax benefit for 2016 and 2015, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2016 and 2015

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance at January 1, 2015	$18,856	28,200	$56,400	1,932	$193	$110,697	$(115,864)	$(2,492)	$(5,571)	$387	$62,606
Net income							10,993			531	11,524
Other comprehensive income, net of reclassifications and taxes								(1,427)			(1,427)
Distributions to noncontrolling interests										(524)	(524)
Common stock conversion from Class B to Class A		4	8	(4)	—		(8)				—
Treasury shares issued for compensation (23,032 shares)						(281)			322		41
Stock compensation expense						78					78
Balance at December 31, 2015	18,856	28,204	56,408	1,928	193	110,494	(104,879)	(3,919)	(5,249)	394	72,298
Net income							10,375			590	10,965
Other comprehensive loss, net of reclassifications and taxes								(1,300)			(1,300)
Distributions to noncontrolling interests										(359)	(359)
Common stock conversion from Class B to Class A		4	8	(3)	—		(8)				—
Repurchase of 18,856 shares of preferred stock	(18,856)					(10,653)					(29,509)
Treasury shares issued for compensation (20,302 shares)						(243)			284		41
Stock options exercised (33,666 shares)		34	68			(16)					52
Stock compensation expense						85					85
Balance at December 31, 2016	$—	28,242	$56,484	1,925	$193	$99,667	$(94,512)	$(5,219)	$(4,965)	$625	$52,273

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended December 31,

(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$10,965	$11,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598	634
Stock compensation expense	85	78
Provision (credit) for loan and lease losses	1,242	(748)
(Credit) provision for credit losses on off-balance sheet credit exposures	(333)	425
Impairment charge for OREO	261	703
Net amortization of premiums on AFS investment securities	1,556	1,506
Net accretion of net deferred fees on loans	(626)	(613)
Benefit for deferred income taxes	(1,969)	(5,176)
Net gains on sales of premises and equipment	—	(324)
Gains on sales of loans and leases	(165)	—
Net gains on sales of OREO	(678)	(919)
Net gains on sales of investment securities	(1,431)	(900)
Income from company owned life insurance	(1,166)	(497)
Other-than-temporary impairment on AFS investment securities	190	14
Changes in assets and liabilities:
Decrease in accrued interest receivable	181	1,121
(Increase) decrease in other assets	(209)	364
Increase (decrease) in accrued interest payable	2	(17)
Decrease in other liabilities	(126)	(381)
Net cash provided by operating activities	8,377	6,794
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	62,267	35,585
Proceeds from sales of AFS investment securities	36,436	47,018
Purchase of AFS investment securities	(45,909)	(59,235)
(Purchase) redemption of Federal Home Loan Bank stock	(671)	77
Proceeds from sales of loans and leases	4,178	—
Net increase in loans	(107,663)	(87,976)
Additions to OREO	(290)	(558)
Proceeds from life insurance policies	748	1,420
Purchase of premises and equipment	(2,037)	(488)
Proceeds from sales of OREO	5,465	6,465
Net cash used in investing activities	(47,476)	(57,692)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows- continued

Year ended ended December 31,

	2016	2015
Cash flows from financing activities:
Net (decrease) increase in demand and NOW accounts	$(5,393)	$30,907
Net increase in money market and savings accounts	31,391	34,139
Net increase (decrease) in certificates of deposit	25,656	(17,579)
Net increase in short-term borrowings	10,000	9,000
Repayments of long-term borrowings	(11,970)	(10,456)
Proceeds from long-term borrowings	15,000	—
Distributions to noncontrolling interest	(359)	(524)
Issuance of treasury stock	41	41
Repurchase of preferred stock	(29,509)	—
Proceeds from stock options exercised	52	—
Net cash provided by financing activities	34,909	45,528
Net decrease in cash and cash equivalents	(4,190)	(5,370)
Cash and cash equivalents at the beginning of the period	25,420	30,790
Cash and cash equivalents at the end of the period	$21,230	$25,420
Supplemental Disclosure:
Income taxes paid	$135	$—
Interest paid	$7,313	$6,501
Transfers from loans to OREO	$859	$4,342
Transfers from OREO to loans	$—	$995

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

Significant Concentration of Credit Risk

Credit risk is one of our most significant risks. It is critical for consistent profitability that we effectively manage credit risk. Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country.  “Note 3 – Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests.  “Note 4 – Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which we engage.  We do not have any portion of our business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business.  We have 90% of our investment portfolio in securities issued by government sponsored entities.  Our tax certificate and other real estate owned portfolios have a geographic concentration in the State of New Jersey.

No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, government regulation, and the general financial stability of the borrowing entity. Our commercial real estate, commercial and industrial and construction and land development loans comprised 43%, 18% and 14%, respectively, of the loan portfolio.

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

U.S. GAAP RAP Difference

In connection with a prior bank regulatory examination, the Federal Deposit Insurance Company (“FDIC”) concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2016 and the previous 25 quarters in accordance with U.S. GAAP. However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially our capital ratios as disclosed in “Note 2 - Regulatory Matters and Significant Risks And Uncertainties” and “Note 16 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (“OCC”).

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

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities, are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ equity.  We did not hold trading securities nor had securities classified as held to maturity at December 31, 2016 and 2015.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2016 and 2015, FHLB stock totaled $3.2 million and $2.5 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be realized.  Accordingly, there is no impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2016.

Loans Held for Sale

At and during the year ended December 31, 2016 and December 31, 2015, we did not have any loans classified as loans held for sale (“LHFS”).  Generally, loans are transferred from loans held for investment (“LHFI”) to LHFS at fair market value using expected net sales proceeds or collateral values when there is an intent to sell.  Gains or losses on the sale of LHFS are recorded in non-interest income. Generally any subsequent credit losses on LHFS are recorded as a component of non-interest expense. During 2016, we received net proceeds of $4.2 million and recorded net gains of $165 thousand as a result of loan sales.

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

We have a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2016.  We originate mainly small business, commercial real estate, middle market business and consumer loans.  Additionally, after thorough due diligence, we have purchased specific commercial and commercial real estate loans and small residential loan pools. A substantial portion of our borrowers’ ability to honor their contracts is dependent upon the regional economy including unemployment and the regional commercial and residential real estate markets.

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

Based on management’s comprehensive analysis of the loan and lease portfolio, management believes the current level of the allowance is adequate at December 31, 2016. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses the best information available to make allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the FDIC, as an integral part of its examination processes, periodically reviews our allowance for loan and lease losses. The FDIC may require the recognition of adjustments to the allowance for loan and lease losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Company and Bank-Owned Life Insurance

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

Advertising Costs

Advertising costs are expensed as incurred.  Our advertising costs were $243 thousand and $190 thousand for 2016 and 2015, respectively.

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

We have a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by Internal Revenue Service (“IRS”) regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2016 and 2015, we recorded a matching contribution expense of $135 thousand and $134 thousand, respectively.

Stock Compensation

FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements.  The costs are measured based on the fair value of the equity or liability instruments issued.  ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of ASC Topic 718 is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  ASC Topic 718 permits entities to use any option-pricing model that meets the fair value objective in the Statement.  We recorded compensation expense relating to stock options and restricted stock of $85 thousand and $78 thousand during 2016 and 2015, respectively.

At December 31, 2016, the Company had a long-term incentive compensation plan, which is more fully described in “Note 18 – Stock Compensation Plans” to the Consolidated Financial Statements.

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

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, (“ASC 740”) which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. We had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2016 and 2015.  We classify interest and penalties as an element of tax expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. As of December 31, 2016, tax years 2013 through 2015 are subject to federal examination by the IRS and years 2012 through 2015 are subject to state examination by various state taxing authorities.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

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

In the fourth quarters of 2016 and 2015, we released portions of our valuation allowance previously recorded on the net DTAs.  In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans and potential tax planning strategies.  At December 31, 2016, the DTA valuation allowance was $26.6 million compared to $30.6 million at December 31, 2015. The net change in the valuation allowance of $4.0 million consists of a decrease of $4.3 million related to net DTAs for which the change impacted income tax expense and a $308 thousand increase associated with certain equity investments related to AOCI items.  The change in the valuation allowance for certain equity investments related to AOCI items is reflected in AOCI and not in income tax expense. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. There can be no assurance, however, as to when we could be in a position to recapture the remaining DTA valuation allowance. Refer to “Note 12 – Income Taxes” to the Consolidated Financial Statements for more information.

We had no material unrecognized tax benefits (“UTB”) or accrued interest and penalties as of December 31, 2016. We do not expect the total amount of UTB to significantly increase in the next twelve months.  We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2016 no significant changes to UTB are projected; however, tax audit examinations are possible.

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

Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders.  Net income is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income (loss).  Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available for sale investment securities, non-credit related losses on other-than-temporarily impaired investment securities, adjustment to net periodic pension cost, and adjustment to the fair value of derivative instruments.

Fair Value of Financial Instruments

For information on the fair value of our financial instruments refer to “Note 21 - Fair Value of Financial Instruments” to the Consolidated Financial Statements.

Restrictions on Cash and Amounts Due From Banks

Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank.  At December 31, 2016 and 2015, these reserve balances amounted to $100 thousand.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 14-09”), which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP.  In August 2015, the FASB Issued ASU 2015-14 which deferred the effective date to December 31, 2017 and the initial application date (e.g. January 1, 2018.) The majority of our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of of ASU 2014-09. We continue to analyze this update and do not believe that ASU 2014-09 will have a material effect on our financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in OCI in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  As of December 31, 2016 we do not hold a material amount of equity investments for which fair value is accounted through other comprehensive income.  Consequently, we continue to analyze ASU 2016-01 and do not believe that it will have a material effect on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Our leases are operating leases and ASU 2016-02 will require us to add them to our balance sheet.  Our operating leases are predominantly related to real estate. We are currently evaluating other  impacts of the pending adoption of the new standard on our consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  FASB is issuing ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 in the first quarter of 2017. ASU 2016-09 did not have a material effect on our financial statements.

In June 2016, FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This new methodology is commonly referred to as the CECL model.  The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

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

For public business entities that are SEC filers, the amendments in ASU 2016-13 are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities may adopt the amendments in ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is,  modified-retrospective approach).  A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU 2016-13. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to  improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. We are reviewing our systems and data collection to determine the necessary changes to our current process. We are currently evaluating the impact of the amendments in ASU 2016-13 on our consolidated financial statements. We believe that expected credit losses under the CECL model will generally result in earlier loss recognition on our loans and lease portfolio.

In August 2016, FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The following eight specific cash flow issues are addressed in ASU 2016-15: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLI”s) (including bank-owned life insurance policies (“BOLI”s)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public business entities, the amendments in this ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  We intend to adopt ASU 2016-15 during the first quarter of 2018 and it will have no effect on our results of operations because it only impacts the presentation of certain information on the statement of cash flows.

In December 2016, FASB issued Accounting Standards Update No. 2016-19, “Technical Corrections and Improvements” (“ASU 2016-19”).  The amendments in ASU 2016-19 cover a wide range of Topics in the Accounting Standards Codification.  The amendments generally fall into one of four categories: (1) amendments related to differences between original guidance and the codification, (2) guidance clarification and reference corrections, (3) simplification, and (4) minor improvements. Most of the amendments in ASU 2016-19 do not require transition guidance and were effective upon issuance. The amendments that require transition guidance are not applicable to the Company.The amendments that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. FASB does not expect the changes to affect current accounting practice or result in any significant costs.  The adoption of ASU 2016-19 effective January 1, 2017, did not have a material impact on our consolidated financial statements.

Note 2.Regulatory Matters and Significant Risks or Uncertainties

Federal Reserve Memorandum of Understanding

In July 2013, the Company agreed to enter into an informal non-public agreement, a memorandum of understanding (“MOU”), with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).  Included in this MOU are certain continued reporting requirements and a requirement that the Company receive the prior approval of the Federal Reserve Bank and the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System prior to declaring or paying any dividends on our capital stock, making interest payments related to our outstanding trust preferred securities or subordinate securities, incurring or guaranteeing certain debt with an original maturity date greater than one year, and purchasing or redeeming any shares of stock. The MOU was terminated in writing by the Federal Reserve Bank in February 2017.

Note 3.  Investment Securities

The carrying value and fair value of investment securities available for sale (“AFS”) at December 31, 2016 and December 31, 2015 are as follows:

As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$26,127	$—	$(564)	$25,563
Mortgage-backed securities-residential	11,002	106	(50)	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	170,764	1,524	(1,554)	170,734
Non-agency	2,729	1	(26)	2,704
Corporate bonds	1,500	56	—	1,556
Municipal bonds	9,910	73	(52)	9,931
Other securities	2,050	445	—	2,495
Common stocks	26	—	—	26
Total available for sale	$224,108	$2,205	$(2,246)	$224,067

The amortized cost and fair value of investment securities at December 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2016
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	5,282	5,233
After 5 but within 10 years	5,097	5,141
After 10 years	1,000	1,001
Mortgage-backed securities-residential	6,985	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	145,559
Non-agency	4,121	4,035
Total available for sale debt securities	169,151	168,007
No contractual maturity	1,847	1,847
Total available for sale securities	$170,998	$169,854

Proceeds from the sales of AFS investments during the year ended  December 31, 2016 and 2015 were $36.4 and $47.0 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the year ended
	December 31,
(In thousands)	2016	2015
Gross realized gains	$1,475	$925
Gross realized losses	(44)	(25)
Net realized gains	$1,431	$900

We recorded $190 thousand and $14 thousand in OTTI charges in 2016 and 2015, respectively, related to one private equity investment.  There was no non-credit related impairment losses on debt securities held at December 31, 2016 or December 31, 2015 for which a portion of OTTI was recognized in other comprehensive income.  As of December 31, 2016, investment securities with a market value of $74.8 million were pledged as collateral for borrowings.

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015:

December 31, 2016	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$966	$(22)	1	$—	$—	—	$966	$(22)	1
Mortgage-backed securities-residential	4,237	(17)	2	—	—	—	4,237	(17)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,864	(1,630)	31	12,045	(499)	4	85,909	(2,129)	35
Non-agency	4,035	(86)	3	—	—	—	4,035	(86)	3
Municipal bonds	1,678	(45)	3	2,314	(30)	3	3,992	(75)	6
Total available for sale	$84,780	$(1,800)	40	$14,359	$(529)	7	$99,139	$(2,329)	47

December 31, 2015	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$6,681	$(57)	2	$18,882	$(507)	6	$25,563	$(564)	8
Mortgage-backed securities-residential	5,140	(5)	2	2,574	(45)	1	7,714	(50)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	87,020	(994)	31	15,644	(560)	5	102,664	(1,554)	36
Non-agency	1,101	(26)	1	—	—	—	1,101	(26)	1
Municipal bonds	6,080	(52)	7	—	—	—	6,080	(52)	7
Total available for sale	$106,022	$(1,134)	43	$37,100	$(1,112)	12	$143,122	$(2,246)	55

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of December 31, 2016, we had one U.S. Agency security with a fair value of $966 thousand and a gross unrealized loss of $22 thousand.  The bond has been in an unrealized loss position for less than twelve months at December 31, 2016. Management believes that the unrealized loss on this debt security is a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of this security. We do not intend to sell this security before recovery of its cost basis and have not determined that it is not more likely than not that it will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at December 31, 2016.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of December 31, 2016, we had two mortgage-backed securities with a fair value of $4.2 million and gross unrealized losses of $17 thousand.  Both of the mortgage-backed securities have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2016.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of December 31, 2016, we had 35 Agency CMOs with a fair value of $85.9 million and gross unrealized losses of $2.1 million.  Four of the Agency CMOs had been in an unrealized loss position for twelve months or longer and the other 31 Agency CMOs had been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2016.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of December 31, 2016, we had three non-agency CMOs with a fair value of $4.0 million and gross unrealized losses of $86 thousand.  The bonds have been in an unrealized loss position for less than twelve months.  We do not intend to sell these securities before recovery of their cost basis, and it is not more likely than not we will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at December 31, 2016.

Municipal bonds:  As of December 31, 2016, we had six municipal bonds with a fair value $4.0 million and gross unrealized losses of $75 thousand.  Three of the municipal bonds had been in an unrealized loss position for less than twelve months and three of the municipal bonds had been in an unrealized loss position for twelve months or longer.   Because we do not intend to sell the bonds and it is not more likely than not that the we will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at December 31, 2016.

Other securities:  As of December 31, 2016, we had five investments in private equity funds which were predominantly invested in real estate.  In determining whether or not OTTI exists, we review the funds’ financials, asset values, and near-term projections.  During 2016, OTTI charges of $190 thousand were recorded on two of the private equity investments.  Management concluded that the impairment on this investment was other-than-temporary.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.Loans and Leases

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Commercial real estate	$261,561	$225,679
Construction and land development	83,369	47,984
Commercial and industrial	108,146	85,980
Multi-family	23,389	16,249
Residential real estate	56,899	51,588
Leases	61,838	64,341
Tax certificates	3,705	4,755
Consumer	3,102	2,527
Total loans, net of unearned income	$602,009	$499,103

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

The following tables present risk ratings for each loan portfolio classification at December 31, 2016 and December 31, 2015.

As of December 31, 2016
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$221,862	$38,814	$—	$—	$885	$261,561
Construction and land development	9,643	73,582	—	—	144	83,369
Commercial and industrial	92,174	13,308	320	1,692	652	108,146
Multi-family	16,974	6,415	—	—	—	23,389
Residential real estate	56,225	104	—	—	570	56,899
Leases	59,641	348	—	—	1,849	61,838
Tax certificates	1,798	—	—	—	1,907	3,705
Consumer	2,891	211	—	—	—	3,102
Total loans, net of unearned income	$461,208	$132,782	$320	$1,692	$6,007	$602,009

As of December 31, 2015
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$191,320	$31,994	$870	$—	$1,495	$225,679
Construction and land development	4,429	43,410	—	—	145	47,984
Commercial and industrial	68,998	13,971	195	2,065	751	85,980
Multi-family	15,982	267	—	—	—	16,249
Residential real estate	50,699	—	—	—	889	51,588
Leases	62,896	319	39	—	1,087	64,341
Tax certificates	3,630	—	—	—	1,125	4,755
Consumer	2,439	88	—	—	—	2,527
Total loans, net of unearned income	$400,393	$90,049	$1,104	$2,065	$5,492	$499,103

The following tables present an aging analysis of past due payments for each loan portfolio classification at December 31, 2016 and December 31, 2015.

As of December 31, 2016	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$—	$507	$886	$260,168	$261,561
Construction and land development	—	—	144	83,225	83,369
Commercial and industrial	416	367	173	107,190	108,146
Multi-family	—	—	—	23,389	23,389
Residential real estate	978	—	355	55,566	56,899
Leases	348	104	1,577	59,809	61,838
Tax certificates	—	—	1,907	1,798	3,705
Consumer	—	—	—	3,102	3,102
Total loans, net of unearned income	$1,742	$978	$5,042	$594,247	$602,009

As of December 31, 2015	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$96	$—	$1,495	$224,088	$225,679
Construction and land development	507	—	145	47,332	47,984
Commercial and industrial	1,092	592	509	83,787	85,980
Multi-family	—	—	—	16,249	16,249
Residential real estate	788	306	472	50,022	51,588
Leases	319	39	1,087	62,896	64,341
Tax certificates	—	—	1,125	3,630	4,755
Consumer	—	—	—	2,527	2,527
Total loans, net of unearned income	$2,802	$937	$4,833	$490,531	$499,103

*All loans categorized as “90+ Days Past Due” are non-accrual.

 Total non-accrual loans at December 31, 2016 were $6.0 million compared to $5.5 million at December 31, 2015.  If interest had accrued on these loans, such income would have been approximately $583 thousand and $703 thousand for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had no loans past due 90 days or more on which interest continues to accrue.

Impaired Loans

Total cash collected on impaired loans during the year ended  December 31, 2016 and 2015 was $1.8 million and $9.6 million respectively, of which $1.7 million and $8.4 million was credited to the principal balance outstanding on such loans, respectively.  We did not recognize interest income on a cash basis on impaired loans and leases for 2016.  Interest income recognized on a cash basis on impaired loans and leases was $234 thousand for 2015.

   Troubled Debt Restructurings

The following table details our TDRs that are on an accrual status and non-accrual status at December 31, 2016 and December 31, 2015.

	As of December 31, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$19	$—	$19
Construction and land development	1	—	144	144
Commercial and industrial	2	1,692	173	1,865
Residential real estate	1	83	—	83
Total	5	$1,794	$317	$2,111

	As of December 31, 2015
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$24	$—	$24
Construction and land development	1	—	145	145
Commercial and industrial	3	2,315	—	2,315
Residential real estate	1	—	92	92
Total	6	$2,339	$237	$2,576

At December 31, 2016, there were no TDRs modified within the past 12 months, for which there was a payment default. At December 31, 2015, the one construction and land development TDR, cited in the above table, was not in compliance with its restructured terms due to payment defaults. We did not have any newly restructured loans that fit the criteria for classification as a TDR during the years ended December 31, 2016 and 2015.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure. As of December 31, 2016, we have a foreclosed residential real estate property with a carrying value of $28 thousand as a result of physical possession. However, as of December 31, 2016, we had residential mortgage loans with a carrying value of $104 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio classification as of December 31, 2016 and December 31, 2015.

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(84)	—	(107)	—	(40)	(930)	(139)	—	—	(1,300)
Recoveries	201	306	174	—	35	57	14	2	—	789
(Credit) provision	(444)	314	(234)	92	75	1,419	20	—	—	1,242
Ending balance	$3,295	$2,294	$1,346	$263	$656	$2,295	$242	$29	$—	$10,420
Ending balance: related to loans individually evaluated for impairment	$3	$—	$—	$—	$17	$340	$8	$—	$—	$368
Ending balance: related to loans collectively evaluated for impairment	$3,292	$2,294	$1,346	$263	$639	$1,955	$234	$29	$—	$10,052
LHFI
Ending balance	$261,561	$83,369	$108,146	$23,389	$56,899	$61,838	$3,705	$3,102	$—	$602,009
Ending balance: individually evaluated for impairment	$904	$144	$2,105	$—	$653	$1,242	$1,907	$—	$—	$6,955
Ending balance: collectively evaluated for impairment	$260,657	$83,225	$106,041	$23,389	$56,246	$60,596	$1,798	$3,102	$—	$595,054

Allowance for Loan and Lease Losses and Loans Held for Investment

For the year ended December 31, 2015

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$4,452	$2,292	$1,780	$285	$616	$1,429	$667	$38	$149	$11,708
Charge-offs	(622)	(264)	(566)	—	—	(612)	(471)	—	—	(2,535)
Recoveries	380	503	282	—	20	26	53	—	—	1,264
(Credit) provision	(588)	(857)	17	(114)	(50)	906	98	(11)	(149)	(748)
Ending balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Ending balance: related to loans individually evaluated for impairment	$77	$—	$100	$—	$27	$194	$—	$—	$—	$398
Ending balance: related to loans collectively evaluated for impairment	$3,545	$1,674	$1,413	$171	$559	$1,555	$347	$27	$—	$9,291
Loan Balances
Ending balance	$225,679	$47,984	$85,980	$16,249	$51,588	$64,341	$4,755	$2,527	$—	$499,103
Ending balance: individually evaluated for impairment	$1,469	$145	$2,687	$—	$889	$876	$1,125	$—	$—	$7,191
Ending balance: collectively evaluated for impairment	$224,210	$47,839	$83,293	$16,249	$50,699	$63,465	$3,630	$2,527	$—	$491,912

The following tables detail the LHFI that were evaluated for impairment by loan classification at December 31, 2016 and December 31, 2015.

	At and for the year ended December 31, 2016
	Unpaid			Average	Interest	Interest income
	principal	Recorded	Related	recorded	income	recognized
(In thousands)	balance	investment	allowance	investment	recognized	cash basis
With no related allowance recorded:
Commercial real estate	$362	$362	$—	$923	$—	$—
Construction and land development	546	144	—	145	—	—
Commercial and industrial	2,209	2,105	—	2,296	107	—
Residential real estate	133	83	—	45	4	—
Tax certificates	2,165	1,752	—	1,019	—	—
Total:	$5,415	$4,446	$—	$4,428	$111	$—

With an allowance recorded:
Commercial real estate	$936	$542	$3	$168	$—	$—
Commercial and industrial	—	—	—	17	—	—
Residential real estate	668	570	17	695	—	—
Leases	1,242	1,242	340	910	—	—
Tax certificates	4,202	155	8	26	—	—
Total:	$7,048	$2,509	$368	$1,816	$—	$—

	At and for the year ended December 31, 2015
	Unpaid			Average	Interest	Interest income
	principal	Recorded	Related	recorded	income	recognized
(In thousands)	balance	investment	allowance	investment	recognized	cash basis
With no related allowance recorded:
Commercial real estate	$1,323	$931	$—	$4,144	$101	$233
Construction and land development	546	145	—	376	—	—
Commercial and industrial	2,662	2,576	—	4,314	178	1
Tax certificates	5,666	1,125	—	904	—	—
Total:	$10,197	$4,777	$—	$9,738	$279	$234

With an allowance recorded:
Commercial real estate	$926	$538	$77	$334	$—	$—
Construction and land development	—	—	—	90	—	—
Commercial and industrial	2,500	111	100	172	—	—
Residential real estate	1,033	889	27	938	—	—
Leases	876	876	194	243	—	—
Tax certificates	—	—	—	188	—	—
Total:	$5,335	$2,414	$398	$1,965	$—	$—

Note 6.Other Real Estate Owned

At December 31, 2016, OREO is comprised of two properties acquired through, or in lieu of, foreclosure in settlement of loans and 41 real estate properties, primarily located in New Jersey, acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from December 31, 2015 to December 31, 2016 and December 31, 2014 to December 31, 2015.

	For the year ended December 31, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(7)	(5,458)	(5,465)
Net gains on sales	1	677	678
Transfers in	28	831	859
Cash additions	—	290	290
Impairment charge	(6)	(255)	(261)
Ending balance	$236	$3,300	$3,536

	For the year ended December 31, 2015
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$349	$9,430	$9,779
Net proceeds from sales	(1,735)	(4,730)	(6,465)
Net gain on sales	60	859	919
Transfers in	1,671	2,671	4,342
Cash additions	—	558	558
Transfer to loans	—	(995)	(995)
Impairment charge	(125)	(578)	(703)
Ending balance	$220	$7,215	$7,435

At December 31, 2016, OREO was comprised of $208 thousand in land, $3.3 million in tax liens, and $28 thousand in residential real estate related to a single family home.  At December 31, 2015, OREO assets acquired through the tax lien portfolio were comprised of 60 properties and were primarily located in New Jersey.

NOTE 7.  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

		As of December 31,
(In thousands)	Estimated Useful Lives	2016	2015
Land		$1,156	$1,156
Buildings and leasehold improvements	5 - 39 years	6,993	5,433
Furniture, fixtures and equipment	3 - 7 years	5,647	7,796
Premises and equipment, gross		13,796	14,385
Less accumulated depreciation and amortization		(8,398)	(10,426)
Premises and equipment, net		$5,398	$3,959

Depreciation and amortization expense related to premises and equipment was approximately $598 thousand and $634 thousand, for the years ended 2016 and 2015, respectively.  In 2015, we sold a Company owned building.  We received $1.4 million in proceeds and recorded a gain of $324 thousand as a result of this sale. We did not sell any properties in 2016. During 2016, we retired fully depreciated assets that had an original cost basis of $2.6 million.

NOTE 8.  LEASE COMMITMENTS

The Company leases various premises under operating lease agreements, which expire through 2024 and require minimum annual rentals.  Some of these leases are cancelable.  The approximate minimum rental commitments under the leases are as follows for the year ended December 31, 2016:

As of
(In thousands)	December 31, 2016
2017	$1,215
2018	1,195
2019	667
2020	559
2021	504
Thereafter	1,313
Total lease commitments	$5,453

The leases contain options to extend for periods from one to ten years.  The cost of such lease extensions is not included in the above table.  Rental expense for all leases was approximately $1.3 million for the years ended December 31, 2016 and 2015, respectively.

Note 9.Deposits

The Company’s deposit composition as of December 31, 2016 and December 31, 2015 is presented below:

	December 31,	December 31,
(In thousands)	2016	2015
Non-interest bearing checking	$97,859	$83,529
NOW	47,835	42,558
Money Market	165,305	165,251
Savings	85,170	53,833
Time deposits ($250 and over)	19,520	18,066
Time deposits (less than $250)	192,368	189,655
Brokered deposits*	21,489	25,000
Total deposits	$629,546	$577,892

*Brokered deposits were time deposits in 2016 compared to an interest-bearing demand deposit in 2015.

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2016
2017	115,673
2018	47,886
2019	27,719
2020	20,040
2021	20,154
Thereafter	1,905
Total certificates of deposit	$233,377

Note 10.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of December 31, 2016, Royal Bank had $300.8 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $69.0 million and had a weighted average rate of 1.36% at December 31, 2016 compared to $54.0 million and a weighted average rate of 1.35% at December 31, 2015.  The average balance of advances with the FHLB was $59.3 million and $53.6 million for 2016 and 2015, respectively. The advances and the line of credit are collateralized by FHLB stock, government agencies, mortgage-backed securities and accepted loans.  As of December 31, 2016, investment securities with a fair value of $20.1 million were pledged as collateral to the FHLB.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2016	$—	—%	$19,000	0.85%
2017	44,000	1.19%	25,000	1.46%
2018	10,000	2.01%	10,000	2.01%
2021	15,000	1.40%	—	—%
Total FHLB borrowings	$69,000		$54,000

2.	Other borrowings

We had a note payable with PNC Bank (“PNC”) in the amount of $2.0 million as of December 31, 2015.  The note was paid on its maturity date of August 25, 2016.  The interest rate was a variable rate equal to one month LIBOR + 15 basis points and adjusted monthly.

At December 31, 2016 and 2015, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The borrowings are secured by government agencies and mortgage-backed securities. As of December 31, 2016, investment securities with a market value of $39.5 million were pledged as collateral to secure all borrowings with PNC.

Royal Bank also has $20.0 million in lines of credit, of which $0 was outstanding, with two local financial institutions at December 31, 2016 and December 31, 2015.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 3.11% at December 31, 2016, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  We received approval and paid the required interest payments in 2016 and 2015. The MOU was terminated in writing by the Federal Reserve Bank in February 2017.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In 2014, we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in our cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy of an FHLB advance that matured in June 2016.  We have and will continue to rollover the FHLB advance through the swap expiration of June 2021. This derivative was used as part of the asset/liability management process, is linked to a specific liability, and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. As of December 31, 2016, an investment security with a fair value of $678 thousand was pledged as collateral to the counterparty of this transaction.

The effects of the derivative instrument on the Consolidated Financial Statements for December 31, 2016 and 2015 were as follows:

	As of December 31, 2016
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(494)	Other liabilities	June 24, 2021
Total:	$15,000	$(494)

	As of December 31, 2015
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(555)	Other liabilities	June 24, 2021
Total:	$15,000	$(555)

For the year ended December 31, 2016
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$40	Not Applicable	$—
Total:	$40		$—

For the year ended December 31, 2015
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(366)	Not Applicable	$—
Total:	$(366)		$—

NOTE 12. INCOME TAXES

The components of income tax benefit are stated below:

	For the years ended December 31,
(In thousands)	2016	2015
Income tax (benefit) expense
Current-federal	$171	$21
Current-state	2	16
Deferred	(1,969)	(5,176)
Income tax benefit	$(1,796)	$(5,139)

The income tax benefit for 2016 and 2015 is largely due to the release of a portion of the valuation allowance against the net deferred tax assets (“DTA”) during the fourth quarters of 2016 and 2015.

The difference between the income tax benefit and the amount computed by applying the statutory federal income tax rate of 34% in 2016 and 2015 is as follows:

	For the years ended December 31,
(In thousands)	2016	2015
Computed tax expense at statutory rate	$3,116	$2,169
Non-controlling interest	(263)	(205)
Alternative minimum tax ("AMT") expense	133	21
Stock options expense	43	20
Nondeductible expense	92	146
Bank owned life insurance	(489)	(169)
Federal net operating loss-KNBT*	—	1,368
State taxes (benefit) expense (net of federal benefit)	(49)	8
Adjustment to prior year items	(82)	67
Decrease in valuation allowance	(4,297)	(8,564)
Income tax benefit	$(1,796)	$(5,139)

*KNBT: Knoblauch State Bank

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2016	2015
Deferred tax assets
Allowance for loan and lease losses and unfunded loan commitments	$2,843	$2,699
Net operating loss carryforwards	20,712	22,546
Security writedowns	1,085	1,020
OREO writedowns	94	139
Investment in partnerships	1,920	1,698
Pension obligation	3,782	3,858
Pension obligation-AOCI	1,407	1,250
Unrealized losses on debt securities	389	165
Share-based compensation cost	57	83
Non-accrual interest	203	366
Capital loss carryovers	1,258	1,618
Charitable contribution carryovers	12	24
Employee bonuses	238	184
Accrued liabilities	105	181
Alternative minimum tax credit carryforward	426	302
Derivative instruments	168	189
Other	73	311
Total deferred tax assets before valuation allowance	34,772	36,633
Less valuation allowance-AOCI	(1,407)	(1,099)
Less valuation allowance-Other	(25,177)	(29,474)
Deferred tax assets, net of valuation allowance	8,188	6,060
Deferred tax liabilities
Penalties on delinquent tax certificates	25	35
Unrealized gains on AFS equity securities	—	151
Prepaid deductions	121	43
Other	153	114
Total deferred tax liabilities	299	343
Net deferred tax asset, included in other assets	$7,889	$5,717

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.   We are required to establish a valuation allowance for DTAs and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management evaluates the DTAs for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income based on management approved business plans. These estimates and judgments are inherently subjective.  Based on the analysis of the DTAs at December 31, 2016, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company in the future. As a result of this assessment, we recorded an additional $1.9 million of DTA by reversing a portion of the valuation allowance and crediting income tax expense. In 2015, we released $5.4 million of our valuation allowance.  In accordance with ASC 740, we considered the following sources of income in reaching our conclusion:

•	Future reversal of temporary differences
•	Future taxable income exclusive of reversing temporary differences and carryforwards
•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law
•	Tax-planning strategies

The positive evidence that outweighed the negative evidence in management’s assessment included, but was not limited to, the following:

•	Positive cumulative pre-tax earnings over the prior three year period ended December 31, 2016.
•	Improvement in asset quality and net interest income.
•	Management’s consistent ability to exceed annual forecasted financial results.
•	Significant reductions in historical credit-related losses and investment impairment.
•	Net operating loss carryforwards do not begin to expire until 2028.

The total change to our valuation allowance on the net DTAs was $4.0 million.  The change consisted of a decrease in the valuation allowance of $4.3 million related to items for which the change impacted income tax expense, offset by a $308 increase in the valuation allowance associated with certain equity investments related to AOCI items.  The change in the valuation allowance for certain equity investments related to AOCI items is reflected in AOCI and not in income tax expense. The ability to recognize the remaining DTAs that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets. There can be no assurance, however, as to when we could be in a position to reverse the remaining DTA valuation allowance. The deferred tax assets, net of valuation allowances, totaled $7.9 million and $5.7 million at December 31, 2016 and 2015, respectively.

A significant component of the DTAs at December 31, 2016 is our federal NOL carryforwards of approximately $57.7 million and state NOL carryforwards of $136.8 million which are available to be carried forward to future tax years.  The federal loss carryforwards will begin to expire in 2028 and the state NOLs will begin to expire in 2026 if not fully utilized.

As of December 31, 2016, we have capital loss carryforwards of approximately $3.7 million which will begin to expire as of December 31, 2017 if not utilized. We also have charitable contribution carryovers of $35 thousand which will begin to expire as of December 31, 2019 if not utilized but would likely be converted to NOLs. We also have general business tax credit carryovers of $1 thousand that will begin to expire as of December 31, 2030 if not utilized and AMT tax credits of $426 thousand that have an indefinite life.

We had no material unrecognized tax benefits (“UTB”) or accrued interest and penalties as of December 31, 2016. We do not expect the total amount of UTB to significantly increase in the next twelve months.  As of December 31, 2016 no significant changes to UTB are projected; however, tax audit examinations are possible.  As of December 31, 2016, tax years 2013 through 2015 are subject to federal examination by the IRS and years 2012 through 2015 are subject to state examination by various state taxing authorities.

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

The contract amounts are as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$74,858	$72,988
Commitments to extend credit	43,344	8,497
Standby letters of credit and financial guarantees written	37	515

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Most guarantees extend for one year and expire in decreasing amounts through August 2017.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We hold personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments is approximately 75%.

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

During 2013, the Company, Royal Bank, CSC, and RTL reached a settlement agreement with plaintiffs to settle the litigation for $1.65 million and other terms and conditions, including an opportunity for members of the proposed settlement class whose tax liens are currently held by CSC or RTL to redeem those liens for a one-time cash payment equaling 85% of the redemption amount by making such payment within 35 days of the date of written notice. The proposed settlement class does not include, and therefore the offer to redeem does not apply to, tax liens acquired at 0% interest or at a premium. The settlement amount has already been paid into an escrow account. In 2016, the Court approved the settlement after notice and a hearing.  The plaintiffs are appealing the Court’s decision. It is expected to be resolved in the third or fourth quarter of 2017.

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

From time to time in 2016, we received regulatory approval to repurchase or redeem the remaining 18,856 shares of the Series A Preferred Stock.  We utilized existing cash on-hand to complete the repurchase and paid approximately $29.5 million. At December 31, 2016, there are no outstanding shares of the Series A Preferred Stock.

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

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends to the Company by Royal Bank.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements. As mentioned previously, we retired all of the remaining shares of the Series A Preferred stock in 2016, thus eliminating future dividends.

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

In July 2013, the federal bank regulatory agencies adopted the final reforms on capital and liquidity generally referred to as “Basel III”, which were published by the Basel Committee on Banking Supervision and the Financial Stability Board. The agencies view the new capital requirements as a better reflection of banking organizations’ risk profiles, thereby improving the overall resiliency of the banking system. The rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement or “CET1”, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital.  Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity requirements.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. As of December 31, 2016, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2016 and the previous 25 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2016	$76,716	12.185%	$54,301	8.625%	$62,957	10.000%
At December 31, 2015	$87,354	15.802%	$44,225	8.000%	$55,281	10.000%
Tier 1 capital (to risk-weighted assets)
At December 31, 2016	$68,743	10.919%	$41,709	6.625%	$50,366	8.000%
At December 31, 2015	$80,410	14.546%	$33,169	6.000%	$44,225	6.000%
Tier 1 capital (to average assets, leverage)
At December 31, 2016	$68,743	8.573%	$32,076	4.000%	$40,095	5.000%
At December 31, 2015	$80,410	10.589%	$30,374	4.000%	$37,968	5.000%
Common equity Tier 1 (to risk-weighted assets)
At December 31, 2016	$69,681	11.068%	$32,266	5.125%	$40,922	6.500%
At December 31, 2015	$58,824	10.641%	$24,876	4.500%	$35,933	6.500%

*The 2016 ratios include the capital conservation buffer of 0.625%.

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the year ended	For the year ended
(In thousands)	December 31, 2016	December 31, 2015
RAP net income	$8,775	$9,161
Tax lien adjustment, net of noncontrolling interest	1,544	1,973
U.S. GAAP net income	$10,319	$11,134

	At December 31, 2016		At December 31, 2015
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	12.185%	12.405%	15.802%	16.109%
Tier 1 capital (to risk-weighted assets)	10.919%	11.139%	14.546%	14.853%
Tier 1 capital (to average assets, leverage)	8.573%	8.750%	10.589%	10.824%
Common equity Tier 1 (to risk-weighted assets)	11.068%	11.040%	10.641%	10.962%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2016	$84,056	13.302%	$54,503	8.625%	$63,192	10.000%
At December 31, 2015	$103,355	18.574%	$44,516	8.000%	$55,645	10.000%
Tier 1 capital (to risk-weighted assets)
At December 31, 2016	$68,326	10.812%	$41,865	6.000%	$37,915	6.000%
At December 31, 2015	$95,316	17.129%	$33,387	6.000%	$33,387	6.000%
Tier 1 capital (to average assets, leverage)
At December 31, 2016	$68,326	8.488%	$32,199	4.000%	N/A	N/A
At December 31, 2015	$95,316	12.444%	$30,638	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At December 31, 2016	$50,502	7.992%	$32,386	4.500%	N/A	N/A
At December 31, 2015	$52,115	9.366%	$25,040	4.500%	N/A	N/A

*The 2016 ratios include the capital conservation buffer of 0.625%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2016 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the year ended	For the year ended
(In thousands)	December 31, 2016	December 31, 2015
U.S. GAAP net income attributable to Royal Bancshares	$10,375	$10,993
Tax lien adjustment, net of noncontrolling interest	(1,544)	(1,973)
RAP net income	$8,831	$9,020

	At December 31, 2016		At December 31, 2015
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	13.302%	13.084%	18.574%	18.277%
Tier 1 capital (to risk-weighted assets)	10.812%	10.512%	17.129%	16.710%
Tier 1 capital (to average assets, leverage)	8.488%	8.248%	12.444%	12.127%
Common equity Tier 1 (to risk-weighted assets)	7.992%	8.012%	9.366%	9.040%

Note 17.Pension Plan

The following table sets forth our pension plan’s funded status and amounts recognized in our consolidated balance sheets within other liabilities:

	For the years ended December 31,
(In thousands)	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$15,024	$15,438
Service cost	49	64
Interest cost	560	565
Benefits paid	(1,004)	(971)
Actuarial (gain) loss	634	(72)
Benefits obligation at end of year	$15,263	$15,024
Amounts recognized in accumulated other comprehensive income (loss)
Unrecognized actuarial loss	4,138	3,677
AOCI related to pension plan	$4,138	$3,677

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies. The accumulated benefit obligation at December 31, 2016 and 2015 was $15.2 million and $14.9 million, respectively.

The table below reflects the assumptions used to determine the benefit obligations:
	As of December 31,
	2016	2015
Discount rate	3.70%	3.81%
Rate of compensation increase	4.00%	4.00%

The table below reflects the assumptions used to determine the net periodic pension cost:

	As of December 31,
	2016	2015
Discount rate	3.70%	3.81%
Rate of compensation increase	4.00%	4.00%

Net periodic defined benefit pension expense for the years ended December 31, 2016 and 2015 included the following components:

	For the year ended
	December 31,
(In thousands)	2016	2015
Service cost	$49	$64
Interest cost	560	565
Amortization of prior service cost	—	90
Amortization of actuarial loss	173	185
Net periodic benefit cost	$782	$904

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2016
Non-Qualified
(In thousands)	Pension Plans
2017	$1,005
2018	1,015
2019	1,029
2020	1,098
2021	1,153
Next five years thereafter	5,821

A substantial portion of the benefit payments are expected to be made from insurance policies owned by the Company.  The cash surrender value for these policies was approximately $4.7 million and $3.8 million as of December 31, 2016 and 2015, respectively.

Defined Contribution Plan

We have a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching dollar for dollar of any contribution up to 5%, which is subject to a $2,500 per employee annual limit.  The 401(k) matching contribution was $135 thousand and $134 thousand for 2016 and 2015, respectively.

NOTE 18. STOCK COMPENSATION PLANS

We recognized compensation expense for stock options in the amounts of $70 thousand and $64 thousand in 2016 and 2015, respectively. We granted 5,000 and 146,500 options to purchase common stock in 2016 and 2015, respectively.

1.	Outside Directors’ Stock Option Plan

We had a non-qualified outside Directors’ Stock Option Plan (the “Directors’ Plan”) which expired in 2006.  At December 31, 2016 all outstanding shares are expired.  The ability to grant new options under this plan has expired.

A summary of the Directors’ Plan activity is presented below:

	2016				2015
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	4,725	$21.78	0.5		12,724	$21.83
Forfeited	(1,575)	21.78			(3,181)	21.83
Expired	(3,150)	21.78			(4,818)	21.88
Options outstanding at the end of the year	—	$—	—	$—	4,725	$21.78
Options exercisable at the end of the year	—	$—	—	$—	4,725	$21.78

2.  Employee Stock Option and Appreciation Rights Plan

We had a Stock Option and Appreciation Rights Plan (the “Plan”) which expired in 2006.  At December 31, 2016 all outstanding shares are expired.  The ability to grant new options under this plan has expired.

A summary of the Plan activity is presented below:

	2016				2015
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	19,061	$21.78	0.5		35,612	$21.82
Forfeited	(3,560)	21.78			(1,749)	21.81
Expired	(15,501)	21.78			(14,802)	21.88
Options outstanding at the end of the year	—	$—	—	$—	19,061	$21.78
Options exercisable at the end of the year	—	$—	—	$—	19,061	$21.78

3.	Long-Term Incentive Plan

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

As of December 31, 2016, 732,861 shares in the LTI plan are available for future grants. The ability to grant new options under this plan will expire in the second quarter of 2017. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable based on the grant’s vesting schedule beginning one year after the date of grant and must be exercised within ten years of the grant date.  Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date. Compensation expense for stock options is recognized over the requisite service period. During 2016 and 2015, we recognized $70 thousand and $64 thousand, respectively, in compensation expense for stock options.  At December 31, 2016, approximately $55 thousand remained to be recognized in compensation expense over a weighted-average period of 1.0 years.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model.  The risk-free interest rate for the expected term of the stock option awarded is based on the U.S. Treasury yield curve in effect at the time of the grant. Average volatility is based on the historical volatility of our common stock. The average expected life represents the period of time that stock option grants are expected to be outstanding and are based on historical data. The following assumptions were used to estimate the fair value of the options granted during 2016 and 2015:

	2016	2015
Weighted average risk-free interest rate	1.14%	1.57%
Weighted average volatility	61.74%	77.01%
Expected dividend yield	—%	—%
Weighted average expected life	5.0 years	5.0 years

A summary of the status of the stock options in the LTI Plan is presented below:

	2016				2015
		Weighted	Weighted	(1)		Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price
Options outstanding at beginning of year	271,869	$3.59	3.7		130,709	$5.60
Granted	5,000	2.16			146,500	1.78
Exercised	(33,666)	1.54			—	—
Forfeited	(26,064)	3.11			(5,340)	3.98
Options outstanding at the end of the year	217,139	$3.93	6.3	$48	271,869	$3.59
Options exercisable at the end of the year	117,806	$5.67	4.7	$—	88,699	$7.23

Weighted-average fair value of options granted during the year		$1.13				$1.14

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2016. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the total market value of the options, the aggregate intrinsic value was $0 for options exercisable at December 31, 2016.

Information pertaining to options outstanding at December 31, 2016 is as follows:

			Options issued and outstanding			Options exercisable
				Weighted	Weighted		Weighted	Weighted
				Average	Average		Average	Average
Range of			Number	Exercise	Remaining	Number	Exercise	Remaining
exercise prices			Outstanding	Price	Term (yrs)	Exercisable	Price	Term (yrs)
$1.00	-	$3.99	159,000	$1.86	8.1	59,667	$1.90	7.9
$4.00	-	$14.99	39,300	4.50	1.8	39,300	4.50	1.8
$15.00	-	$21.00	18,839	20.08	0.6	18,839	20.08	0.6
			217,139	$3.93	6.3	117,806	$5.67	4.7

The following table provides detail for non-vested stock options under the LTI Plan as of December 31, 2016:

		Weighted
		Average
		Exercise
	Options	Price
Non-vested options December 31, 2015	183,170	$1.94
Granted	5,000	2.16
Forfeited	(21,334)	1.86
Vested	(67,503)	1.78
Non-vested options December 31, 2016	99,333	$1.86

Under the aforementioned LTI Plan, we are authorized to grant share-based incentive compensation awards for corporate performance to employees. These awards may be granted in the form of performance restricted shares of our common stock.  The vesting of awards is contingent upon meeting performance goals stated in the specific awards when granted. The awards are not permitted to be transferred during the restricted time period from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied. Awards are also forfeited if the employee terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement age. Vested awards are converted to shares of our common stock at the end of the restricted time period. The fair market value of each employee based award is estimated based on the fair market value of our common stock on the date of the grant and probable performance goals to be achieved and estimated forfeitures. If such goals are not met then no compensation cost would be recognized and any recognized compensation cost would be reversed. At December 31, 2016 of the 757,861 shares available for future grants, 225,000 shares are available for future restricted stock grants.  During 2016 and 2015, we recognized $15 thousand and $14 thousand, respectively, in compensation expense for restricted stock grants.  At December 31, 2016, approximately $16 thousand remained to be recognized in compensation expense over a weighted-average period of 1.0 years.

The following table details the restricted stock awards as of December 31, 2016

		Weighted
		Average
		Exercise
	Shares	Price
Non-vested restricted stock at December 31, 2015	25,000	$1.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested restricted stock at December 31, 2016	25,000	$1.80

Note 19. Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the years ended December 31, 2016 and 2015, 68,139 and 96,655 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods. Additionally warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	For the year ended December 31, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$9,242	30,081	$0.31

Diluted EPS
Income available to common shareholders	$9,242	30,146	$0.31

	For the year ended December 31, 2015
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$9,272	30,041	$0.31

Diluted EPS
Income available to common shareholders	$9,272	30,088	$0.31

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

	For the year ended December 31, 2016
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$138	$47	$91
Less adjustment for impaired investments	(190)	(65)	(125)
Less reclassification adjustment for gains
realized in net income	1,431	336	1,095
Unrealized losses on investment securities	(1,103)	(224)	(879)
Unrecognized benefit obligation expense:
Actuarial loss	(634)	—	(634)
Reclassification adjustment for amortization	173	—	173
Unrecognized benefit obligation	(461)	—	(461)
Unrealized gain on derivative instrument	61	21	40
Other comprehensive loss, net	$(1,503)	$(203)	$(1,300)

	For the year ended December 31, 2015
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(1,427)	$(603)	$(824)
Less adjustment for impaired investments	(14)	(5)	(9)
Less reclassification adjustment for gains
realized in net income	900	306	594
Unrealized losses on investment securities	(2,313)	(904)	(1,409)
Unrecognized benefit obligation expense:
Actuarial gain	73	—	73
Reclassification adjustment for amortization	275	—	275
Unrecognized benefit obligation	348	—	348
Unrealized loss on derivative instrument	(555)	(189)	(366)
Other comprehensive loss, net	$(2,520)	$(1,093)	$(1,427)

The other components of accumulated other comprehensive loss included in shareholders’ equity at December 31, 2016 and 2015 are as follows:

0f
	December 31,
(In thousands)	2016	2015
Unrecognized benefit obligation	$(4,138)	$(3,677)
Unrealized loss on AFS investments	(755)	124
Unrealized loss on derivative instrument	(326)	(366)
Accumulated other comprehensive loss	$(5,219)	$(3,919)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the years ended December 31, 2016 and 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$966	$—	$966
Mortgage-backed securities-residential	—	7,038	—	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	145,559	—	145,559
Non-agency	—	4,035	—	4,035
Corporate bonds	—	1,701	—	1,701
Municipal bonds	—	8,708	—	8,708
Other securities	—	—	1,821	1,821
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$168,007	$1,821	$169,854
Liabilities:
Derivative instruments
Interest rate swaps	$—	$494	$—	$494

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$25,563	$—	$25,563
Mortgage-backed securities-residential	—	11,058	—	11,058
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	170,734	—	170,734
Non-agency	—	2,704	—	2,704
Corporate bonds	—	1,556	—	1,556
Municipal bonds	—	9,931	—	9,931
Other securities	—	—	2,495	2,495
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$221,546	$2,495	$224,067
Liabilities:
Derivative instruments
Interest rate swaps	$—	$555	$—	$555

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the year ended December 31, 2016 and 2015:

(In thousands)	Other securities
Investment Securities Available for Sale	2016	2015
Beginning balance January 1,	$2,495	$4,034
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	983	484
Included in other comprehensive income	(445)	(905)
Purchases	111	19
Sales and calls	(1,323)	(1,137)
Transfers in and/or out of Level 3	—	—
Ending balance December 31,	$1,821	$2,495

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and December 31, 2015 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$6,102	$6,102
Other real estate owned	—	—	1,471	1,471

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2015	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$5,946	$5,946
Other real estate owned	—	—	2,384	2,384

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2016 and December 31, 2015:

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2016		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$6,102	Appraisal of	Appraisal adjustments	0.0%	-	-27.4%	(-12.3%)
		collateral (1)	Liquidation expenses	0.0%	-	-12.8%	(-5.2%)

Other real estate owned	1,471	Appraisal of	Appraisal adjustments	0.0%	-	-61.5%	(-32.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-5.6%	(-5.6%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2015		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$5,946	Appraisal of	Appraisal adjustments	0.0%	-	-62.3%	(-13.7%)
		collateral (1)	Liquidation expenses	0.0%	-	-15.4%	(-6.5%)

Other real estate owned	2,384	Appraisal of	Appraisal adjustments	0.0%	-	-54.1%	(-17.1%)
		collateral (1)	Liquidation expenses	0.0%	-	-14.7%	(-6.0%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at December 31, 2016 and December 31, 2015. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at December 31, 2016 and December 31, 2015.

			Fair Value Measurements
			At December 31, 2016
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$21,230	$21,230	$21,230	$—	$—
Investment securities available for sale	169,854	169,854	26	168,007	1,821
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,216	3,216	—	—	3,216
Loans, net	591,589	578,732	—	—	578,732
Accrued interest receivable	3,968	3,968	—	3,968	—
Financial Liabilities:
Demand deposits	97,859	97,859	—	97,859	—
NOW and money markets	213,140	213,140	—	213,140	—
Savings	85,170	85,170	—	85,170	—
Time deposits and brokered funds	211,888	233,288	—	233,288	—
Short-term borrowings	19,000	19,000	19,000	—	—
Long-term borrowings	85,000	84,617	—	84,617	—
Subordinated debt	25,774	26,538	—	26,538	—
Accrued interest payable	711	711	—	711	—
Derivative Instruments (Liability):
Interest rate swaps	494	494	—	494	—

			Fair Value Measurements
			At December 31, 2015
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,420	$25,420	$25,420	$—	$—
Investment securities available for sale	224,067	224,067	26	221,546	2,495
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,545	2,545	—	—	2,545
Loans, net	489,414	484,961	—	—	484,961
Accrued interest receivable	4,149	4,149	—	4,149	—
Financial Liabilities:
Demand deposits	83,529	83,529	—	83,529	—
NOW and money markets	207,809	207,809	—	207,809	—
Interest-bearing brokered deposits	25,000	25,000	—	25,000	—
Savings	53,833	53,833	—	53,833	—
Time deposits	207,721	207,110	—	207,110	—
Short-term borrowings	9,000	9,000	9,000	—	—
Long-term borrowings	81,970	80,258	—	80,258	—
Subordinated debt	25,774	26,789	—	26,789	—
Accrued interest payable	709	709	—	709	—
Derivative Instruments (Liability):
Interest rate swaps	555	555	—	555	—

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

Note 22. Related party transactions

In the ordinary course of business, Royal Bank has had, and expects to have in the future, banking transactions with  officers, directors, and their affiliates, which involve substantially the same terms as those prevailing at the time for comparable transactions with other parties not related to the bank.  In the past we have originated loans to related parties. In accordance with Regulation O, related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans and commitments was $0 at December 31, 2016 and 2015. During 2016, there were no new related party loans.

Related party deposits were $18.2 million and $12.6 million at December 31, 2016 and 2015, respectively.

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

Tax liens

At December 31, 2016, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively.  Prior to December 31, 2013, Royal Bank’s ownership interest in CSC and RTL was 60%.  The Company’s tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following table presents selected financial information for reportable business segments for the years ended December 31, 2016 and 2015.

	For the year ended December 31, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$823,779	$8,706	$832,485
Total deposits	$629,546	$—	$629,546

Interest income	$33,205	$211	$33,416
Interest expense	6,760	555	7,315
Net interest income (expense)	$26,445	$(344)	$26,101
Provision for loan and lease losses	1,222	20	1,242
Total non-interest income	4,249	58	4,307
Total non-interest expense	19,494	503	19,997
Income tax benefit	(1,685)	(111)	(1,796)
Net income (loss)	$11,662	$(697)	$10,965
Noncontrolling interest	$510	$80	$590
Net income (loss) attributable to Royal Bancshares	$11,153	$(778)	$10,375

	For the year ended December 31, 2015
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$774,258	$14,025	$788,283
Total deposits	$577,892	$—	$577,892

Interest income	$29,379	$614	$29,993
Interest expense	5,689	795	6,484
Net interest income (expense)	$23,690	$(181)	$23,509
(Credit) provision for loan and lease losses	(846)	98	(748)
Total non-interest income	2,842	271	3,113
Total non-interest expense	19,751	1,234	20,985
Income tax expense	(5,139)	—	(5,139)
Net income (loss)	$12,766	$(1,242)	$11,524
Noncontrolling interest	$602	$(71)	$531
Net income (loss) attributable to Royal Bancshares	$12,164	$(1,171)	$10,993

Interest income earned by the community banking segment related to the tax liens segment was approximately $555 thousand and $795 thousand for the year ended December 31, 2016 and 2015, respectively.

NOTE 24. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for the parent company only follows.

CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2016	2015
Assets
Cash	$1,027	$10,152
Investment in non-bank subsidiaries	5,490	26,212
Investment in Royal Bank	70,856	61,309
Other assets	59	15
Total assets	$77,432	$97,688

Liabilities and Stockholders' Equity
Subordinated debentures	$25,774	$25,774
Other liabilities	10	10
Stockholders' equity	51,648	71,904
Total liabilities and stockholders' equity	$77,432	$97,688

CONDENSED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2016	2015
Income
Other income	$22	$20
Total Income	22	20
Expenses
Other expenses	230	303
Interest on subordinated debentures	742	639
Total Expenses	972	942

Loss before income taxes and equity in undistributed net income	(950)	(922)
Equity in undistributed net income	11,325	11,915
Net income	$10,375	$10,993
Other comprehensive loss of subsidiaries	(1,300)	(1,427)
Comprehensive income	$9,075	$9,566

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$10,375	$10,993
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	85	78
Undistributed income from subsidiaries	(11,325)	(11,915)
Dividend proceeds from non-banking subsidiaries	21,193	5,000
Other, net	56	(264)
Net cash provided by operating activities	20,384	3,892
Net cash provided by investing activities	—	—
Cash flows from financing activities
Redemption of preferred stock	(29,509)	—
Net cash used in financing activities	(29,509)	—
Net (decrease) increase in cash and cash equivalents	(9,125)	3,892
Cash and cash equivalents at beginning of period	10,152	6,260
Cash and cash equivalents at end of period	$1,027	$10,152

NOTE 25. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2016 and 2015, on a quarterly basis, for the Company:

	For the year ended December 31, 2016
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,561	$8,460	$8,181	$8,214
Interest expense	1,926	1,902	1,764	1,723
Net interest income	6,635	6,558	6,417	6,491
Provision for loan and lease losses	255	578	197	212
Net interest income after provision	6,380	5,980	6,220	6,279
Other income	838	1,189	1,073	1,207
Other expenses	4,729	5,001	5,046	5,221
Income before income tax	2,489	2,168	2,247	2,265
Income tax (benefit) expense	(1,881)	25	60	-
Net income	$4,370	$2,143	$2,187	$2,265
Less net income attributable to noncontrolling interest	248	113	153	76
Net income attributable to Royal Bancshares of Pennsylvania, Inc.	$4,122	$2,030	$2,034	$2,189
Net income available to common shareholders	$4,003	$1,688	$1,696	$1,855
Net income per common share
Basic and diluted	$0.13	$0.06	$0.06	$0.06

	For the year ended December 31, 2015
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,844	$7,798	$7,071	$7,280
Interest expense	1,686	1,636	1,591	1,571
Net interest income	6,158	6,162	5,480	5,709
Provision (credit) for loan and lease losses	634	(216)	(586)	(580)
Net interest income after provision	5,524	6,378	6,066	6,289
Other income	1,202	700	1,283	847
Other expenses	5,427	5,365	5,737	5,375
Income before income tax	1,299	1,713	1,612	1,761
Income tax benefit	(5,139)	-	-	-
Net income	$6,438	$1,713	$1,612	$1,761
Less net income attributable to noncontrolling interest	31	179	151	170
Net income attributable to Royal Bancshares of Pennsylvania, Inc.	$6,407	$1,534	$1,461	$1,591
Net income available to common shareholders	$5,973	$1,100	$1,032	$1,167
Net income per common share
Basic and diluted	$0.20	$0.04	$0.03	$0.04

NOTE 26. SUBSEQUENT EVENTS

On  January 30, 2017, the Company and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bryn Mawr, with Bryn Mawr as the surviving corporation (the “Merger”).  Immediately following the Merger, Royal Bank will merge with the Bryn Mawr Trust Company, the wholly owned subsidiary of Bryn Mawr.  Upon completion of the Merger, holders of Class A common stock of the Company will receive 0.1025 shares of Bryn Mawr common stock, par value of $1.00 per share (the “Bryn Mawr common stock”) for each share of Class A common stock they hold, and holders of Class B common stock of the Company will receive 0.1179 shares of Bryn Mawr common stock for each share of Class B common stock they hold.  The Merger, which is subject to a number of closing conditions including receipt of required regulatory approvals and approval by the Company’s shareholders, is expected to be completed in the third quarter of 2017.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment under the COSO framework, our management concluded that the Company’s control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning the directors and named executive officers of the Corporation and all directors and named executive officers as a group, is set forth in the following table, including the number of shares of common stock of the Corporation beneficially owned, as of February 28, 2017, by each of them.  The table includes options exercisable within 60 days of February 28, 2017. Unless otherwise indicated in a footnote, shares reported in this table are owned directly by the reporting person and such person holds sole voting and investment power with respect to such shares.  The percent of class assumes all options exercisable within 60 days of February 28, 2017, have been exercised and, therefore, on a pro forma basis, 27,999,233  shares of Class A common Stock would be outstanding.  The information is furnished as of February 28, 2017, on which date 1,924,629 Class B shares were issued and outstanding.

			Class A Shares		Class B Shares
		Director	Beneficially	Percent of	Beneficially	Percent of
Name	Age	Since	Owned	Class	Owned	Class

Class I Directors
Edward F. Bradley	73	2008	150,925	0.54%	—	—%
Linda Tabas Stempel (1) (2) (3)	65	2003	977,162	3.49%	82,919	4.31%
Howard Wurzak (2)	62	1987	1,011,468	3.61%	76,336	3.97%
Class II Directors
Murray Stempel, III (2) (3)	62	1997	1,015,910	3.63%	82,919	4.31%
Robert R. Tabas (1) (2)	61	1988	900,319	3.22%	82,683	4.30%
Gerard M. Thomchick	61	2011	16,960	0.06%	—	—%
Class III Directors
F. Kevin Tylus	62	2013	325,267	1.16%	—	—%
Michael J. Piracci	71	2010	24,436	0.09%	—	—%
Wayne R. Huey, Jr.	72	2011	42,694	0.15%	—	—%

Non-Director Executive Officer
Michael S. Thompson (4)	45	N/A	14,542	0.05%	—	—%
Lars B. Eller (5)	50	N/A	26,566	0.09%	—	—%
Mark W. Biedermann (6)	51	N/A	16,666	0.06%	—	—%

All directors and executive officers as a group (12 persons)			6,041,019	21.58%	1,362,717	70.80%
and Daniel M. Tabas Trust (7)

(1)

Linda Tabas Stempel, Robert R. Tabas and Nicholas Randazzo share voting and dispositive control over 2,492,016 shares of Class A common stock and 1,120,779 shares of Class B common stock held in the Daniel M. Tabas Trust. These shares are not included in the share ownership reported in this table for Ms. Stempel or for Mr. Tabas (See footnote (1) on page 125).

(2)

Robert R. Tabas, Murray Stempel, III, Linda Tabas Stempel, Howard Wurzak and members of their immediate families (including siblings) and their affiliates including the Daniel M. Tabas Trust, in the aggregate (excluding stock options), own 8,414,586 shares of Class A common stock (30.05% of Class A) and 1,677,098 shares of Class B common stock (87.14% of Class B) or 34.23% of Class A assuming the full conversion of Class B common stock at a current conversion rate of 1.15 shares of Class A common stock for each share of Class B common stock.  The Class B common stock has 10 to 1 voting rights.  Therefore, the Tabas family holds 53.31% of the voting rights of the Corporation’s common stock.

(3)

Linda Tabas Stempel and Murray Stempel, III are married.  Mr. Stempel’s shares include 21,808 Class A shares related to shares for which he has the voting and dispositive power held in trust for two grandchildren of Evelyn Tabas.

(4)

Mr. Thompson was appointed Executive Vice President and Chief Financial Officer of the Corporation and Royal Bank America in September 2012.  Mr. Thompson previously served as the Corporation’s Chief Accounting Officer.

(5)

Mr. Eller was appointed Executive Vice President and Chief Retail Officer of Royal Bank America in December 2013.  Prior to December 2013, Mr. Eller served as Head of Retail Banking in the Pennsylvania market for TD Bank and also previously served as Executive Vice President of Retail Banking at National City Bank.

(6)

Mr. Biedermann was appointed Executive Vice President and Chief Lending Officer of Royal Bank America in January 2015.  Prior to January 2015, Mr. Biedermann served as Executive Vice President and Chief Lending Officer for Valley Green Bank. Mr. Biedermann previously served as Executive Vice President and Chief Credit Officer at Valley Green Bank from 2010 through the end of 2011.

(7)

The number of shares included in total for directors, officers and the Daniel Tabas Trust has been reduced by 973,912 Class A shares and 82,919 Class B shares to eliminate the same shares beneficially held by both Linda Tabas Stempel and her husband, Murray Stempel, III.  Included in the percent of class calculation is 2,492,016 shares of Class A common stock and 1,120,779 shares of Class B common stock owned by the Daniel M. Tabas Trust.

The information in the preceding table was furnished by the beneficial owners or their representatives and includes direct and indirect ownership. For a description of certain voting agreements executed by the Corporation’s directors and executive officers and certain of their family members and affiliates, including the Daniel M. Tabas Trust, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters/Merger Agreement/Voting Agreements.”

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

CLASS I DIRECTORS – TERMS EXPIRING IN 2018

Edward F. Bradley, CPA, is a Director of the Corporation, and is currently an adjunct professor at Philadelphia University.He was previously a partner at Grant Thornton, a public accounting firm in Philadelphia, Pennsylvania. Mr. Bradley’s many years of experience in public accounting, particularly in auditing financial institutions, is beneficial to the operations of the Corporation’s Audit Committee and his role as the Audit Committee’s Chairperson and financial expert.

Linda Tabas Stempel is a Director of the Corporation, and was previously Director of Investor Relations for the Corporation. She is the wife of Murray Stempel, III, the sister of Robert R. Tabas and the sister-in-law of Howard Wurzak. Her previous role as Director of Investor Relations provides assistance and expertise to the board of directors in managing shareholder communications.

Howard Wurzak is a Director of the Corporation, and is Chairman and CEO of the Wurzak Hotel Group, President and CEO of the Hilton Hotel Philadelphia, Sheraton Hotel King of Prussia, Home2 Suites Philadelphia, Homewood Suites City Avenue and JCB Management, LLC. He is the son-in-law of Evelyn R. Tabas, and the brother-in-law of Robert R. Tabas, Murray Stempel, III and Linda Tabas Stempel.  Mr. Wurzak’s real estate development expertise and ability to manage large organizations demonstrates that he possesses the knowledge regarding the industries we serve and the management skills that we value in the members of our board of directors.

CLASS II DIRECTORS – TERMS EXPIRING IN 2019

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

Robert R. Tabas is the Chairman of the Board and a Director of the Corporation, and was previously Chief Executive Officer of the Corporation from December 2008 (and prior thereto, Chairman of the Corporation and Executive Vice President of the Bank) until February 20, 2013.  Mr. Tabas is also the past president of Federation Housing, Inc. and currently serves on its board of directors and is chair of the board governance committee. He also serves on the board of the Montgomery County Development Corporation. He is the brother of Linda Tabas Stempel and the brother-in-law of Howard Wurzak and Murray Stempel, III.  For the board of directors to run efficiently and effectively, we believe that Mr. Tabas’ participation on the board of directors is necessary and assists the board of directors in overseeing management’s progress on corporate initiatives and strategic plans, given his previous experience within the Corporation as Chief Executive Officer.

Gerard M. Thomchick is a Director of the Corporation and is currently President of GMT, LLC, a consulting company. Previously he was Senior Executive Vice President and Chief Operating Officer of First Commonwealth Financial Corporation, a regional financial services company in western Pennsylvania from 1995-2007 and was President and CEO of First Commonwealth Bank, a regional bank and subsidiary of First Commonwealth Financial from 2005 to 2007. He has served the community during his career in various civic activities including Rotary President. He was previously a board member of the FHLB in Pittsburgh and was acting Chief Risk Officer and Chairman of the Credit Committee for the FHLB in 2009. He was also a member of the American Bankers Executive Council and served on the Financial Services Roundtable.  His prior leadership and banking experience in community banks and larger financial institutions provides critical skills required for the board of directors’ oversight of mergers and acquisitions, commercial lending, strategic planning, risk management, and treasury and investment management.

CLASS III DIRECTORS- TERMS EXPIRING IN 2017

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

Wayne R. Huey, Jr. is a Director of the Corporation, and was previously Executive Vice President of Montgomery Chemicals, a regional chemical manufacturer and supplier to specialty industries, and prior thereto was Senior Vice President of Private Banking at Nova Savings Bank, a local community bank from 2004 until 2005. From 1998 until 2004 he was Vice Chairman and Managing Director of Millennium Bank, a community bank that was merged into Harleysville National Corporation. He was also employed as an Executive Vice President by CoreStates Bank and Meridian Bancorp. He previously held executive positions within other community banks with significant experience in retail banking, administration, commercial lending and marketing. He is currently a board member of the Paoli Hospital Foundation.  Mr. Huey’s prior leadership and banking experience in community banks and larger financial institutions provides critical skills required for the board of directors’ oversight of retail banking, lending, and corporate governance.

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

Based solely on its review of forms received from certain reporting persons, or written representations from reporting persons that no Forms 5 were required for those persons, the Corporation believes that during the period January 1, 2016 through December 31, 2016 its officers and directors were in compliance with all filing requirements applicable to them.

Audit Committee

The Audit Committee arranges examinations by the Corporation’s independent registered public accounting firm, reviews and evaluates the recommendations of the examinations, receives all reports of examination of the Corporation and the Bank by regulatory agencies, analyzes such reports and reports the results of its analysis of the regulatory reports to the Corporation’s board of directors. The committee receives reports directly from the Corporation’s internal auditors on a quarterly basis, and recommends any action to be taken. The committee is also responsible for, among other things, assisting the board of directors in monitoring (i) the integrity of the consolidated financial statements of the Corporation, (ii) the independent auditor's qualification and independence, (iii) the performance of the Corporation’s internal audit function and independent auditors, and (iv) compliance by the Corporation with legal and regulatory matters. The members of the Audit Committee are Edward F. Bradley, Chairperson, Michael J. Piracci and Gerard M. Thomchick. The board of directors has determined that Edward F. Bradley is an "Audit Committee Financial Expert" and is "Independent" under applicable SEC and NASDAQ Rules. The Audit Committee’s charter can be accessed on the Corporation’s website at www.royalbankamerica.com under the heading “Regulatory Filings” located under the “Investor Relations” page under the heading “About Us”.

ITEM 11.  EXECUTIVE COMPENSATION

This section covers the Corporation’s executive compensation philosophy, approach, guidelines and programs, and the factors impacting the compensation of the executive team.  It is presented to provide shareholders with an understanding of the components of the compensation program and its alignment with the Corporation’s performance. The Named Executive Officers (NEOs) for the fiscal year 2016 are:

•	F. Kevin Tylus, President and Chief Executive Officer (“CEO”)
•	Michael S. Thompson, EVP, Chief Financial Officer (“CFO”)
•	Mark W. Biedermann, EVP, Chief Lending Officer (“CLO”) Hired on January 30, 2015
•	Lars B. Eller, EVP, Chief Retail Officer (“CRO”)

Role of the Committee

The primary purpose of the Corporation’s Compensation Committee (the “Committee”) is to periodically review and recommend to the independent directors of the Corporation the compensation for the Corporation’s directors and certain senior executive officers, including the named executive officers (the “Tier 1 Executives”), and to periodically review the compensation of the other executive officers and employees of the Corporation as determined by the Salary & Benefits Committee. The Committee also has overall responsibility for recommending, approving and evaluating the compensation plans, policies and programs of the Corporation and its subsidiaries.  The Compensation Committee’s charter can be accessed on the Corporation’s website at www.royalbankamerica.com under the heading “Regulatory Filings” located under the “Investor Relations” page under the heading “About Us”.  Direct responsibilities of the Committee include:

•

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
•

At least annually reviewing the material performance criteria used by the Salary & Benefits Committee in evaluating executive officers other than the Tier 1 Executives and the material criteria used in establishing appropriate compensation, retention, incentive, severance, and benefit policies and programs applicable to such executive officers.

•

Periodically reviewing and making recommendations to the board of directors with respect to the adoption of or substantive changes in material employee benefit plans, bonus, incentive compensation, severance, equity-based or other compensation, or incentive plans of the Corporation and its subsidiaries.

•	Administering and having authority to recommend awards, subject to approval of the board of directors, under the Corporation’s long-term incentive plans, subject to the terms of the applicable plans.
•	Annually reviewing and determining the compensation of directors, subject to the approval of independent directors acting in executive session.
•

Ensuring that the Corporation uses sound compensation governance practices, which include compliance with all applicable regulations and laws, and ensuring that the compensation programs do not create any undue risk-taking.

Role of Management

The role of management is to provide the Committee with reviews and recommendations for the Committee’s consideration, and to manage the Corporation’s executive compensation programs, policies and governance (as they relate to compensation).  Direct responsibilities of management in this process include:

•	Providing an ongoing review of the effectiveness of the compensation programs, including competitiveness, and alignment with the Corporation’s objectives.
•	Recommending changes, if necessary, to ensure achievement of all program objectives.
•	Recommending compensation levels and/or incentive awards for key executive officers other than the Tier 1 Executives.

In making compensation decisions, the Committee receives input from the CEO as it relates to his direct reports.  This information is considered; however, the Committee and/or Board make the final determinations.  The CEO is not present during deliberations concerning his own compensation, and the Committee and Board hold regular executive sessions where management is not present.

Executive Summary of Corporation Performance and Compensation Decisions

The successful performance during 2016 resulted from our management team’s efforts and abilities to execute on the Bank’s immediate priorities while holding to longer-term strategic objectives. During 2016 and 2015, we achieved a number of milestones including the partial recovery of a portion of the net deferred tax asset valuation allowance, which contributed to a net tax benefit of $1.8 million in 2016 and $5.1 million in 2015.  In addition, the Bank recorded net income of $10.4 million in 2016 ($8.6 million after adjusting for the net tax benefit) compared to $11.0 million ($5.9 million after adjusting for the net tax benefit) in net income during 2015.  Diluted earnings per share were $0.31 ($0.25 after adjusting for the net tax benefit) in 2016 compared to diluted earnings per share of $0.31 ($0.14 after adjusting for the net tax benefit) in 2015. Key financial highlights are shown below.

Performance Metrics	2016	2015	2014
Net Income (in Millions)	$10.4	$11.0	$5.1
Diluted EPS	$0.31	$0.31	$0.14
ROAA	1.3%	1.5%	0.7%
ROAE	15.2%	16.8%	9.0%

Executive Management Compensation Program

Beginning in 2015, the Committee adopted the Executive Management Compensation Program (the “Program”), in which all Named Executive Officers (NEO’s) participate.  The Program is designed to recognize and reward executives for their annual contribution to the Corporation’s performance.

Eligibility is limited to Executive Vice President level positions that have a significant impact on the success of the Corporation.  The Program is a short-term cash incentive plan that directly ties annual cash awards to the Corporation’s performance as achieved across multiple performance measures.  The performance measures and goals are defined each year and approved by the Committee.

The Plan includes a claw back provision.  In the event the Corporation is required to restate its financial statements, participants will be required to forfeit any incentive award earned or distributed during the period for which the restatement is required in excess of what they would have otherwise received based on restated results. The Committee has discretion in determining the application of claw-backs and the amounts to be reclaimed under this provision.

Each executive has a scorecard that identifies the appropriate measures, range of performance, and target compensation opportunities.  Performance Measures are broken into two groups: Corporation Performance Measures, which account for 70% of the incentive payout and Individual Performance Measures which account for 30% of the incentive payout.   Below is a table that shows the weighting of each of the Corporation Performance Measures:

Corporation Performance Measures 70%	Weighting
Net Income (excluding tax benefit)	28.00%
Net Loan Growth	10.50%
Net Core Deposit Growth	10.50%
Non-Performing Asset Reduction	10.50%
Non-Interest Income	10.50%

Individual performance measures are made up of a combination of three qualitative and/or quantitative goals with equal weightings of 10% each for a total of 30% for each individual. These goals vary by individual and are primarily strategic in nature and based on improving overall efficiencies throughout the Corporation.  Each of the NEO’s achieved 100% of their individual performance goals which is equal to 30% of their targeted award.

At the beginning of each year, Threshold, Target and Stretch performance measures are established and approved by the Board of Directors for each of the Corporation Performance Measures.  During 2016, Stretch Performance measures were established for Net Income which the Corporation exceeded.  During 2015, there were no Stretch Performance measures established for the Corporation.  Performance against each range determines the payout opportunity for each factor, ranging from 0% (not achieving minimal performance) to 100% (achieving target performance) of the established target. The Compensation Committee determines an amount to be awarded to each of the NEO’s should the Stretch Performance measure be met.  The Compensation Committee reserves the right to use their discretion and may make additional compensation recommendations for exceptional performance that could exceed target awards. For 2016, the Board of Directors approved the Compensation Committee’s recommendations to award an additional $30,570 to Michael S. Thompson for exceptional performance.

The following table shows fiscal year 2016 performance against goal for each Performance Factor:

Corporation Performance Measures	Target Achievement
Net Income (excluding tax benefit)	137.22%
Net Loan Growth	107.66%
Net Deposit Growth	103.22%
Non-Performing Asset Reduction	116.38%
Non-Interest Income	153.57%

The following table shows fiscal year 2016 overall performance compared to the targeted measures:

	Corporation	Individual	Total
Name	Performance 70%	Performance 30%	Payout
F. Kevin Tylus	70%	30%	100%
Michael S. Thompson	70%	30%	100%
Mark W. Biedermann	70%	30%	100%
Lars B. Eller	70%	30%	100%

For the fiscal year ending December 31, 2016, the incentive payouts to the named executives were as follows:

	Target Payout	Incentive	Additional Payout	Additional	Total	% of
Name	Opportunity	Payout at Target	at Stretch	Bonus	Payout	Base Salary
F. Kevin Tylus	33%	$148,706	$21,600	$—	$170,306	38.9%
Michael S. Thompson	20%	$44,000	$12,000	$30,570	$86,570	44.4%
Mark W. Biedermann	25%	$57,938	$14,400	$—	$72,338	32.2%
Lars B. Eller	20%	$44,880	$12,000	$—	$56,880	25.9%

As noted above, for 2016, the Corporation exceeded the Stretch Performance measures, therefore the additional payments for exceeding this measure are shown in the table above.  In addition, the Board of Directors approved the Compensation Committee’s recommendation to award an additional $30,570 to Michael S. Thompson for exceptional performance.

Base pay increases were awarded to the following named executive officers, effective January 2017:

	2016	2017	$	%
Name	Base Salary	Base Salary	Increase	Increase
F. Kevin Tylus	$450,625	$464,144	$13,519	3.0%
Michael S. Thompson	$220,000	$226,600	$6,600	3.0%
Mark W. Biedermann	$231,750	$238,703	$6,953	3.0%
Lars B. Eller	$224,400	$231,132	$6,732	3.0%

No stock awards are contemplated for the NEOs.

Based on the annual incentive plan that was approved, which is based on achieving selected financial performance and individual goals.  Target award percentages were established as a percentage of base salary as follows:

Name	Target %	Payout at Target
F. Kevin Tylus	33%	$153,168
Michael S. Thompson	20%	$45,320
Mark W. Biedermann	25%	$59,676
Lars B. Eller	20%	$46,226

The Committee reserves the right to use their discretion and may make additional compensation decisions for 2017, which includes rewarding exceptional performance through payments above the target percentages.  This action would reflect a strong desire to re-establish a pay-for-performance environment that will support our long term goals and strategies.  Our goal is to develop programs that align the executive team’s compensation with the Corporation’s performance and to create long-term value for its shareholders.

Below is the “Summary Compensation Table” for the Corporation’s named executive officers for 2016.

							Nonqualified
						Non -Equity	Deferred	All Other
				Stock	Option	Incentive Plan	Compensation	Compensation	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings
Position	Year	($)	($)	($) (5)	($) (5)	($)	($)	($) (1)	($)

F. Kevin Tylus	2016	450,625	—	—	—	170,306	—	8,500	629,431
Principal Executive Officer	2015	437,500	—	—	28,000	150,375	—	2,500	618,375
President & CEO (2)	2014	525,000	74,350	—	—	—	—	2,500	601,850

Michael S. Thompson	2016	220,000	30,570	—	—	56,000	—	2,500	309,070
Principal Finanical Officer	2015	195,000	—	—	11,200	49,000	—	2,500	257,700
Executive Vice President &	2014	180,000	18,000	—	—	—	—	2,500	200,500
Chief Financial Officer (3)

Mark W. Biedermann	2016	231,750	—	—	—	72,338	—	2,500	306,588
Executive Vice President &	2015	208,558	—	45,000	26,750	56,250	—	2,500	339,058
Chief Lending Officer (4)

Lars B. Eller	2016	224,400	—	—	—	56,880	—	2,500	283,780
Executive Vice President &	2015	220,000	—	—	11,200	44,000	—	2,500	277,700
Chief Retail Officer (5)	2014	255,000	21,500	—	—	—	—	2,500	279,000

(1)	Please see the table below for a breakdown of the terms and amounts comprising All Other Compensation.

(2)

Mr. Tylus was appointed as President and Chief Executive Officer of the Corporation on February 20, 2013, and as President and Chief Executive Officer of the Bank on December 18, 2012.  Included in Mr. Tylus’ salary for 2014 is $100,000 that was paid in the form of Class A common stock of the Corporation.

(3)

Mr. Thompson was appointed Executive Vice President and Chief Financial Officer of the Corporation and Royal Bank America in September 2012.  Mr. Thompson previously served as the Corporation’s Chief Accounting Officer.

(4)

Mr. Biedermann has served as Executive Vice President and Chief Lending Officer since January 30, 2015.  Mr. Biedermann’s salary for 2015 represents the amount paid in 2015 based on an annual salary of $225,000 for 2015.

(5)

Mr. Eller has served as Executive Vice President and Chief Retail Officer of the Bank since December 2013.  Included in Mr. Eller’s salary for 2014 is $40,000 that was paid in the form of Class A common stock of the Corporation.

(6)	The amount in these columns reflects the grant date fair value in accordance with ASC Topic 718 for equity awards under the Long-Term Incentive Plan.

The following table sets forth information identifying the items and amounts that comprise All Other Compensation reflected in the “Summary Compensation Table” above.

			401 (k)
		Automobile	Employer	Director	Club dues	Other
		Benefit	Contribution	Fees	Allowance	Compensation	Total
Name	Year	($)	($)	($)	($)	($) (1)	($)

F. Kevin Tylus	2016	—	2,500	—	—	6,000	8,500
	2015	—	2,500	—	—	—	2,500
	2014	—	2,500	—	—	—	2,500

Michael S. Thompson	2016	—	2,500	—	—	—	2,500
	2015	—	2,500	—	—	—	2,500
	2014	—	2,500	—	—	—	2,500

Mark W. Biedermann	2016	—	2,500	—	—	—	2,500
	2015	—	2,500	—	—	—	2,500

Lars B. Eller	2016	—	2,500	—	—	—	2,500
	2015	—	2,500	—	—	—	2,500
	2014	—	2,500	—	—	—	2,500

(1)	For Mr. Tylus, the Other Compensation for 2016 reflects the value of the benefit for the use of a company leased apartment for November and December 2016.

The table does not include benefits generally available to all salaried employees such as medical health coverage, disability coverage, life insurance and benefits made available under cafeteria plans.

Outstanding Equity Awards Table

The table that follows provides information on outstanding stock options and restricted shares awarded to the named executives as of February 28, 2017.  The stock option grants shown below that expire in 2025 vests 33 1/3% each year beginning on the first anniversary date of the grant date.  All other stock option grants listed below have fully vested as of December 31, 2016.  Each restricted stock award vests three years from the grant date.  Mr. Biedermann was issued 25,000 shares of restricted stock in 2015 that does not vest until January 2018. There were no other restricted stock awards outstanding for any of the named executive officers as of December 31, 2016.

Outstanding Equity Awards Table

	Option Awards					Stock Awards
			Equity Incentive
			Plan Awards
	Number of	Number of	Number of			Number of	Market Value
	Securities	Securities	Securities			Shares or Units	of Shares or
	Underlying	Underlying	Underlying	Option		of Stock That	Units of Stock
	Unexercised	Unexercised	Unexercised	Exercise	Option	Have Not	That Have
Name and Principal	Options (#)	Options (#)	Unearned	Price	Expiration	Vested	Not Vested
Position	Exercisable	Unexercisable	Options(#)	($)	Date	(#)	($) (1)

F. Kevin Tylus	16,666	8,334	—	$1.83	02/18/25	—	$—
Principal Executive Officer
President & CEO

Michael S. Thompson	1,109	—	—	$20.08	07/18/17	—	$—
Principal Financial Officer	4,700	—	—	$4.50	10/07/18	—	$—
Executive Vice President &	6,666	3,334	—	$1.83	02/18/25	—	$—
Chief Financial Officer			—

Mark W. Biedermann	16,666	8,334	—	$1.71	02/27/25	25,000	$101,750
Executive Vice President &
Chief Lending Officer (1)

Lars B. Eller	6,666	3,334	—	$1.83	02/18/25	—	$—
Executive Vice President &
Chief Retail Officer

(1)	Based on closing price of $4.07 per share on February 28, 2017.

Option Exercises and Stock Vested Table

There were no stock options exercised by any of the named executive officers, and no stock awards vested for any of the named executive officers during 2016.

Employment Agreement and Change in Control Agreements

On March 4, 2015, Royal Bank America (the “Bank”) entered into an amended and restated employment agreement with F. Kevin Tylus.  The amended and restated employment agreement supersedes the employment agreement with Mr. Tylus, dated November 20, 2013.  The amended and restated agreement for Mr. Tylus is currently subject to annual renewals absent notice of nonrenewal by either party at least 90 days prior to an annual renewal date.

Under the amended and restated agreement, Mr. Tylus is entitled to receive an annual cash base salary of $464,144 which is based on his current base salary.  The amended and restated employment agreement also provides for participation in employee benefit plans and programs maintained by the Corporation and the Bank for the benefit of their executive officers, including participation in cash bonus programs, participation in health, disability benefit, life insurance, pension, profit sharing, retirement and stock-based compensation plans and certain fringe benefits described in the agreements.

Following a “change in control” of the Corporation, if Mr. Tylus’ employment is terminated other than for cause or disability, or if Mr. Tylus resigns after the occurrence of specified events of “good reason” following a change in control, he will receive a lump-sum cash payment equal to three times his annual base salary.  In the event his employment is terminated other than for cause or disability, or if Mr. Tylus resigns after the occurrence of specified events of “good reason” absent a change in control of the Corporation, he would receive a lump-sum cash payment equal to two times his base salary.  The agreement provides for the reduction of any severance payments to the extent necessary to ensure that Mr. Tylus will not receive “excess parachute payments” under Section 280G of the Internal Revenue Code.

The Bank also entered into change in control agreements in March 2015 with each of Michael S. Thompson, Executive Vice President and Chief Financial Officer of the Corporation and the Bank, Lars B. Eller, Executive Vice President and Chief Retail Officer of the Bank, and Mark W. Biedermann, Executive Vice President and Chief Lending Officer of the Bank.  The change in control agreements are currently subject to annual renewals absent notice of nonrenewal by either party at least 60 days prior to an annual renewal date. Under each of these agreements, if, following a “change in control” of the Corporation, the employment of the officer is terminated other than for cause or disability, or if the officer resigns after the occurrence of specified events of “good reason” following a change in control, he or she will receive a lump-sum cash payment equal to two times his highest annual base salary during the three preceeding calendar years.  Each of the agreements provides for the reduction of any payments to the applicable officer to the extent necessary to ensure that he will not receive “excess parachute payments” under Section 280G of the Internal Revenue Code.  The prior employment agreements between the Corporation and the Bank and each of Mr. Thompson and Mr. Eller have either expired or been superseded and replaced with the change in control agreement described in this paragraph, so that, at the date hereof, the only employment agreement to which the Corporation or the Bank is a party with an executive officer of the Corporation is the amended and restated employment agreement with Mr. Tylus.

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

In previous years, board members received annual grants of stock options.  The exercise price for each option grant is set in the same manner as under the LTIP, detailed above.  However, no stock options have been granted for board service since 2008.

In addition, fees are paid to non-employee directors for service on committees and sub-committees of the board.  The Chair of the respective sub-committee is paid $750 per meeting.  The other directors, outside of the Chair, attending the meetings are paid $500 per meeting.  The principal committees and sub-committees of the board are the (i) Executive Loan Committee; (ii) Audit Committee; (iii) Compensation Committee; (iv) Board Risk Committee; (v) Nominating and Governance Committee; (vi) Special Assets Committee; and (vii) Board Capital and Strategy Committee.  Independent directors also receive fees for meetings of the independent directors which they attend.  Outside directors are compensated at the reduced per meeting rates of $300 for teleconference committee meetings and $400 for web-based meetings. The Chair of the Audit Committee is paid a monthly retainer of $1,000. The presiding director for meetings of the independent directors is paid $750 per meeting.

The following table provides information on payments made to all directors by the Corporation and subsidiaries during 2016, except for Mr. Tylus whose compensation is reported in the “Summary Compensation Table” and related tables.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Director Name	($)	($) (1)	($) (1)	($)	($)	($) (2)	($)

Edward F. Bradley	$49,863	$3,015	$—	$—	$—	$—	$52,878
Wayne R. Huey, Jr.	$44,812	$3,015	$—	$—	$—	$—	$47,827
Michael J. Piracci	$32,513	$3,015	$—	$—	$—	$—	$35,528
Linda Tabas Stempel	$27,513	$3,015	$—	$—	$—	$—	$30,528
Murray Stempel, III	$41,163	$3,015	$—	$—	$—	$—	$44,178
Robert R. Tabas	$43,613	$3,015	$—	$—	$—	$81,350	$127,978
Gerard M. Thomchick	$35,663	$3,015	$—	$—	$—	$—	$38,678
Howard Wurzak	$37,388	$3,015	$—	$—	$—	$—	$40,403

(1)	In January 2016, each director was awarded 1,500 shares of the Corporation’s stock as part of their compensation. The price of the stock on the date of the award was $2.01.
(2)	For Mr. Tabas represents annual stipend for serving as Chairman of the Board.

Outstanding Stock Options Held by Directors

The following table provides information on total outstanding stock options held by outside directors at February 28, 2017:

Director Stock Options Table
Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised
	Unexercised	Unexercised	Options (#)
	Options (#)	Options (#)	Total
Director Name	Exercisable	Unexercisable	Outstanding

Edward F. Bradley	—	—	—
Wayne R. Huey, Jr.	—	—	—
Michael J. Piracci	—	—	—
Linda Tabas Stempel	3,250	—	3,250
Murray Stempel, III	12,400	—	12,400
Robert R. Tabas	14,836	—	14,836
Gerard M. Thomchick	—	—	—
Howard Wurzak	3,250	—	3,250

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Principal Shareholders

The following table shows as of February 28, 2017, the amount of outstanding common stock beneficially owned by each shareholder (including any “group” as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Corporation to be the beneficial owner of more than 5% of such stock.  Each share of Class A common stock is entitled to one vote per share.  Each share of Class B common stock is entitled to ten votes per share and may be converted into shares of Class A common stock at the current rate of 1.15 shares of Class A common stock for each share of Class B common stock.  Beneficial ownership is determined in accordance with applicable regulations of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  For purposes of the table set forth below, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of February 28, 2017.  In addition, a person is deemed to beneficially own any stock for which he, directly or indirectly, through any contact, arrangement, understanding, relationship or otherwise has or shares voting or investment power.

Unless otherwise indicated in a footnote, shares reported in this table are owned directly by the reporting person.  The percent of class assumes all options exercisable within 60 days of February 28, 2017, have been exercised and, therefore, on a pro forma basis, 27,999,233 shares of Class A common stock would be outstanding, net of treasury stock.

	Class A Shares		Class B Shares
Name and Address of	Beneficially	Percent of	Beneficially	Percent of
Beneficial Owner	Owned	Class	Owned	Class

Daniel M. Tabas, Trust (1)	2,492,016	8.90%	1,120,779	58.23%
543 Mulberry Lane
Haverford, PA 19041

Lee Evan Tabas (2)	1,370,679	4.90%	149,662	7.78%
355 W. Lancaster Avenue
Haverford, PA 19041

Carol Tabas (3)	889,321	3.18%	82,041	4.26%
39 Rosemont Lane
Pittsburgh, PA 15217

Ithan Creek Master Investors (Cayman), LP (4)	2,265,949	8.09%	—	—%
c/o Wellington Management Company LLP
280 Congress Street
Boston, MA 02210

FJ Capital Management LLC (5)	1,944,803	6.95%	—	—%
1313 Dolly Madison Blvd.
McLean, VA 22101

(1)	The trustees for the Daniel M. Tabas Trust are, Robert R. Tabas, Linda Tabas Stempel and Nicholas Randazzo, who as a group have voting rights and dispositive control of these shares.
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

(3)

The shares beneficially owned by Carol Tabas consist of:  (a) 604,995 Class A shares acquired pursuant to the 2008 Irrevocable Agreement of Trust for Carol Tabas from Evelyn R. Tabas of which she has sole voting and dispositive power subject to the terms of the trust agreement; and (b) 36,606 Class A shares in the Lily Ashley

Stofman Trust of which she has sole voting power; (c) 16,802 Class A shares in the Gregory Rome Stofman Trust of which she has sole voting power; and (d) 11,844 Class A shares in the Maxwell Hunter Stofman Trust of which she has sole voting power.  In addition, Carol Tabas has the power to vote and dispose of 219,074 Class A and 82,041 Class B shares held in the Carol Tabas Trust.

(4)	This information is based on Amendment No. 2 to a Schedule 13G filed by Ithan Creek Master Investors (Cayman) L.P. with the Securities and Exchange Commission on February 9, 2017.
(5)

Includes shares held by certain affiliates of FJ Capital Management LLC, including affiliated entities for which FJ Capital Management LLC may serve as managing member or sub-investment advisor.  This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 21, 2017.

Merger Agreement/Voting Agreements

As previously disclosed, on January 30, 2017, the Corporation and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into an agreement and plan of merger (the “Merger Agreement”) providing that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Corporation will merge with and into Bryn Mawr, with Bryn Mawr as the surviving corporation (the “Merger”).  As a condition and inducement to Bryn Mawr’s willingness to enter into the Merger Agreement, Bryn Mawr entered into voting agreements with certain shareholders of the Corporation, including all directors and executive officers of the Corporation and certain of their family members or affiliates, including the Daniel M. Tabas Trust.  Under the voting agreements, the signing shareholders have agreed to, among other things, vote all shares of the Corporation’s common stock owned by them in favor of approval of the Merger Agreement, and against any competing takeover proposal to acquire the Corporation.  The voting agreements also prohibit each signing shareholder from soliciting or participating in discussions or negotiations with respect to competing takeover proposals, subject to certain exceptions, and restrict each signing shareholder’s ability to sell, transfer or otherwise dispose of, grant any proxy to or permit to exist any pledge or any other encumbrance of any nature with respect to shares of the Corporation’s common stock covered by the voting agreement.  The voting agreements cover an aggregate of 5,954,810 shares of Class A common stock and 1,362,717 shares of Class B common stock (representing approximately 41% of the total voting power of all outstanding shares of the Corporation’s common stock) owned by the Corporation’s directors and executive officers and certain of their family members or affiliates, including the Daniel M. Tabas Trust.  The voting agreements will terminate upon the earliest of (i) the effective date of the Merger; (ii) the date on which the Merger Agreement is terminated in accordance with its terms; or (iii) the date of any mutual modification, waiver, or amendment of the Merger Agreement that adversely affects the consideration payable to shareholders pursuant to the Merger Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In the ordinary course of business, Royal Bank America, the Corporation’s wholly owned banking subsidiary, has had, and expects to have in the future, banking transactions with directors, officers of the Bank, principal shareholders of the Corporation and their associates which involve substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with other parties not related to the bank, and no more than the normal risk of collectability or other unfavorable features.

The largest aggregate amount of indebtedness to the Corporation and Royal Bank America during the year 2016, by all directors (as of December 31, 2016) and officers of the Corporation and Bank as a group, and their affiliates, was $0. The total of such outstanding loans at December 31, 2016, was $0 as there are no remaining loans to directors or executive officers of the Corporation or the bank.

The Corporation has had and intends to have business transactions in the ordinary course of business with directors, officers and associates on comparable terms as those prevailing from time to time for other non-affiliated vendors of the Corporation.  During 2016, the Corporation used the services and banquet facilities of the Hilton Philadelphia Hotel for some of its board of directors meetings.  The Hilton Philadelphia Hotel complex is managed by Howard Wurzak and owned by Stout Road Hotel Development, 37.5% of which is owned by Evelyn R. Tabas, 37.5% of which is owned by the Daniel M. Tabas Trust, and 25% of which is owned by Howard and Joanne Wurzak.  In addition, the Corporation used the services and banquet facilities of the Sheraton Valley Forge for some of its board of director meetings and the annual shareholders meeting in 2016.  The Sheraton Valley Forge is managed by Howard Wurzak and owned 33% by the Daniel M. Tabas Trust and 17% by Howard Wurzak and other members of his immediate family.

A copy of our Code of Ethics is available on our website at www.royalbankamerica.com under  the “Regulatory Filings” link located under the “Investor Relations” page under the heading “About Us” and any shareholder may obtain a printed copy of the Code of Ethics by writing to Investor Relations, Royal Bancshares of Pennsylvania, Inc., 231 St. Asaph’s Road Suite 522, Bala Cynwyd, Pennsylvania 19004, or by calling Investor Relations, Michael Thompson, at (610) 677-2216. There were no waivers of the provisions of our Code of Ethics for any director or any other executive officer in 2016 or through the date of this filing.  In the unlikely event that there is a waiver of our Code of Ethics, the waiver will be described on our website at www.royalbankamerica.com under the “Regulatory Filings” link located under the “Investor Relations” page under the heading “About Us”.

The board of directors has affirmatively determined that Edward F. Bradley, Wayne Huey, Jr., Michael J. Piracci, Gerard M. Thomchick, Robert R. Tabas, Howard Wurzak, Linda Tabas Stempel and Murray Stempel III are independent within the meaning of the NASDAQ listing standards.  In addition, all members of the board of directors serving on the Audit and Compensation Committees are independent within the meaning of the NASDAQ listing standards applicable to each committee.  The board of directors determined that F. Kevin Tylus, President and Chief Executive Officer of the Corporation, is not independent within the meaning of the NASDAQ listing standards. Due to an exemption as a “Controlled Company” under NASDAQ Rules, we are not required to meet certain NASDAQ independence standards for our board of directors. NASDAQ Rules define a “Controlled Company” as one in which more than 50% of the voting power is held by an individual, group or another company. As shown in the stock ownership table included in Item 12, through its ownership of Class A and Class B common stock, the Daniel Tabas Trust and immediate family members control more than 50% of the voting power of the Corporation.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees pertaining to services rendered to the Corporation by BDO USA, LLP during the year ended December 31, 2016 and the year ended December 31, 2015 were as follows:

	Year ended December 31,
	2016	2015

Audit fees	$211,185	$203,124
Audit related fees	14,322	14,384
Tax fees	—	—
All other fees	—	—

Total fees:	$225,507	$217,508

Audit Fees include fees billed (or estimated to be billed) for professional services rendered for the audit of the annual consolidated financial statements and fees billed for the review of financial statements, including expenses, included in the Corporation's Forms 10-K and 10-Q and services that are normally provided by BDO USA, LLP for 2016 and for 2015 in connection with statutory and regulatory filings or engagements.

Audit Related Fees for 2016 and 2015 include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the Audit Fees section of the table above.  Audit Related Fees are related to audit of the Corporation's 401(k) Plan.

 The Audit Committee maintains a policy requiring that it pre-approves all audit and permitted non-audit services provided by BDO USA, LLP.  All non-audit services provided in 2016 were pre-approved by the Audit Committee. The Audit Committee has considered whether, and determined that, the provision of the non-audit services reflected above is compatible with maintaining BDO USA, LLP’s independence.

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

2.1

Agreement and Plan of Merger dated as of January 30, 2017 by and between the Company and Bryn Mawr Bank Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2017.)

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

10.8	Royal Bank America Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)*

10.9	SERP Participation Agreement, as amended — Robert Tabas. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)*

10.10	SERP Participation Agreement, as amended — Murray Stempel. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)*

11.	Statement re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note 19, “Earnings Per Common Share”.)

21.	Subsidiaries of Registrant.

23.	Consents of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive Data File

* Denotes compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ F. Kevin Tylus	By: /s/ Michael S. Thompson
F. Kevin Tylus	Michael S. Thompson
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
March 22, 2017	March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Robert R. Tabas	By: /s/ F. Kevin Tylus
Robert R. Tabas	F. Kevin Tylus
Chairman of the Board	President and Chief Executive Officer/Director
March 22, 2017	March 22, 2017

By: /s/ Edward F. Bradley	By: /s/ Wayne R. Huey, Jr.
Edward F. Bradley	Wayne R. Huey, Jr
Director	Director
March 22, 2017	March 22, 2017

By: /s/ Michael Piracci	By: /s/ Linda Tabas Stempel
Michael Piracci	Linda Tabas Stempel
Director	Director
March 22, 2017	March 22, 2017

By: /s/ Murray Stempel, III	By: /s/ Gerard M. Thomchick
Murray Stempel, III	Gerard M. Thomchick
Director	Director
March 22, 2017	March 22, 2017

By: /s/ Howard Wurzak
Howard Wurzak
Director
March 22, 2017