Form 10-Q
period 2017-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2017-05-11
CIK 922487

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2017
$2.00 par value	27,913,024

Class B Common Stock	Outstanding at April 30, 2017
$0.10 par value	1,924,629

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

 ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	March 31,	December 31,
	2017	2016
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$10,187	$13,146
Interest-earning deposits	5,087	8,084
Total cash and cash equivalents	15,274	21,230
Investment securities available for sale (“AFS”), at fair value	163,737	169,854
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	3,145	3,216
Loans and leases held for sale (“LHFS”), at lower of cost or fair value	205	—
Loans and leases (“LHFI”)	618,784	602,009
Less allowance for loan and lease losses	10,558	10,420
Net loans and leases	608,226	591,589
Company owned life insurance	21,069	20,781
Accrued interest receivable	3,810	3,968
Other real estate owned (“OREO”), net	2,131	3,536
Premises and equipment, net	5,026	5,398
Other assets	11,829	10,663
Total assets	$836,702	$832,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$98,391	$97,859
Interest-bearing	546,034	531,687
Total deposits	644,425	629,546
Short-term borrowings	21,000	19,000
Long-term borrowings	70,000	85,000
Subordinated debentures	25,774	25,774
Accrued interest payable	1,273	711
Other liabilities	19,403	20,181
Total liabilities	781,875	780,212
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Class A common stock, par value $2 per share, authorized 40,000,000 shares; issued 28,244,055 and 28,242,055 at March 31, 2017 and December 31, 2016, respectively,and outstanding 27,913,024 and 27,887,024 at March 31, 2017 and December 31, 2016, respectively	56,488	56,484
Class B common stock, par value $ 0.10 per share, authorized 3,000,000 shares; issued and outstanding, 1,924,629 at March 31, 2017 and December 31, 2016, respectively	193	193
Additional paid in capital	99,444	99,667
Accumulated deficit	(92,700)	(94,512)
Accumulated other comprehensive loss	(4,529)	(5,219)
Treasury stock - at cost, shares of Class A, 331,031 and 355,031 at March 31, 2017 and December 31, 2016, respectively	(4,629)	(4,965)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	54,267	51,648
Noncontrolling interest	560	625
Total equity	54,827	52,273
Total liabilities and shareholders’ equity	$836,702	$832,485

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended
	March 31,
(In thousands, except per share data)	2017	2016
Interest Income
Loans and leases, including fees	$7,916	$6,864
Investment securities	1,026	1,334
Deposits in banks	16	16
Total Interest Income	8,958	8,214
Interest Expense
Deposits	1,117	1,040
Short-term borrowings	66	12
Long-term borrowings	758	671
Total Interest Expense	1,941	1,723
Net Interest Income	7,017	6,491
Provision for loan and lease losses	297	212
Net Interest Income after Provision for Loan and Lease Losses	6,720	6,279
Non-interest Income
Service charges and fees	363	316
Net losses on sales of loans and leases	(50)	—
Income from company owned life insurance	112	467
Gains on sales of premises and equipment	73	—
Net gains on the sale of AFS investment securities	—	367
Other income	13	57
Total Non-interest Income	511	1,207
Non-interest Expense
Employee salaries and benefits	2,780	2,718
Occupancy and equipment	767	724
Professional and legal fees	385	392
Net OREO (income) expenses	(189)	219
Pennsylvania shares tax expense	169	113
FDIC and state assessments	222	173
Communications and data processing	247	247
Provision (credit) for credit losses on off-balance sheet credit exposures	8	(150)
Directors’ fees	216	141
Insurance	100	90
Merger expenses	243	—
Other operating expenses	428	554
Total Non-interest Expense	5,376	5,221
Income Before Tax Expense	1,855	2,265
Income Tax Expense	—	—
Net Income	$1,855	$2,265
Less Net Income Attributable to Noncontrolling Interest	$43	$76
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$1,812	$2,189
Less Preferred Stock Series A Accumulated Dividend and Accretion	$—	$334
Net Income Available to Common Shareholders	$1,812	$1,855
Per Common Share Data:
Net Income — Basic and Diluted	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended
	March 31,
(In thousands)	2017	2016
Net income	$1,855	$2,265
Other comprehensive income, net of tax
Unrealized gains on investment securities:
Unrealized holding gains arising during period, net of tax (1)	632	2,333
Less reclassification adjustment for gains realized in net income, net of tax (2)	—	242
Unrealized gains on investment securities	632	2,091
Unrecognized benefit obligation:
Reclassification adjustment for amortization (3)	13	(103)
Unrecognized benefit obligation	13	(103)
Unrealized gain (loss) on derivative instrument, net of tax (4)	45	(322)
Other comprehensive income	690	1,666
Comprehensive income	2,545	3,931
Less net income attributable to noncontrolling interest	43	76
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$2,502	$3,855

(1)	Net of $326 thousand and $1.2 million in tax expense for the three months ended March 31, 2017 and 2016, respectively.
(2)

Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income; amounts in the above table are net of $125 thousand in income taxes for the three months ended March 31, 2016. See Note 14. Comprehensive Income.

(3)	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.
(4)	Net of $23 thousand in tax expense and $166 thousand tax benefit for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2017-unaudited

							Accumulated
					Additional		other			Total
	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2017	28,242	$56,484	1,925	$193	$99,667	$(94,512)	$(5,219)	$(4,965)	$625	$52,273
Net income						1,812			43	1,855
Other comprehensive income, net of reclassifications and taxes							690			690
Distributions to noncontrolling interests									(108)	(108)
Treasury shares issued for compensation (24,000 shares)					(239)			336		97
Stock options exercised (2,000 shares)	2	4			(1)					3
Stock option expense					17					17
Balance March 31, 2017	28,244	$56,488	1,925	$193	$99,444	$(92,700)	$(4,529)	$(4,629)	$560	$54,827

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

Three months ended March 31,

(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$1,855	$2,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	132
Stock compensation expense	17	21
Provision for loan and lease losses	297	212
Provision (credit) for credit losses on off-balance sheet credit exposures	8	(150)
Impairment charge for OREO	106	58
Net amortization of premiums on AFS investment securities	357	348
Net accretion of net deferred fees on loans	(161)	(144)
Net gains on sales of premises and equipment	(73)	—
Losses on sales of loans and leases	50	—
Net (gains) losses on sales of OREO	(387)	18
Net gains on sales of investment securities	—	(367)
Income from company owned life insurance	(112)	(467)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	158	(71)
Increase in other assets	(1,434)	(297)
Increase in accrued interest payable	562	529
(Decrease) increase in other liabilities	(786)	391
Net cash provided by operating activities	609	2,478
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	7,883	17,308
Proceeds from sales of AFS investment securities	—	10,022
Purchase of AFS investment securities	(1,165)	(1,277)
Redemption of Federal Home Loan Bank stock	71	—
Proceeds from sales of loans and leases	387	—
Net increase in loans	(17,459)	(31,967)
Additions to OREO	(33)	(91)
Proceeds from the sales of premises and equipment	297	—
Purchase of premises and equipment	(4)	(155)
Proceeds from sales of OREO	1,763	461
Payments for life insurance policies	(176)	(180)
Net cash used in investing activities	(8,436)	(5,879)

Statement is continued on the next page.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Three months ended March 31,

	2017	2016
Cash flows from financing activities:
Net (decrease) increase in demand and NOW accounts	$(1,476)	$8,684
Net increase in money market and savings accounts	3,785	2,873
Net increase (decrease) in certificates of deposit	12,570	(118)
Net increase in short-term borrowings	2,000	—
Repayments of long-term borrowings	(15,000)	(113)
Distributions to noncontrolling interest	(108)	(45)
Issuance of treasury stock	97	33
Repurchase of preferred stock	—	(5,800)
Proceeds from stock options exercised	3	29
Net cash provided by financing activities	1,871	5,543
Net (decrease) increase in cash and cash equivalents	(5,956)	2,142
Cash and cash equivalents at the beginning of the period	21,230	25,420
Cash and cash equivalents at the end of the period	$15,274	$27,562
Supplemental Disclosure:
Interest paid	$1,379	$1,194
Transfers from loans to OREO	$44	$107
Transfers to LHFS	$205	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2016 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net income for the periods presented herein as a result of the reclassification.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. In August 2015, the FASB Issued ASU 2015-14 which deferred the effective date to December 15, 2017 and the initial application date (e.g. January 1, 2018.) The majority of our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09. We continue to analyze this update and do not believe that ASU 2014-09 will have a material effect on our financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in other comprehensive income in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  As of December 31, 2016 we do not hold a material amount of equity investments for which fair value is accounted through other comprehensive income.  Consequently, we continue to analyze ASU 2016-01 and do not believe that it will have a material effect on our financial statements.

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

In March 2016, FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  FASB issued ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 in the first quarter of 2017. ASU 2016-09 did not have a material effect on our financial statements.

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

In December 2016, FASB issued Accounting Standards Update No. 2016-19, “Technical Corrections and Improvements” (“ASU 2016-19”).  The amendments in ASU 2016-19 cover a wide range of Topics in the Accounting Standards Codification.  The amendments generally fall into one of four categories: (1) amendments related to differences between original guidance and the codification, (2) guidance clarification and reference corrections, (3) simplification, and (4) minor improvements. Most of the amendments in ASU 2016-19 do not require transition guidance and were effective upon issuance. The amendments that require transition guidance are not applicable to the Company. The amendments that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. FASB does not expect the changes to affect current accounting practice or result in any significant costs.  The adoption of ASU 2016-19 effective January 1, 2017, did not have a material impact on our consolidated financial statements.

In February 2017, FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). To improve the consistency, transparency, and usefulness of financial information for users, the amendments in ASU 2017-07 require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We intend to adopt ASU 2017-07 during the first quarter of 2018 and it will have no effect on our results of operations because it only impacts the presentation of certain information on the statements of income.

In March 2017, FASB issued Accounting Standards Update No. 2017-08, “Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The effect of ASU 2017-08 would be lower interest income and a corresponding lower yield as the amortization period would be shortened.  As of March 31, 2017 we do not hold any callable debt securities that were purchased at a premium.  We intend to adopt ASU 2017-08 during the first quarter of 2019.

Note 2.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2017 and December 31, 2016 are as follows:

As of March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$2,126	$—	$(26)	$2,100
Mortgage-backed securities-residential	6,527	135	—	6,662
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	139,296	1,036	(1,352)	138,980
Non-agency	3,752	—	(71)	3,681
Corporate bonds	1,700	25	—	1,725
Municipal bonds	8,676	130	(64)	8,742
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$163,924	$1,326	$(1,513)	$163,737

As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

The amortized cost and fair value of investment securities at March 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2017
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$1,638	$1,625
After 1 but within 5 years	6,852	6,904
After 5 but within 10 years	3,012	3,013
After 10 years	1,000	1,025
Mortgage-backed securities-residential	6,527	6,662
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	139,296	138,980
Non-agency	3,752	3,681
Total available for sale debt securities	162,077	161,890
No contractual maturity	1,847	1,847
Total available for sale securities	$163,924	$163,737

Proceeds from the sales of AFS investments during the three months ended March 31, 2017 and 2016 were $0 and $10.0 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2017	2016
Gross realized gains	$—	$367
Gross realized losses	—	—
Net realized gains	$—	$367

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

March 31, 2017	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$2,100	$(26)	2	$—	$—	—	$2,100	$(26)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	74,956	(896)	31	11,654	(456)	4	86,610	(1,352)	35
Non-agency	3,681	(71)	3	—	—	—	3,681	(71)	3
Municipal bonds	665	(2)	2	3,330	(62)	4	3,995	(64)	6
Total available for sale	$81,402	$(995)	38	$14,984	$(518)	8	$96,386	$(1,513)	46

December 31, 2016	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$966	$(22)	1	$—	$—	—	$966	$(22)	1
Mortgage-backed securities-residential	4,237	(17)	2	—	—	—	4,237	(17)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,864	(1,630)	31	12,045	(499)	4	85,909	(2,129)	35
Non-agency	4,035	(86)	3	—	—	—	4,035	(86)	3
Municipal bonds	1,678	(45)	3	2,314	(30)	3	3,992	(75)	6
Total available for sale	$84,780	$(1,800)	40	$14,359	$(529)	7	$99,139	$(2,329)	47

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. There were no credit-related impairment losses on debt securities held at March 31, 2017 and March 31, 2016 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of March 31, 2017, we had two U.S. Agency securities with a fair value of $2.1 million and a gross unrealized loss of $26 thousand.  The bonds have been in an unrealized loss position for less than twelve months at March 31, 2017. Management believes that the unrealized loss on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that it will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2017.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of March 31, 2017, we had 35 Agency CMOs with a fair value of $86.6 million and gross unrealized losses of $1.4 million.  Four of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining 31 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2017.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of March 31, 2017, we had three non-agency CMOs with a fair value of $3.7 million and gross unrealized losses of $71 thousand.  The bonds have been in an unrealized loss position for less than twelve months.  We do not intend to sell these securities before recovery of their cost basis, and it is not more likely than not we will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at March 31, 2017.

Municipal bonds:  As of March 31, 2017 we had six municipal bonds with a fair value $4.0 million and gross unrealized losses of $64 thousand.  Two of the municipal bonds have been in an unrealized loss position for less than twelve months and four bonds have been in an unrealized loss position for twelve months or longer at March 31, 2017. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at March 31, 2017.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations, or credit defaults result in impairment that is other than temporary.

Note 3.Loans and Leases

At March 31, 2017 and December 31, 2016, the Company’s LHFS were $205 thousand and $0, respectively. During the first quarter of 2017, we transferred one non-accrual loan to loans held for sale.  As a result of this transfer we recorded a charge-off to the allowance of $20 thousand.

Major classifications of LHFI are as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Commercial real estate	$266,421	$261,561
Construction and land development	88,561	83,369
Commercial and industrial	115,131	108,146
Multi-family	27,069	23,389
Residential real estate	56,790	56,899
Leases	58,733	61,838
Tax certificates	3,114	3,705
Consumer	2,965	3,102
Total loans, net of unearned income	$618,784	$602,009

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

The following tables present risk ratings for each LHFI portfolio classification at March 31, 2017 and December 31, 2016.

As of March 31, 2017
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$226,674	$38,390	$—	$—	$1,357	$266,421
Construction and land development	9,687	78,746	—	—	128	88,561
Commercial and industrial	94,268	18,340	14	1,693	816	115,131
Multi-family	18,620	8,449	—	—	—	27,069
Residential real estate	56,133	103	—	—	554	56,790
Leases	56,419	154	259	—	1,901	58,733
Tax certificates	1,380	—	—	—	1,734	3,114
Consumer	2,853	112	—	—	—	2,965
Total loans, net of unearned income	$466,034	$144,294	$273	$1,693	$6,490	$618,784

As of December 31, 2016
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$221,862	$38,814	$—	$—	$885	$261,561
Construction and land development	9,643	73,582	—	—	144	83,369
Commercial and industrial	92,174	13,308	320	1,692	652	108,146
Multi-family	16,974	6,415	—	—	—	23,389
Residential real estate	56,225	104	—	—	570	56,899
Leases	59,641	348	—	—	1,849	61,838
Tax certificates	1,798	—	—	—	1,907	3,705
Consumer	2,891	211	—	—	—	3,102
Total loans, net of unearned income	$461,208	$132,782	$320	$1,692	$6,007	$602,009

The following tables present an aging analysis of past due payments for each LHFI portfolio classification at March 31, 2017 and December 31, 2016.

As of March 31, 2017	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$1,475	$—	$1,357	$263,589	$266,421
Construction and land development	—	—	128	88,433	88,561
Commercial and industrial	255	—	574	114,302	115,131
Multi-family	—	—	—	27,069	27,069
Residential real estate	1,072	—	349	55,369	56,790
Leases	171	934	1,195	56,433	58,733
Tax certificates	—	—	1,734	1,380	3,114
Consumer	—	—	—	2,965	2,965
Total loans, net of unearned income	$2,973	$934	$5,337	$609,540	$618,784

As of December 31, 2016	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$—	$507	$886	$260,168	$261,561
Construction and land development	—	—	144	83,225	83,369
Commercial and industrial	416	367	173	107,190	108,146
Multi-family	—	—	—	23,389	23,389
Residential real estate	978	—	355	55,566	56,899
Leases	348	104	1,577	59,809	61,838
Tax certificates	—	—	1,907	1,798	3,705
Consumer	—	—	—	3,102	3,102
Total loans, net of unearned income	$1,742	$978	$5,042	$594,247	$602,009

*All loans categorized as “90+ Days Past Due” are non-accrual.

1.

If interest had accrued on non-accrual loans held for investment, such income would have been approximately $118 thousand and $158 thousand for the three months ended March 31, 2017 and 2016, respectively.

Impaired Loans

Total cash collected on all impaired loans during the three months ended March 31, 2017 and 2016 was $133 thousand and $257 thousand respectively, of which $109 thousand and $257 thousand was credited to the principal balance outstanding on such loans, respectively. Interest income recognized on a cash basis on impaired loans and leases was $0 for the three months ended March 31, 2017 and 2016.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at March 31, 2017 and December 31, 2016.

	As of March 31, 2017
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$18	$—	$18
Construction and land development	1	—	128	128
Commercial and industrial	2	1,693	173	1,866
Residential real estate	1	82	—	82
Total	5	$1,793	$301	$2,094

	As of December 31, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$19	$—	$19
Construction and land development	1	—	144	144
Commercial and industrial	2	1,692	173	1,865
Residential real estate	1	83	—	83
Total	5	$1,794	$317	$2,111

At March 31, 2017, there were no TDRs modified within the past 12 months, for which there was a payment default. We did not classify any loan modifications as TDRs during the first quarters of 2017 and 2016.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure.  As of March 31, 2017, we have no foreclosed residential real estate properties as a result of physical possession.  In addition, as of March 31, 2017, we had residential mortgage loans with a carrying value of $88 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the LHFI portfolio disaggregated by loan portfolio classification as of March 31, 2017, December 31, 2016, and March 31, 2016.

Allowance for Loan and Lease Losses

As of and for the three months ended March 31, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,295	$2,294	$1,346	$263	$656	$2,295	$242	$29	$—	$10,420
Charge-offs	(20)	—	—	—	—	(497)	(9)	—	—	(526)
Recoveries	—	351	—	—	7	9	—	—	—	367
Provision (credit)	91	(240)	32	50	(12)	432	(54)	(2)	—	297
Ending balance	$3,366	$2,405	$1,378	$313	$651	$2,239	$179	$27	$—	$10,558
Ending balance: related to loans individually evaluated for impairment	$59	$—	$—	$—	$17	$175	$—	$—	$—	$251
Ending balance: related to loans collectively evaluated for impairment	$3,307	$2,405	$1,378	$313	$634	$2,064	$179	$27	$—	$10,307

Loans Evaluated for Impairment

As of March 31, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$266,421	$88,561	$115,131	$27,069	$56,790	$58,733	$3,114	$2,965	$—	$618,784
Ending balance: individually evaluated for impairment	$1,374	$128	$1,875	$—	$636	$1,192	$1,734	$—	$—	$6,939
Ending balance: collectively evaluated for impairment	$265,047	$88,433	$113,256	$27,069	$56,154	$57,541	$1,380	$2,965	$—	$611,845

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

As of and for the year ended December 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(84)	—	(107)	—	(40)	(930)	(139)	—	—	(1,300)
Recoveries	201	306	174	—	35	57	14	2	—	789
(Credit) provision	(444)	314	(234)	92	75	1,419	20	—	—	1,242
Ending balance	$3,295	$2,294	$1,346	$263	$656	$2,295	$242	$29	$—	$10,420
Ending balance: related to loans individually evaluated for impairment	$3	$—	$—	$—	$17	$340	$8	$—	$—	$368
Ending balance: related to loans collectively evaluated for impairment	$3,292	$2,294	$1,346	$263	$639	$1,955	$234	$29	$—	$10,052
Loan Balances
Ending balance	$261,561	$83,369	$108,146	$23,389	$56,899	$61,838	$3,705	$3,102	$—	$602,009
Ending balance: individually evaluated for impairment	$904	$144	$2,105	$—	$653	$1,242	$1,907	$—	$—	$6,955
Ending balance: collectively evaluated for impairment	$260,657	$83,225	$106,041	$23,389	$56,246	$60,596	$1,798	$3,102	$—	$595,054

Allowance for Loan and Lease Losses

As of and for the three months ended March 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(77)	—	(108)	—	—	(283)	(6)	—	—	(474)
Recoveries	176	194	123	—	11	8	2	—	—	514
(Credit) provision	(151)	52	(109)	3	(11)	519	(91)	—	—	212
Ending balance	$3,570	$1,920	$1,419	$174	$586	$1,993	$252	$27	$—	$9,941
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$25	$185	$—	$—	$—	$210
Ending balance: related to loans collectively evaluated for impairment	$3,570	$1,920	$1,419	$174	$561	$1,808	$252	$27	$—	$9,731

Loans Evaluated for Impairment

As of March 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$237,343	$61,095	$92,189	$16,576	$49,370	$67,267	$4,820	$2,487	$—	$531,147
Ending balance: individually evaluated for impairment	$1,368	$145	$2,317	$—	$843	$755	$1,038	$—	$—	$6,466
Ending balance: collectively evaluated for impairment	$235,975	$60,950	$89,872	$16,576	$48,527	$66,512	$3,782	$2,487	$—	$524,681

The following tables detail the loans that were evaluated for impairment by loan classification at March 31, 2017 and December 31, 2016.

	At March 31, 2017
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$349	$349	$—
Construction and land development	531	128	—
Commercial and industrial	1,915	1,875	—
Residential real estate	132	82	—
Tax certificates	6,166	1,734	—
Total:	$9,093	$4,168	$—

With an allowance recorded:
Commercial real estate	$1,422	$1,025	$59
Residential real estate	$660	$554	$17
Leasing	1,191	1,192	175
Total:	$3,273	$2,771	$251

	At and for the year ended December 31, 2016
	Unpaid			Average	Interest	Interest income
	principal	Recorded	Related	recorded	income	recognized
(In thousands)	balance	investment	allowance	investment	recognized	cash basis
With no related allowance recorded:
Commercial real estate	$362	$362	$—	$923	$—	$—
Construction and land development	546	144	—	145	—	—
Commercial and industrial	2,209	2,105	—	2,296	107	—
Residential real estate	133	83	—	45	4	—
Tax certificates	2,165	1,752	—	1,019	—	—
Total:	$5,415	$4,446	$—	$4,428	$111	$—

With an allowance recorded:
Commercial real estate	$936	$542	$3	$168	$—	$—
Commercial and industrial	—	—	—	17	—	—
Residential real estate	668	570	17	695	—	—
Leases	1,242	1,242	340	910	—	—
Tax certificates	4,202	155	8	26	—	—
Total:	$7,048	$2,509	$368	$1,816	$—	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31, 2017
	Average	Interest	Interest income
	recorded	income	recognized
(In thousands)	investment	recognized	cash basis
Commercial real estate	$1,267	$—	$—
Construction and land development	140	—	—
Commercial and industrial	2,099	25	—
Residential real estate	645	2	—
Leasing	1,051	—	—
Tax certificates	1,850	—	—
Total:	$7,052	$27	$—

	For the three months ended March 31, 2016
	Average	Interest	Interest income
	recorded	income	recognized
(In thousands)	investment	recognized	cash basis
Commercial real estate	$1,418	$—	$—
Construction and land development	145	—	—
Commercial and industrial	2,516	30	—
Residential real estate	860	—	—
Leasing	894	—	—
Tax certificates	1,051	—	—
Total:	$6,884	$30	$—

Note 5.Other Real Estate Owned

At March 31, 2017, OREO was comprised of one real estate property acquired through, or in lieu of foreclosure in settlement of a loan and 30 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2017 to March 31, 2017 and January 1, 2016 to December 31, 2016.

	For the three months ended March 31, 2017
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$236	$3,300	$3,536
Net proceeds from sales	(33)	(1,730)	(1,763)
Net gains on sales	5	382	387
Transfers in	—	44	44
Cash additions	—	33	33
Impairment charge	—	(106)	(106)
Ending balance	$208	$1,923	$2,131

	For the year ended December 31, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(7)	(5,458)	(5,465)
Net gain on sales	1	677	678
Transfers in	28	831	859
Cash additions	—	290	290
Impairment charge	(6)	(255)	(261)
Ending balance	$236	$3,300	$3,536

At March 31, 2017, OREO was comprised of $208 thousand in land and $1.9 million in tax liens.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 6.Deposits

Our deposit composition as of March 31, 2017 and December 31, 2016 is presented below:

	March 31,	December 31,
(In thousands)	2017	2016
Non-interest bearing checking	$98,391	$97,859
Interest checking	45,827	47,835
Money Market	162,511	165,305
Savings	91,749	85,170
Certificates of deposit ($250 and over)	21,576	19,520
Certificates of deposit (less than $250)	187,368	192,368
Brokered deposits	37,003	21,489
Total deposits	$644,425	$629,546

Note 7.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of March 31, 2017, Royal Bank had $248.1 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $56.0 million at March 31, 2017 and $69.0 million at December 31, 2016.  The advances and the line of credit are collateralized by FHLB stock, government agency securities mortgage-backed securities, and a blanket lien on certain real estate loans.  As of March 31, 2017, investment securities with a market value of $19.0 million were pledged as collateral to the FHLB for the borrowings.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2017	$31,000	1.24%	$44,000	1.19%
2018	10,000	2.01%	10,000	2.01%
2021	15,000	1.40%	15,000	1.40%
Total FHLB borrowings	$56,000		$69,000

2.	Other borrowings

At March 31, 2017 and December 31, 2016, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $20.0 million in lines of credit with two local financial institutions, of which $0 was outstanding at March 31, 2017 and December 31, 2016, respectively.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 3.28% at March 31, 2017, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Note 8.Derivative Instruments and Hedging Activity

In 2014 we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy of an FHLB advance, which matured in June 2016.  We have and will continue to rollover the FHLB advance through the swap expiration of June 2021. This derivative was used as part of the asset/liability management process, is linked to a specific liability and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as a cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. As of March 31, 2017, an investment security with a fair value of $650 thousand was pledged as collateral to the counterparty of this transaction.

The effects of the derivative instrument on the Consolidated Financial Statements at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 were as follows:

	As of March 31, 2017
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(426)	Other liabilities	June 24, 2021
Total:	$15,000	$(426)

	As of December 31, 2016
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(494)	Other liabilities	June 24, 2021
Total:	$15,000	$(494)

For the three months ended March 31, 2017
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$45	Not Applicable	$—
Total:	$45		$—

For the year ended December 31, 2016
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$40	Not Applicable	$—
Total:	$40		$—

For the three months ended March 31, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(322)	Not Applicable	$—
Total:	$(322)		$—

Note 9.Commitments, Contingencies, and Concentrations

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

The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$85,443	$74,858
Commitments to extend credit	13,886	43,344
Standby letters of credit and financial guarantees written	37	37

Legal Proceedings

From time to time, we are a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

On January 30, 2017, the Company and Bryn Mawr Bank Corporation, (“BMBC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into BMBC, with BMBC being the surviving corporation (the “Merger”).  On April 11, 2017, a purported shareholder filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against members of the Company’ board of directors, BMBC and the Company. The lawsuit, which is captioned Parshall v. Royal Bancshares of Pennsylvania, Inc., et al., Case No. 2:17-cv-01641-PBT alleges class claims on behalf of all Company shareholders and based on allegations of material misstatements and omissions in this proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. As of the date of this filing, the Company cannot reasonably predict the outcome of the lawsuit or, in the event of an adverse outcome, the potential loss or range of possible loss relating to the lawsuit.

Note 10.Shareholders’ Equity

1.	Common Stock

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

2.	Payment of Dividends

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

Under the rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.  Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital to 10.0%.  Management believes that as of March 31, 2017, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.  As of March 31, 2017, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2017 and the previous 26 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At March 31, 2017
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$79,130	12.320%	$59,411	9.250%	$64,228	10.000%
Tier 1 capital (to risk-weighted assets)	$70,998	11.054%	$46,566	7.250%	$51,383	8.000%
Tier 1 capital (to average assets, leverage)	$70,998	8.619%	$32,950	4.000%	$41,188	5.000%
Common equity Tier 1 (to risk-weighted assets)	$70,437	10.967%	$36,931	5.750%	$41,748	6.500%

*Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three months ended
(In thousands)	March 31, 2017
RAP net income	$757
Tax lien adjustment, net of noncontrolling interest	1,298
U.S. GAAP net income	$2,055

	At March 31, 2017
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	12.320%	12.502%
Tier 1 capital (to risk-weighted assets)	11.054%	11.236%
Tier 1 capital (to average assets, leverage)	8.619%	8.765%
Common equity Tier 1 (to risk-weighted assets)	10.967%	11.148%

The tables below reflect the Company’s capital ratios:

	At March 31, 2017
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$86,088	13.341%	$59,689	9.250%	$64,529	10.00%
Tier 1 capital (to risk-weighted assets)	$70,816	10.974%	$46,783	7.250%	$38,717	6.00%
Tier 1 capital (to average assets, leverage)	$70,816	8.529%	$33,211	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$52,431	8.125%	$37,104	5.750%	N/A	N/A

*Ratios related to risk-weighted assets include capital conservation buffer of 1.25%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2017 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the three months ended
(In thousands)	March 31, 2017
U.S. GAAP net income	$1,812
Tax lien adjustment, net of noncontrolling interest	(1,298)
RAP net income	$514

	At March 31, 2017
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	13.341%	13.162%
Tier 1 capital (to risk-weighted assets)	10.974%	10.727%
Tier 1 capital (to average assets, leverage)	8.529%	8.333%
Common equity Tier 1 (to risk-weighted assets)	8.125%	7.938%

Note 12.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three months ended March 31, 2017 and 2016 included the following components:

	For the three months ended
	March 31,
(In thousands)	2017	2016
Service cost	$13	$12
Interest cost	138	142
Amortization of actuarial loss	50	43
Net periodic benefit cost	$201	$197

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.  The cash surrender value for these policies was approximately $4.8 million and $4.7 million as of March 31, 2017 and December 31, 2016, respectively. The accumulated benefit obligation was $15.2 million at March 31, 2017 and December 31, 2016.

Note 13.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the if-converted method. For the three months ended March 31, 2017 and 2016, 58,139 and 245,875 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally, warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	For the three months ended March 31, 2017
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,812	30,122	$0.06

Diluted EPS
Income available to common shareholders	$1,812	30,207	$0.06

	For the three months ended March 31, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,855	30,061	$0.06

Diluted EPS
Income available to common shareholders	$1,855	30,108	$0.06

Note 14.Comprehensive Income

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

	For the three months ended March 31, 2017

	Before tax	Tax	Net of tax
(In thousands)	amount	expense	amount
Unrealized losses on investment securities:
Unrealized holding gains arising during period	$958	$326	$632
Unrealized gains on investment securities	958	326	632
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	13	—	13
Unrecognized benefit obligation	13	—	13
Unrealized gain on derivative instrument	68	23	45
Other comprehensive income, net	$1,039	$349	$690

	For the three months ended March 31, 2016
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$3,562	$1,229	$2,333
Less reclassification adjustment for gains
realized in net income	367	125	242
Unrealized gains on investment securities	3,195	1,104	2,091
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(103)	—	(103)
Unrecognized benefit obligation	(103)	—	(103)
Unrealized loss on derivative instrument	(488)	(166)	(322)
Other comprehensive income, net	$2,604	$938	$1,666

The other components of accumulated other comprehensive loss included in shareholders’ equity at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Unrecognized benefit obligation	$(4,125)	$(4,138)
Unrealized loss on AFS investments	(123)	(755)
Unrealized loss on derivative instrument	(281)	(326)
Accumulated other comprehensive loss	$(4,529)	$(5,219)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three months ended March 31, 2017 and 2016.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of March 31, 2017	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$2,100	$—	$2,100
Mortgage-backed securities-residential	—	6,662	—	6,662
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	138,979	—	138,979
Non-agency	—	3,681	—	3,681
Corporate bonds	—	1,726	—	1,726
Municipal bonds	—	8,742	—	8,742
Other securities	—	—	1,821	1,821
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$161,890	$1,821	$163,737
Liabilities:
Derivative instruments
Interest rate swaps	$—	$426	$—	$426

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$966	$—	$966
Mortgage-backed securities-residential	—	7,038	—	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	145,559	—	145,559
Non-agency	—	4,035	—	4,035
Corporate bonds	—	1,701	—	1,701
Municipal bonds	—	8,708	—	8,708
Other securities	—	—	1,821	1,821
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$168,007	$1,821	$169,854
Liabilities:
Derivative instruments
Interest rate swaps	$—	$494	$—	$494

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2017 and 2016:

(In thousands)	Other securities
Investment Securities Available for Sale	2017	2016
Beginning balance January 1,	$1,821	$2,495
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	—	301
Included in other comprehensive income	—	(130)
Purchases	—	73
Sales and calls	—	(308)
Transfers in and/or out of Level 3	—	—
Ending balance March 31,	$1,821	$2,431

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of March 31, 2017	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,660	$2,660
Other real estate owned	—	—	909	909
Loans and leases held for sale	—	—	205	205

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$6,102	$6,102
Other real estate owned	—	—	1,471	1,471

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2017 and December 31, 2016:

	Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2017		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,660	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-11.6%)
		collateral (1)	Liquidation expenses	0.0%	-	-7.9%	(-3.8%)

Other real estate owned	909	Appraisal of	Appraisal adjustments	0.0%	-	-45.5%	(-22.1%)
		collateral (1)	Liquidation expenses			-5.0%	(-5.0%)

Loans and leases held for sale	205	Appraisal of	Agreement of sale			-4.9%	(-4.9%)
		collateral (1)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2016		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$6,102	Appraisal of	Appraisal adjustments	0.0%	-	-27.4%	(-12.3%)
		collateral (1)	Liquidation expenses	0.0%	-	-12.8%	(-5.2%)

Other real estate owned	1,471	Appraisal of	Appraisal adjustments	0.0%	-	-61.5%	(-32.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-5.6%	(-5.6%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at March 31, 2017 and December 31, 2016. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at March 31, 2017 and December 31, 2016.

			Fair Value Measurements
			At March 31, 2017
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$15,274	$15,274	$15,274	$—	$—
Investment securities available for sale	163,737	163,737	26	161,890	1,821
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,145	3,145	—	—	3,145
Loans held for sale	205	205	—	—	205
Loans, net	608,226	596,702	—	—	596,702
Accrued interest receivable	3,810	3,810	—	3,810	—
Financial Liabilities:
Demand deposits	98,391	98,391	—	98,391	—
NOW and money markets	208,338	208,338	—	208,338	—
Savings	91,749	91,749	—	91,749	—
Certificates of deposit and brokered funds	245,947	246,014	—	246,014	—
Short-term borrowings	21,000	21,000	21,000	—	—
Long-term borrowings	70,000	69,811	—	69,811	—
Subordinated debt	25,774	26,134	—	26,134	—
Accrued interest payable	1,273	1,273	—	1,273	—
Derivative Instruments (Liability):
Interest rate swaps	426	426	—	426	—

			Fair Value Measurements
			At December 31, 2016
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$21,230	$21,230	$21,230	$—	$—
Investment securities available for sale	169,854	169,854	26	168,007	1,821
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,216	3,216	—	—	3,216
Loans, net	591,589	578,732	—	—	578,732
Accrued interest receivable	3,968	3,968	—	3,968	—
Financial Liabilities:
Demand deposits	97,859	97,859	—	97,859	—
NOW and money markets	213,140	213,140	—	213,140	—
Savings	85,170	85,170	—	85,170	—
Time deposits and brokered funds	233,377	233,288	—	233,288	—
Short-term borrowings	19,000	19,000	19,000	—	—
Long-term borrowings	85,000	84,617	—	84,617	—
Subordinated debt	25,774	26,538	—	26,538	—
Accrued interest payable	711	711	—	711	—
Derivative Instruments (Liability):
Interest rate swaps	494	494	—	494	—

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

Tax liens

At March 31, 2017, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following tables present selected financial information for reportable business segments for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$829,143	$7,559	$836,702
Total deposits	$644,425	$—	$644,425

Interest income	$8,818	$140	$8,958
Interest expense	1,866	75	1,941
Net interest income	$6,952	$65	$7,017
Provision (credit) for loan and lease losses	351	(54)	297
Total non-interest income	548	(37)	511
Total non-interest expense	5,493	(117)	5,376
Income tax expense	—	—	—
Net income	$1,656	$199	$1,855
Noncontrolling interest	$48	$(5)	$43
Net income attributable to Royal Bancshares	$1,608	$204	$1,812

	For the three months ended March 31, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$784,797	$13,751	$798,548
Total deposits	$589,331	$—	$589,331

Interest income	$8,133	$81	$8,214
Interest expense	1,568	155	1,723
Net interest income (expense)	$6,565	$(74)	$6,491
Provision (credit) for loan and lease losses	303	(91)	212
Total non-interest income	1,190	17	1,207
Total non-interest expense	4,839	382	5,221
Income tax expense	—	—	—
Net income (loss)	$2,613	$(348)	$2,265
Noncontrolling interest	$96	$(20)	$76
Net income (loss) attributable to Royal Bancshares	$2,517	$(328)	$2,189

Interest income earned by the community banking segment related to the tax liens segment was approximately $75 thousand and $155 thousand for the three month periods ended March 31, 2017 and 2016, respectively.

Note 17.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. At March 31, 2017 and December 31, 2016, FHLB stock totaled $3.1 million and $3.2 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of March 31, 2017.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three months ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2016) lists significant accounting policies used in the development and presentation of our consolidated financial statements.  The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.  We completed an internal review of this financial information.  This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we have identified other-than-temporary impairment (“OTTI”) on investment securities, accounting for allowance for loan and lease losses (“allowance”), the valuation of other real estate owned (“OREO”), the valuation allowance of deferred tax assets, fair value measurements, and the pension benefit obligation as among the most critical accounting policies and estimates.  These critical accounting policies and estimates are important to the presentation of our financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

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

Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, and leases. We are liquidating our tax lien portfolio. At March 31, 2017, commercial real estate and multi-family loans, commercial and industrial loans, construction and land development loans, and leases comprised 47%, 19%, 14%, and 9%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

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

Consolidated Net Income

Net income attributable to the Company was $1.8 million, or $0.06 per diluted share, for the three months ended March 31, 2017 compared to net income of $2.2 million, or $0.06 per diluted share, for the three months March 31, 2016. Net interest income increased $526 thousand, or 8.1%, due to a net increase of $47.4 million in average interest-earning assets and a shift from investment securities into higher-yielding loans.  Net OREO expenses declined $408 thousand and was mostly related to a $405 thousand increase in the net gains on sale of OREO properties.

Because there were no sales on investment securities during the first quarter of 2017, net gains on the sale of investments declined $367 thousand.  We recorded expenses of $243 thousand related to the planned merger with Bryn Mawr during the first quarter of 2017. We recorded a provision for unfunded loan commitments of $8 thousand in the first quarter of 2017 compared to a credit for unfunded loan commitments of $150 thousand in the first quarter of 2016.

Interest Income

Total interest income of $9.0 million for the first quarter of 2017 increased $744 thousand, or 9.1%, from the comparable quarter of 2016. The growth in interest income was related to a $47.4 million increase in average interest-earning assets.  Average interest-earning assets amounted to $790.5 million for the first quarter of 2017 compared to $743.1 million for the first quarter of 2016. Average loan and lease balances grew $97.7 million, or 19.0%, from $512.9 million for the first quarter of 2016 to $610.6 million for the first quarter of 2017.  Average investment securities declined $43.3 million, or 19.9%, to $174.4 million for the first quarter of 2017 from $217.7 million for the comparable quarter of 2016. Average interest-earning deposits decreased from $12.5 million for the first quarter of 2016 to $5.5 million for the first quarter of 2017.  Quarter over quarter, interest income on loans and leases increased $1.1 million, or 15.3%, while interest income on investment securities decreased $308 thousand, or 23.1%. Despite the 56.1% decline in average interest-earning deposits, the income earned on such deposits was $16 thousand for both quarters.  During the nine month period from April 1, 2016 to December 31, 2016, we strategically sold investment securities with lower yields, shorter maturities, or extension risk in a rising rate environment. Additionally, approximately $16.0 million in callable government agency bonds were called during this period.  The cash flows from these transactions along with principal and interest payments on the investment portfolio were reinvested in loans and leases and government sponsored mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

For the first quarter of 2017, the yield on average interest-earning assets of 4.60% amounted to an increase of 15 basis points from the yield of 4.45% for the prior year’s first quarter. Despite the increase in interest income on loans and the 50 basis point increase in the Fed Funds rate since December 2016, the average yield on loans declined 12 basis points (5.26% in 2017 versus 5.38% in 2016). The decrease in loan yield reflects the competitive pricing environment we are experiencing for high quality loans. The average yield on investments declined seven basis points quarter over quarter (2.39% in 2017 versus 2.46% in 2016).  The average yield on interest-earning deposits increased 67 basis points from 0.52% for the first quarter of 2016 to 1.19% for the first quarter of 2017 and was directly impacted by the increase in the Fed Funds rate.

Interest Expense

Total interest expense of $1.9 million in the first quarter of 2017 increased $218 thousand, or 12.7%, from the comparable quarter of 2016. The increase in interest expense was associated with an increase in interest expense on average interest-bearing deposit accounts and average borrowings.  For the first quarter of 2017, average interest-bearing liabilities of $677.9 million increased $64.3 million, or 10.5%, from $613.6 million for the comparable period in 2016. For the three months ended March 31, 2017, average interest bearing deposits increased $44.3 million, or 8.9%, to $542.5 million, while average borrowings increased $19.9 million, or 17.2%, to $135.4 million from the comparable quarter of 2016.  Average savings accounts and average certificates of deposit (“CDs”) grew $21.1 million and $27.0 million to $83.0 million and $235.0 million, respectively, quarter over quarter. Average interest checking and money market accounts declined $3.6 million to $224.6 million for the first quarter of 2017.  Included in the average interest checking and money market balance for the first quarter of 2016 was $25.0 million from a brokered checking deposit arrangement with another financial institution.  This arrangement was terminated in the third quarter of 2016 and was replaced during the past seven months with brokered CDs through Promontory Interfinancial Network’s CDARS program.  For the first quarter of 2017, the interest paid on the average interest-bearing deposits increased $77 thousand, or 7.4%.

The interest paid on average borrowings increased $141 thousand, or 20.6% from the comparable quarter of 2016. We have one interest rate swap that was tied to a rollover strategy of an FHLB advance that matured on June 24, 2016. We have and will continue to rollover the FHLB advance every three months through the swap expiration of June 2021. The interest expense associated with the swap was $60 thousand for the first quarter of 2017.  Additionally, in the third quarter of 2016, we chose to benefit from the flattening yield curve and borrowed a $15.0 million FHLB advance for five years.  This advance will allow us to guarantee an interest rate spread on $15.0 million in five year fixed rate loans.

The average interest rate paid on average total interest-bearing liabilities during the first quarters of 2017 and 2016 amounted to 1.16% and 1.13%, respectively. During the first quarters of 2017 and 2016 the average interest rate paid on average interest-bearing deposits was 0.84%.  Despite the increase in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification decreased ten basis points (1.31% in 2017 versus 1.41% in 2016).

Additionally, the average rates paid on savings accounts decreased nine basis points (0.60% in 2017 versus 0.69% in 2016).  While the recent rate increases by the Federal Reserve present pricing challenges, we have been able to mitigate this through our varied product offerings and our customer service.  The average interest rate paid for borrowings during the first quarter of 2017 was 2.47%, which amounted to an increase of nine basis points from the average rate paid of 2.38% during the first quarter of 2016.  Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2016 and to a lesser extent the rate increase in March 2017. Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap and the new $15.0 million advance mentioned previously.

Net Interest Income and Margin

Net interest income for the quarter ended March 31, 2017 amounted to $7.0 million, resulting in an increase of $526 thousand, or 8.1%, from the comparable quarter of 2016. The growth in net interest income was impacted by the growth in average interest-earning assets and was partially offset by the increase in the average rate paid on average borrowings. Quarter over quarter, average loans and leases outstanding increased $97.7 million, or 19.0%, while average investments declined $43.3 million, or 19.9%.  The average rate paid on average borrowings grew nine basis points while the corresponding balances grew $19.9 million.

The net interest margin for the first quarter of 2017 was 3.60%, which increased nine basis points from 3.51% for the comparable quarter of 2016. The average yield on interest-earning assets for the first quarter of 2017 was 4.60% compared to 4.45% for the same period in 2016.  The average rate paid on interest checking and money market accounts increased six basis points while the average rates paid on average savings accounts and CDs went down by nine and ten basis points, respectively. The average rate paid on average borrowings increased nine basis points due to a $19.9 million increase in the average balance coupled with higher rates paid.  The average borrowing rate paid was negatively impacted by the increase in short-term interest rates, the interest rate swap and the $15.0 million advance mentioned previously.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	March 31, 2017			March 31, 2016
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning deposits	$5,471	$16	1.19%	$12,462	$16	0.52%
Investment securities	174,359	1,026	2.39%	217,677	1,334	2.46%
Loans and leases	610,648	7,916	5.26%	512,937	6,864	5.38%
Total interest earning assets	790,478	8,958	4.60%	743,076	8,214	4.45%
Non-earning assets	46,171			48,981
Total average assets	$836,649			$792,057
Interest-bearing deposits
Interest checking and money markets	$224,552	$235	0.42%	$228,170	$206	0.36%
Savings	82,954	122	0.60%	61,915	106	0.69%
Certificates of deposit	234,950	760	1.31%	208,033	728	1.41%
Total interest bearing deposits	542,456	1,117	0.84%	498,118	1,040	0.84%
Borrowings	135,409	824	2.47%	115,513	683	2.38%
Total interest bearing liabilities	677,865	1,941	1.16%	613,631	1,723	1.13%
Non-interest bearing deposits	81,759			81,568
Other liabilities	23,855			23,358
Shareholders' equity	53,170			73,500
Total average liabilities and equity	$836,649			$792,057
Net interest income		$7,017			$6,491
Net interest margin			3.60%			3.51%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three months ended March 31, 2017, as compared to the respective period in 2016, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2017 vs. 2016
	Increase (decrease)
(In thousands)	Volume	Rate	Total
Interest income
Interest-earning deposits	$(21)	$21	$—
Total short term earning assets	(21)	21	—
Investment securities	(270)	(38)	(308)
Loans and leases
Commercial demand loans	711	102	813
Commercial mortgages	505	(278)	227
Residential and home equity loans	60	(41)	19
Leases receivables	(127)	59	(68)
Tax certificates	(21)	79	58
Consumer loans	4	(1)	3
Loan fees	—	—	—
Total loans and leases	1,132	(80)	1,052
Total increase (decrease) in interest income	$841	$(97)	$744
Interest expense
Deposits
NOW and money market	$(3)	$32	$29
Savings	32	(16)	16
Certificates of deposit	89	(57)	32
Total deposits	118	(41)	77
Borrowings
Borrowings	113	—	113
Subordinated debentures	—	28	28
Total borrowings	113	28	141
Total increase (decrease) in interest expense	$231	$(13)	$218
Total increase (decrease) in net interest income	$610	$(84)	$526

Provision for Loan and Lease Losses

We recorded a provision for loan and lease losses of $297 thousand and $212 thousand for the three months ended March 31, 2017 and 2016, respectively. The 2017 provision was primarily attributable to growth in the loan and lease portfolio, specific reserves within the leasing portfolio, and net charge-off activity. Charge-offs for the leasing portfolio were $497 thousand for the three months ended March 31, 2017 compared to $283 thousand for the three months ended March 31, 2016 and were related to specific reserves.  Growth in the loan portfolio may require provisions to the allowance for loan and lease losses in future periods.

Non-interest Income

Non-interest income for the first quarter of 2017 was $511 thousand compared to $1.2 million for the comparable quarter of 2016.  Net gains on the sale of investment securities decreased from $367 thousand for the three months ended March 31, 2016 to $0 for the three months ended March 31, 2017. We did not sell investment securities in the 2017 quarter. Income from Company owned life insurance policies was $112 thousand for the first quarter of 2017 compared to $467 thousand for the comparable 2016 period.  The 2016 period include additional income recognized on the policies. During the first quarter of 2017, we closed our Trooper branch office and completed the sale of the building.  We also sold tax certificates from our portfolio. We recorded a gain of $73 thousand as a result of the sale of the building and a loss of $50 thousand on the sale of the tax certificates.  We did not sell any buildings or tax certificates in the first quarter of 2016.

Non-interest Expense

Non-interest expense was $5.4 million for the first quarter of 2017 compared to $5.2 million for the first quarter of 2016 and increased $155 thousand, or 3.0%, quarter over quarter.  Contributing to the increase in non-interest expense for the first quarter of 2017 was $243 thousand in merger expenses.  During the first quarter of 2017, we recorded an $8 thousand provision for unfunded loan commitments compared to a $150 thousand credit for unfunded loan commitments. While the historical loss rates applied in the calculation of the reserve for unfunded loan commitments declined, the level of unfunded loan commitments increased quarter over quarter.  Salaries and benefits ($2.8 million in 2017 versus $2.7 million in 2016) and occupancy and equipment expenses ($767 thousand in 2017 versus $724 thousand in 2016) increased $62 thousand and $43 thousand, respectively,  quarter over quarter and were fully integrated into our 2017 plan.  Partially mitigating these increases was a $408 thousand improvement in net OREO expenses. Net gains on the sales of OREO, which are included in net OREO expenses, increased $405 thousand ($387 thousand gain in 2017 versus $18 thousand loss in 2016).

Income Tax Expense

The Company is subject to both a federal income and alternative minimum taxes (“AMT”).  For the three months ended March 31, 2017 and 2016, we did not record a provision for income taxes. The AMT limits the utilization of net operating loss carryforwards to 90% while federal income tax allows for 100% utilization of the net operating loss carryforwards. Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three months ended March 31, 2017 and 2016 was 0%. The effective income tax rates differ from the statutory rate of 34% primarily due to the utilization of net operating loss carryforwards, non-taxable income related to cash surrender life insurance, state and local income taxes and non-taxable income.

As of March 31, 2017, we had net deferred tax assets totaling $7.5 million. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets can only be realized if we generate sufficient taxable income in the future.  If we cannot, a valuation allowance is established. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax book income, taxable income and tax planning strategies that would, if necessary, be implemented. Based on the analysis of the DTA at December 31, 2016, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company.  As a result of this conclusion, in 2016 we released $1.9 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense. As of March 31, 2017, no additional increase or decrease in the valuation allowance for future tax benefits was required based on management’s assessment. We currently maintain a valuation allowance for certain state net operating losses and other deferred tax assets that may not be realized. We expect to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. However, if an unanticipated event occurs that materially changes pre-tax book income and taxable income in future periods, an increase or decrease in the valuation allowance may become necessary and such change in the valuation allowance could be material to the Company’s financial statements.

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

	For the three months ended March 31, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$829,143	$7,559	$836,702
Total deposits	$644,425	$—	$644,425

Interest income	$8,818	$140	$8,958
Interest expense	1,866	75	1,941
Net interest income	$6,952	$65	$7,017
Provision (credit) for loan and lease losses	351	(54)	297
Total non-interest income	548	(37)	511
Total non-interest expense	5,493	(117)	5,376
Income tax expense	—	—	—
Net income	$1,656	$199	$1,855
Noncontrolling interest	$48	$(5)	$43
Net income attributable to Royal Bancshares	$1,608	$204	$1,812

	For the three months ended March 31, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$784,797	$13,751	$798,548
Total deposits	$589,331	$—	$589,331

Interest income	$8,133	$81	$8,214
Interest expense	1,568	155	1,723
Net interest income (expense)	$6,565	$(74)	$6,491
Provision (credit) for loan and lease losses	303	(91)	212
Total non-interest income	1,190	17	1,207
Total non-interest expense	4,839	382	5,221
Income tax expense	—	—	—
Net income (loss)	$2,613	$(348)	$2,265
Noncontrolling interest	$96	$(20)	$76
Net income (loss) attributable to Royal Bancshares	$2,517	$(328)	$2,189

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

Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from two loan production offices and twelve retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. Royal Bank has loans in 17 states and Washington, DC via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 108 people on a full-time equivalent basis as of March 31, 2017.

Deposits: At March 31, 2017, total deposits of Royal Bank were distributed among demand deposits (16%), money market, savings and NOW accounts (46%) and time deposits (38%). At March 31, 2017, deposits of $646.5 million increased $14.6 million from $631.9 million at year end 2016. Included in Royal Bank’s deposits are approximately $2.1 million of intercompany deposits that are eliminated through consolidation.

Lending: At March 31, 2017, Royal Bank, including its subsidiaries, had a total net loan and lease portfolio of $608.4 million, representing 73% of total assets. The loan portfolio is categorized into commercial and industrial, commercial real estate mortgages, residential mortgages (including home equity lines of credit), construction and development, tax certificates, leases and consumer loans.  At March 31, 2017, net loans and leases increased $16.8 million, or 2.8%, from year end 2016 due to new loan originations, loan participation purchases, and loan purchases, which were partially offset by pay downs, payoffs, charge-offs, an increase in the allowance for loan and lease losses, and transfers to OREO.

Business results: Total assets of Royal Bank were $832.2 million at March 31, 2017 compared to $828.1 million at year end 2016.  Royal Bank recorded net income of $2.1 million for the three months ended March 31, 2017 compared to $2.2 million for the three months ended March 31, 2016. Royal Bank’s total interest income for the quarter ended March 31, 2017 was $9.0 million compared to $8.2 million for the quarter ended March 31, 2016. The increase in interest income was primarily attributed to an increase in average interest-earning assets and a change in its composition. For the three months ended March 31, 2017, the average balance for investments declined $42.7 million while average loans outstanding, which typically earn a higher yield than investment securities, increased $97.7 million from the 2016 average balances for the comparable quarter. Interest expense was $1.7 million for the quarters ended March 31, 2017 and 2016.

The $190 thousand decrease in net income quarter versus quarter was mainly attributable to declines of $342 thousand and $355 thousand in the net gains on the sale of investment securities and income on Company owned life insurance policies respectively.  Royal Bank did not sell any investment securities during the first quarter of 2017.  Additionally, Royal Bank recorded merger expenses of $243 thousand and the provision for loan and lease losses increased $85 thousand quarter over quarter. The provision was the result of growth in the loan and lease portfolio, net charge-offs, and specific reserves. The increase in professional and legal fees was mainly related to merger expenses.  Partially mitigating these items was a $730 thousand increase in net interest income due to the growth in interest-earning assets.

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

Business results: For the three months ended March 31, 2017, RID reported a net loss of $8 thousand compared to net income of $191 thousand for the three months ended March 31, 2016. The $199 thousand decrease year over year was mainly related to a $178 thousand decrease in interest income.  At March 31, 2017 and December 31, 2016, total assets of RID were $5.5 million, of which $4.8 million was held in cash and cash equivalents. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At March 31, 2017 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank.  During 2016 the subordinated debenture was redeemed by Royal Bank.  At March 31, 2017, and December 31, 2016 Royal Preferred LLC had total assets of $0.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.8 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2017 were 3.28%.

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

Business results: At March 31, 2017, total assets of Royal Leasing were $58.4 million and include $58.2 million in net leases.  Total assets were $61.6 million at December 31, 2016.  For the three months ended March 31, 2017, Royal Leasing had net income of $118 thousand compared to $239 thousand for the three months ended March 31, 2016. The quarter over quarter decline of $121 thousand was impacted by an increase in non-interest expenses of $156 thousand. Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2017, the amount due Royal Bank from RBA Leasing was $53.3 million.

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

Business results: At March 31, 2017 and December 31, 2016, total assets of RIA were $6.5 million.  For the quarter ended March 31, 2017, RIA had net income of $5 thousand compared to $318 thousand for the quarter ended March 31, 2016.  The decrease in net income for 2017 was predominantly related to gains on the sale of investment securities of $276 thousand recognized during the first quarter of 2016.  There were no gains on the sale of investment securities during the first quarter of 2017.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2017, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded net losses of $23 thousand and $99 thousand for the first quarters of 2017 and 2016, respectively.  Net interest expense and net OREO expenses declined $35 thousand each quarter over quarter. Included in net OREO expenses for the first quarter of 2016 was $36 thousand in net losses on the sale of OREO properties.  There were no sales of OREO properties in 2017.  At March 31, 2017, total assets of CSC were $1.4 million, of which $1.1 million was held in tax liens and $224 thousand was in OREO compared to total assets of $1.4 million, of which $1.2 million was held in tax liens and $225 million was held in OREO at December 31, 2016. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At March 31, 2017, the amount due Royal Bank from CSC was $1.6 million.

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

Business results:  RTL recorded net income of $222 thousand for the three months ended March 31, 2017 compared to a net loss of $250 thousand for the comparable period in 2016. The quarter over quarter improvement of $472 thousand was directly impacted by a $354 thousand reduction in net OREO expenses quarter over quarter.  Included in net OREO expenses were net gains on the sales of OREO properties of $382 thousand for the first quarter of 2017 compared to $17 thousand in net gains on the sales of OREO properties for the first quarter of 2016. Additionally, RTLS recorded net interest income of $83 thousand for the three months ended March 31, 2017 compared to net interest expense of $22 thousand for the three months ended March 31, 2016.  The $105 thousand improvement in net interest income was directly related to $117 thousand in additional interest received from the full redemption of three bankruptcy liens during the first quarter of 2017. Professional and legal fees declined $59 thousand from $81 thousand for the first quarter of 2016 to $22 thousand for the first quarter of 2017. Partially mitigating this improvement was a $50 thousand loss on the sale of tax liens. RTLS did not sell any tax liens in the 2016 quarter. At March 31, 2017, total assets of RTL were $6.1 million, of which $2.0 million was held in tax liens and $1.7 million was held in OREO as compared to total assets at December 31, 2016 of $7.3 million, of which $2.6 million was held in tax liens and $3.1 million was held in OREO.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At March 31, 2017, the amount due Royal Bank from RTL was $2.3 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at March 31, 2017 were $836.7 million, an increase of $4.2 million, or 0.5%, from December 31, 2016.  This growth was mainly attributed to a $17.0 million increase in total loans and leases, including loans held for sale, which was partially offset by a reduction of $6.1 million and $6.0 million in investment securities and cash and cash equivalents.  Cash flows from investment securities sales, calls, and payments were reinvested in loans and leases.

Cash and Cash Equivalents

Total cash and cash equivalents of $15.3 million at March 31, 2017 decreased $5.9 million from $21.2 million at December 31, 2016.   The reduction in cash and cash equivalents was mainly associated with the funding of loan originations

Investment Securities

AFS investment securities of $163.7 million at March 31, 2017, declined $6.1 million, or 3.6%, from the level at December 31, 2016.  The decline was primarily due to the principal payments received on the investment securities.  The majority of the incoming cash flows from the investment portfolio were used to fund loan growth.  FHLB stock was $3.1 million and $3.2 million at March 31, 2017 and December 31, 2016.

The AFS investment portfolio had a net unrealized loss of $187 thousand at March 31, 2017 compared to a net unrealized loss of $1.1 million at December 31, 2016.  The improvement in the net unrealized loss was directly related to a $791 thousand decrease in the net unrealized loss on U.S. Agency CMOs and an $82 thousand improvement in the net unrealized gain on mortgage-backed securities.

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2017 and December 31, 2016 are as follows:

As of March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$2,126	$—	$(26)	$2,100
Mortgage-backed securities-residential	6,527	135	—	6,662
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	139,296	1,036	(1,352)	138,980
Non-agency	3,752	—	(71)	3,681
Corporate bonds	1,700	25	—	1,725
Municipal bonds	8,676	130	(64)	8,742
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$163,924	$1,326	$(1,513)	$163,737

As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

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

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We have a concentration of credit risk in commercial real estate and construction and land development loans at March 31, 2017. The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans. We classify our leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between our gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method. The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions. The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law. The tax certificates are predominantly in New Jersey. We ceased acquiring new tax certificates in 2010. Consumer loans includes cash secured and unsecured loans and lines of credit.

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

During the first quarter of 2017, we transferred one non-accrual loan to loans held for sale.  As a result of this transfer we recorded a charge-off to the allowance of $20 thousand.

Total loans and leases of $618.8 million increased $16.8 million, or 2.8%, from the level at December 31, 2016.  The following table represents balances by type for loans and leases held for investment (“LHFI”):

	March 31,	December 31,
(In thousands)	2017	2016
Commercial real estate	$266,421	$261,561
Construction and land development	88,561	83,369
Commercial and industrial	115,131	108,146
Multi-family	27,069	23,389
Residential real estate	56,790	56,899
Leases	58,733	61,838
Tax certificates	3,114	3,705
Consumer	2,965	3,102
Total loans, net of unearned income	$618,784	$602,009

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

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of March 31, 2017		As of December 31, 2016
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$1,357	$59	$885	$3
Construction and land development	128	—	144	—
Commercial and industrial	816	—	652	—
Residential real estate	554	17	570	17
Leases	1,901	175	1,849	340
Tax certificates	1,734	—	1,907	8
Total non-accrual LHFI	$6,490	$251	$6,007	$368
Non-accrual loans held for sale
Commercial and industrial	$205	$—	$—	$—
Total non-accrual LHFS	$205	$—	$—	$—
Total non-accrual loans	$6,695	$251	$6,007	$368

Non-accrual loan activity for the first quarter of 2017 is set forth below:

	For the three months ended March 31, 2017
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Non-accrual loans held for investment
Commercial real estate	$885	$486	$(14)	$—	$—	$1,357
Construction and land development	144	—	(16)	—	—	128
Commercial and industrial	652	401	(217)	(20)	—	816
Residential real estate	570	—	(16)	—	—	554
Leases	1,849	706	(157)	(497)	—	1,901
Tax certificates	1,907	13	(133)	(9)	(44)	1,734
Total non-accrual LHFI	$6,007	$1,606	$(553)	$(526)	$(44)	$6,490
Non-accrual loans held for sale
Commercial and industrial	$—	$205	$—	$—	$—	$205
Total non-accrual LHFS	$—	$205	$—	$—	$—	$205
Total non-accrual loans	$6,007	$1,811	$(553)	$(526)	$(44)	$6,695

Total non-accrual loans at March 31, 2017 were $6.7 million and were comprised of $6.5 million in non-accrual LHFI and $205 thousand in non-accrual LHFS.  The non-accrual LHFS was transferred from non-accrual LHFI during the first quarter of 2017.  Non-accrual loans were $6.0 million at December 31, 2016.  The increase of $688 thousand was the result of additions to non-accrual loans of $1.8 million, which were partially offset by $526 thousand in charge-offs mostly related to specific reserves, $553 thousand reduction in existing non-accrual loan balances through payments and payoffs, and $44 thousand in transfers to OREO. Included in the amounts for non-accrual additions and payments was the $205 thousand loan that was transferred from LHFI to LHFS. During the first quarter of 2017, one commercial real estate loan with a carrying amount of $486 thousand became non-accrual because it was past its maturity date.  As a result of an impairment analysis this loan required a specific reserve of $25 thousand. Four loans comprise the additions of $401 thousand in commercial and industrial non-accrual loans. The remainder of the additions to non-accrual loans were mainly in leases and the tax certificate portfolio.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include TDRs. For all classes of loans receivable, with the exception of tax certificates, the accrual of interest income is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income. If interest had accrued on non-accrual loans held for investment, such income would have been approximately $118 thousand and $158 thousand for the three months ended March 31, 2017 and 2016, respectively.  At March 31, 2017, we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	March 31,	December 31,
(In thousands)	2017	2016
Impaired loans and leases with a valuation allowance	$2,771	$2,509
Impaired loans without a valuation allowance	4,168	4,446
Impaired LHFS without a valuation allowance	205	—
Total impaired loans and leases	$7,144	$6,955
Valuation allowance related to impaired loans	$251	$368

	For the three months ended
	March 31,
(In thousands)	2017	2016
Average investment in impaired loans and leases	$7,052	$6,884
Interest income recognized on impaired loans and leases	$27	$30
Interest income recognized on a cash basis on impaired loans and leases	$—	$—

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At March 31, 2017 and December 31, 2016, we had five TDRs, with a total carrying value of $2.1 million. Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of March 31, 2017
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$18	$—	$18
Construction and land development	1	—	128	128
Commercial and industrial	2	1,693	173	1,866
Residential real estate	1	82	—	82
Total	5	$1,793	$301	$2,094

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

The amount of the allowance is reviewed and approved by the CFO, CLO, and UCAO on a quarterly basis. Management believes that the allowance at March 31, 2017 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended
	March 31,
(In thousands)	2017	2016
Balance at period beginning	$10,420	$9,689
Charge-offs
Commercial real estate	(20)	(77)
Commercial and industrial	—	(108)
Leases	(497)	(283)
Tax certificates	(9)	(6)
Total charge-offs	(526)	(474)
Recoveries
Commercial real estate	—	176
Construction and land development	351	194
Commercial and industrial	—	123
Residential real estate	7	11
Leases	9	8
Tax certificates	—	2
Total recoveries	367	514
Net (charge-offs) recoveries	(159)	40
Provision for loan and lease losses	297	212
Balance at period end	$10,558	$9,941

An analysis of the allowance by loan type is set forth below:

	At March 31, 2017		At December 31, 2016
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$3,366	43.1%	$3,295	43.4%
Construction and land development	2,405	14.3%	2,294	13.8%
Commercial and industrial	1,378	18.6%	1,346	18.0%
Multi-family	313	4.4%	263	3.9%
Residential real estate	651	9.2%	656	9.5%
Leases	2,239	9.5%	2,295	10.3%
Tax certificates	179	0.5%	242	0.6%
Consumer	27	0.5%	29	0.5%
Total allowance	$10,558	100.00%	$10,420	100.0%

The allowance increased $138 thousand from $10.4 million at December 31, 2016 to $10.6 million at March 31, 2017. The increase in the allowance was primarily attributable to growth in the loan portfolio, specific reserves, and net charge-off activity. Due to recoveries of $367 thousand, the required provision for loan and lease losses was $297 thousand for the first quarter of 2017 compared to $212 thousand for the first quarter of 2016. For the three months ended March 31, 2017, we recorded total charge-offs of $526 thousand, which were mostly related to specific reserves. Net charge-offs for the leasing portfolio were $488 thousand in the first quarter of 2017 compared to $275 thousand for the first quarter of 2016. The allowance was 1.71% of total loans and leases at March 31, 2017 compared to 1.73% at December 31, 2016.

Other Real Estate Owned

At March 31, 2017, OREO was comprised of one real estate property acquired through, or in lieu of foreclosure in settlement of a loan and 30 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2017 to March 31, 2017.

	For the three months ended March 31, 2017
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$236	$3,300	$3,536
Net proceeds from sales	(33)	(1,730)	(1,763)
Net gains on sales	5	382	387
Transfers in	—	44	44
Cash additions	—	33	33
Impairment charge	—	(106)	(106)
Ending balance	$208	$1,923	$2,131

At March 31, 2017, OREO was comprised of $208 thousand in land and $1.9 million related to 30 properties acquired through foreclosure related to tax liens.  During 2017, we sold a single family home with a value of $28 thousand. We received net proceeds in the amount of $33 thousand and recorded a net gain of $5 thousand.

During the first quarter of 2017, we transferred tax liens of $44 thousand to OREO which represented one property and added $33 thousand in lien redemptions on existing properties. During the same period we sold 12 tax lien properties, received proceeds of $1.7 million, and recorded net gains of $382 thousand as a result of these sales. Additionally, we recorded impairment charges of $106 thousand during the first three months of 2017 related to the tax lien properties. At December 31, 2016, OREO assets acquired through the tax lien portfolio were $3.3 million and were comprised of 41 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At March 31,	At December 31,
(Amounts in thousands)	2017	2016
Non-accrual loans	$4,756	$4,100
Non-accrual loans held for sale	205	—
Non-accrual tax certificates	1,734	1,907
Total non-accrual loans (1)	6,695	6,007
Other real estate owned-loans	208	236
Other real estate owned-tax certificates	1,923	3,300
Total other real estate owned	2,131	3,536
Total non-performing assets	$8,826	$9,543

Non-performing assets to total assets	1.05%	1.15%
Total non-accrual loans to total loans	1.08%	1.00%
ALLL to total non-accrual loans	157.70%	173.46%
ALLL to total loans	1.71%	1.73%
(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, were $644.4 million at March 31, 2017 and increased $14.9 million, or 2.4%, from $629.5 million at December 31, 2016.  Demand deposits, savings accounts, and brokered time deposits increased $532 thousand, $6.6 million, and $15.5 million, respectively.  Interest checking, money market accounts, and time deposits declined $2.0 million, $2.8 million, and $2.9 million, respectively. During the first quarter of 2017, we increased our short-term brokered CDs through Promontory Interfinancial Network’s CDARS program.  The short-term CDARS deposits were less costly then FHLB borrowings.  We used the proceeds from CDARS to pay a $15.0 million FHLB advance which matured during the first quarter of 2017.

The following table represents ending deposit balances by type:

	March 31,	December 31,
(In thousands)	2017	2016
Non-interest bearing checking	$98,391	$97,859
Interest checking	45,827	47,835
Money Market	162,511	165,305
Savings	91,749	85,170
Certificates of deposit ($250 and over)	21,576	19,520
Certificates of deposit (less than $250)	187,368	192,368
Brokered deposits	37,003	21,489
Total deposits	$644,425	$629,546

Borrowings

Total borrowings, which include trust preferred securities, decreased $13.0 million from $129.8 million at December 31, 2016 to $116.8 million at March 31, 2017.  Our $15.0 million interest rate swap that was tied to a maturing FHLB advance became effective in June 2016. We will continue to rollover the $15.0 million FHLB advance every 90–days through the swap expiration of June 2021. The interest paid on average borrowings increased $141 thousand, or 20.6% from the comparable quarter of 2016.   Short-term borrowing rates and the subordinated debt rate for the first quarter of 2017 were directly impacted by the Federal Reserve Bank’s rate increase in December 2016 and will be affected in the future by the increase in March 2017.

Shareholders’ Equity

Shareholders’ equity attributable to the Company increased $2.7 million, or 5.1%, from $51.6 million at December 31, 2016 to $54.3 million at March 31, 2017.  During the first quarter of 2017, we recorded net income of $1.8 million and an improvement in accumulated other comprehensive loss of $690 thousand. The improvement in accumulated other comprehensive loss was mostly related to an increase in the valuation of the investment portfolio.

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

In July 2013, the federal bank regulatory agencies adopted the final reforms on capital and liquidity generally referred to as “Basel III”, which were published by the Basel Committee on Banking Supervision and the Financial Stability Board. The agencies view the new capital requirements as a better reflection of banking organizations’ risk profiles, thereby improving the overall resiliency of the banking system. The rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement or “CET1”, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital.  Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity requirements.  Under the rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.0%.  Management believes that as of March 31, 2017, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.

At March 31, 2017 and December 31, 2016, the Company and Royal Bank met and compared favorably to the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet its minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2017 and the previous 26 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2017	$79,130	12.320%	$59,411	9.250%	$64,228	10.000%
At December 31, 2016	$76,716	12.185%	$54,301	8.625%	$62,957	10.000%
Tier 1 capital (to risk-weighted assets)
At March 31, 2017	$70,998	11.054%	$46,566	7.250%	$51,383	8.000%
At December 31, 2016	$68,743	10.919%	$41,709	6.625%	$50,366	8.000%
Tier 1 capital (to average assets, leverage)
At March 31, 2017	$70,998	8.619%	$32,950	4.000%	$41,188	5.000%
At December 31, 2016	$68,743	8.573%	$32,076	4.000%	$40,095	5.000%
Common equity Tier 1 (to risk-weighted assets)
At March 31, 2017	$70,437	10.967%	$36,931	5.750%	$41,748	6.500%
At December 31, 2016	$69,681	11.068%	$32,266	5.125%	$40,922	6.500%

*Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the three months ended	For the year ended
(In thousands)	March 31, 2017	December 31, 2016
RAP net income	$757	$8,775
Tax lien adjustment, net of noncontrolling interest	1,298	1,544
U.S. GAAP net income	$2,055	$10,319

	At March 31, 2017		At December 31, 2016
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	12.320%	12.502%	12.185%	12.405%
Tier 1 capital (to risk-weighted assets)	11.054%	11.236%	10.919%	11.139%
Tier 1 capital (to average assets, leverage)	8.619%	8.765%	8.573%	8.750%
Common equity Tier 1 (to risk-weighted assets)	10.967%	11.148%	11.068%	11.040%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2017	$86,088	13.341%	$59,689	9.250%	$64,529	10.000%
At December 31, 2016	$84,056	13.302%	$54,503	8.625%	$63,192	10.000%
Tier 1 capital (to risk-weighted assets)
At March 31, 2017	$70,816	10.974%	$46,783	7.250%	$38,717	6.000%
At December 31, 2016	$68,326	10.812%	$41,865	6.625%	$37,915	6.000%
Tier 1 capital (to average assets, leverage)
At March 31, 2017	$70,816	8.529%	$33,211	4.000%	N/A	N/A
At December 31, 2016	$68,326	8.488%	$32,199	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At March 31, 2017	$52,431	8.125%	$37,104	5.750%	N/A	N/A
At December 31, 2016	$50,502	7.992%	$32,386	5.125%	N/A	N/A

*Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2017 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the three months ended	For the year ended
(In thousands)	March 31, 2017	December 31, 2016
U.S. GAAP net income attributable to Royal Bancshares	$1,812	$10,375
Tax lien adjustment, net of noncontrolling interest	(1,298)	(1,544)
RAP net income	$514	$8,831

	At March 31, 2017		At December 31, 2016
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	13.341%	13.162%	13.302%	13.084%
Tier 1 capital (to risk-weighted assets)	10.974%	10.727%	10.812%	10.512%
Tier 1 capital (to average assets, leverage)	8.529%	8.333%	8.488%	8.248%
Common equity Tier 1 (to risk-weighted assets)	8.125%	7.938%	7.992%	8.012%

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At March 31, 2017, our liquidity ratios were more than four times the policy minimums.

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

The following table summarizes re-pricing intervals for interest-earning assets and interest-bearing liabilities as of March 31, 2017, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At March 31, 2017, we were in a liability sensitive position of $43.6 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  The Company has exposure to rising rates as $192.9 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$5.1	$—	$—	$—	$10.2	$15.3
Investment securities AFS	10.7	19.4	77.1	56.0	0.5	163.7
Loans: (2)
Fixed rate	21.4	57.7	234.4	136.9	(10.7)	439.7
Variable rate	168.7	—	—	—	—	168.7
Total loans (including loans held for sale)	190.1	57.7	234.4	136.9	(10.7)	608.4
Other assets (3)	—	21.1	—	—	28.2	49.3
Total Assets	$205.9	$98.2	$311.5	$192.9	$28.2	$836.7
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$98.4	$98.4
Interest-bearing deposits	32.8	98.5	168.8	—	—	300.1
Certificates of deposit	36.9	87.7	120.1	1.2	—	245.9
Total deposits	69.7	186.2	288.9	1.2	98.4	644.4
Borrowings	56.8	35.0	25.0	—	—	116.8
Other liabilities	—	—	—	—	20.7	20.7
Capital	—	—	—	—	54.8	54.8
Total liabilities & capital	$126.5	$221.2	$313.9	$1.2	$173.9	$836.7
Net interest rate GAP	$79.4	$(123.0)	$(2.4)	$191.7	$(145.7)
Cumulative interest rate GAP	$79.4	$(43.6)	$(46.0)	$145.7
GAP to total assets	9%	(15)%
GAP to total equity	145%	(224)%
Cumulative GAP to total assets	9%	(5)%
Cumulative GAP to total equity	145%	(80)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At March 31, 2017, floating rate loans with floors and without floors were $142.1 million and $26.6 million, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2016, that the Company’s disclosure controls and procedures were effective at March 31, 2017.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.  All non-routine legal proceedings are described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

On January 30, 2017, the Company and Bryn Mawr Bank Corporation, (“BMBC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into BMBC, with BMBC being the surviving corporation (the “Merger”).  On April 11, 2017, a purported shareholder filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against members of the Company’ board of directors, BMBC and the Company. The lawsuit, which is captioned Parshall v. Royal Bancshares of Pennsylvania, Inc., et al., Case No. 2:17-cv-01641-PBT alleges class claims on behalf of all Company shareholders and based on allegations of material misstatements and omissions in this proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. As of the date of this filing, the Company cannot reasonably predict the outcome of the lawsuit or, in the event of an adverse outcome, the potential loss or range of possible loss relating to the lawsuit.

Item 1A.Risk Factors.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 11, 2017.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 11, 2017.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 11, 2017.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 11, 2017.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: May 11, 2017

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer