Form 10-Q
period 2017-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2017-08-10
CIK 922487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2017
$2.00 par value	28,006,047

Class B Common Stock	Outstanding at July 31, 2017
$0.10 par value	1,857,072

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

 ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	June 30,	December 31,
	2017	2016
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$14,552	$13,146
Interest-earning deposits	17,159	8,084
Total cash and cash equivalents	31,711	21,230
Investment securities available for sale (“AFS”), at fair value	135,936	169,854
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,276	3,216
Loans and leases held for sale (“LHFS”), at lower of cost or fair value	—	—
Loans and leases (“LHFI”)	605,693	602,009
Less allowance for loan and lease losses	10,262	10,420
Net loans and leases	595,431	591,589
Company owned life insurance	20,909	20,781
Accrued interest receivable	3,277	3,968
Other real estate owned (“OREO”), net	1,932	3,536
Premises and equipment, net	4,873	5,398
Other assets	10,160	10,663
Total assets	$808,755	$832,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$101,379	$97,859
Interest-bearing	521,442	531,687
Total deposits	622,821	629,546
Short-term borrowings	21,000	19,000
Long-term borrowings	60,000	85,000
Subordinated debentures	25,774	25,774
Accrued interest payable	1,930	711
Other liabilities	18,904	20,181
Total liabilities	750,429	780,212
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Class A common stock, par value $2 per share, authorized 40,000,000 shares; issued 28,337,078 and 28,242,055 at June 30, 2017 and December 31, 2016, respectively, and outstanding 28,006,047 and 27,887,024 at June 30, 2017 and December 31, 2016, respectively	56,674	56,484
Class B common stock, par value $ 0.10 per share, authorized 3,000,000 shares; issued and outstanding, 1,857,072 and 1,924,629 at June 30, 2017 and December 31, 2016, respectively	186	193
Additional paid in capital	99,467	99,667
Accumulated deficit	(89,841)	(94,512)
Accumulated other comprehensive loss	(4,188)	(5,219)
Treasury stock - at cost, shares of Class A, 331,031 and 355,031 at June 30, 2017 and December 31, 2016, respectively	(4,629)	(4,965)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	57,669	51,648
Noncontrolling interest	657	625
Total equity	58,326	52,273
Total liabilities and shareholders’ equity	$808,755	$832,485

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest Income
Loans and leases, including fees	$8,489	$6,958	$16,405	$13,822
Investment securities	956	1,206	1,982	2,540
Deposits in banks	17	17	33	33
Total Interest Income	9,462	8,181	18,420	16,395
Interest Expense
Deposits	1,169	1,067	2,286	2,107
Short-term borrowings	69	20	135	32
Long-term borrowings	724	677	1,482	1,348
Total Interest Expense	1,962	1,764	3,903	3,487
Net Interest Income	7,500	6,417	14,517	12,908
Provision for loan and lease losses	57	197	354	409
Net Interest Income after Provision for Loan and Lease Losses	7,443	6,220	14,163	12,499
Non-interest Income
Service charges and fees	339	277	702	593
Net gains (losses) on sales of loans and leases	29	—	(21)	—
Income from company owned life insurance	297	188	409	655
Gains on sales of premises and equipment	—	—	73	—
Net gains on the sale of AFS investment securities	276	735	276	1,102
Total other-than-temporary impairment on AFS investment securities	—	(146)	—	(146)
Other income	2	19	15	76
Total Non-interest Income	943	1,073	1,454	2,280
Non-interest Expense
Employee salaries and benefits	2,573	2,608	5,353	5,326
Occupancy and equipment	719	664	1,486	1,388
Professional and legal fees	451	514	836	906
Net OREO expenses (income)	107	(6)	(82)	213
Pennsylvania shares tax expense	169	126	338	239
FDIC and state assessments	198	171	420	344
Communications and data processing	255	244	502	491
Credit for credit losses on off-balance sheet credit exposures	(81)	(21)	(73)	(171)
Directors’ fees	123	99	339	240
Insurance	107	93	207	183
Merger expenses	162	—	405	—
Other operating expenses	387	554	815	1,108
Total Non-interest Expense	5,170	5,046	10,546	10,267
Income Before Tax Expense	3,216	2,247	5,071	4,512
Income Tax Expense	52	60	52	60
Net Income	$3,164	$2,187	$5,019	$4,452
Less Net Income Attributable to Noncontrolling Interest	$157	$153	$200	$229
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$3,007	$2,034	$4,819	$4,223
Less Preferred Stock Series A Accumulated Dividend and Accretion	$—	$338	$—	$672
Net Income Available to Common Shareholders	$3,007	$1,696	$4,819	$3,551
Per Common Share Data:
Net Income — Basic and Diluted	$0.10	$0.06	$0.16	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net income	$3,164	$2,187	$5,019	$4,452
Other comprehensive income, net of tax
Unrealized gains on investment securities:
Unrealized holding gains arising during period, net of tax (1)	534	886	1,166	3,219
Less adjustment for impaired investments, net of tax (2)	—	(96)	—	(96)
Less reclassification adjustment for gains realized in net income, net of tax (3)	182	485	182	727
Unrealized gains on investment securities	352	497	984	2,588
Unrecognized benefit obligation:
Reclassification adjustment for amortization (4)	14	(51)	27	(154)
Unrecognized benefit obligation	14	(51)	27	(154)
Unrealized (loss) gain on derivative instrument, net of tax (5)	(25)	(123)	20	(445)
Other comprehensive income	341	323	1,031	1,989
Comprehensive income	3,505	2,510	6,050	6,441
Less net income attributable to noncontrolling interest	157	153	200	229
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$3,348	$2,357	$5,850	$6,212

(1)

Net of $274 thousand and $600 thousand in tax expense for the three and six months ended June 30, 2017, respectively, and $659 thousand and $1.9 million for the three and six months ended June 30, 2016, respectively.

(2)

Gross amounts are included in total other-than-temporary impairment on AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of $50 thousand in taxes for the three and six months ended June 30, 2016. See Note 14. Comprehensive Income.

(3)

Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income; amounts in the above table are net of $94 thousand in income taxes for the three and six months ended June 30, 2017 and $250 thousand and $375 thousand in taxes for the three and six months ended June 30, 2016, respectively. See Note 14. Comprehensive Income.

(4)	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.
(5)

Net of a tax benefit of $13 thousand for the three months ended June 30, 2017 and a tax expense of $10 thousand for the six months ended June 30, 2017 and $63 thousand and $229 thousand in tax benefit for the three and six months ended June 30, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2017-unaudited

							Accumulated
					Additional		other			Total
	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2017	28,242	$56,484	1,925	$193	$99,667	$(94,512)	$(5,219)	$(4,965)	$625	$52,273
Net income						4,819			200	5,019
Other comprehensive income, net of reclassifications and taxes							1,031			1,031
Distributions to noncontrolling interests									(168)	(168)
Common stock conversion from Class B to Class A	78	155	(68)	(7)		(148)				—
Treasury shares issued for compensation (24,000 shares)					(239)			336		97
Stock options exercised (17,333 shares)	17	35			7					42
Stock option expense					32					32
Balance June 30, 2017	28,337	$56,674	1,857	$186	$99,467	$(89,841)	$(4,188)	$(4,629)	$657	$58,326

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

	Six Months Ended,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$5,019	$4,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	264
Stock compensation expense	32	44
Provision for loan and lease losses	354	409
Credit for credit losses on off-balance sheet credit exposures	(73)	(171)
Impairment charge for OREO	192	89
Net amortization of premiums on AFS investment securities	697	728
Net accretion of net deferred fees on loans	(363)	(288)
Net gains on sales of premises and equipment	(73)	—
Losses on sales of loans and leases	21	—
Net gains on sales of OREO	(400)	(50)
Net gains on sales of investment securities	(276)	(1,102)
Income from company owned life insurance	(409)	(655)
Other-than-temporary impairment on AFS investment securities	—	146
Changes in assets and liabilities:
Decrease in accrued interest receivable	691	84
Decrease (increase) in other assets	42	(528)
Increase in accrued interest payable	1,219	1,054
(Decrease) increase in other liabilities	(1,204)	511
Net cash provided by operating activities	5,774	4,987
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	16,677	28,462
Proceeds from sales of AFS investment securities	19,492	10,705
Purchase of AFS investment securities	(1,179)	(14,779)
Net redemption (purchase) of Federal Home Loan Bank stock	940	(233)
Proceeds from sales of loans and leases	5,153	—
Net increase in loans	(9,052)	(48,240)
Additions to OREO	(35)	(157)
Proceeds from the sales of premises and equipment	297	—
Purchase of premises and equipment	(4)	(651)
Proceeds from sales of OREO	1,891	799
Net proceeds from life insurance policies	281	—
Net cash provided by (used in) investing activities	34,461	(24,094)

Statement is continued on the next page.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

Six months ended June 30,

	2017	2016
Cash flows from financing activities:
Net increase in demand and NOW accounts	$3,520	$4,194
Net (decrease) increase in money market and savings accounts	(11,221)	15,501
Net increase in certificates of deposit	976	1,657
Net increase in short-term borrowings	2,000	15,000
Repayments of long-term borrowings	(25,000)	(10,226)
Distributions to noncontrolling interest	(168)	(103)
Issuance of treasury stock	97	38
Repurchase of preferred stock	—	(5,800)
Proceeds from stock options exercised	42	29
Net cash (used in) provided by financing activities	(29,754)	20,290
Net increase in cash and cash equivalents	10,481	1,183
Cash and cash equivalents at the beginning of the period	21,230	25,420
Cash and cash equivalents at the end of the period	$31,711	$26,603
Supplemental Disclosure:
Income taxes paid	$52	$60
Interest paid	$2,684	$2,433
Transfers from loans to OREO	$44	$454

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

On January 30, 2017, the Company and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bryn Mawr, with Bryn Mawr as the surviving corporation (the “Merger”).  Immediately following the Merger, Royal Bank will merge with the Bryn Mawr Trust Company, the wholly owned subsidiary of Bryn Mawr.  Upon completion of the Merger, holders of Class A common stock of the Company will receive 0.1025 shares of Bryn Mawr common stock, par value of $1.00 per share (the “Bryn Mawr common stock”) for each share of Class A common stock they hold, and holders of Class B common stock of the Company will receive 0.1179 shares of Bryn Mawr common stock for each share of Class B common stock they hold. On May 24, 2017, the Company’s shareholders approved the merger transaction with Bryn Mawr Bank Corporation at a special meeting of the Company’s shareholders. The Merger, which is subject to a number of other closing conditions including receipt of required regulatory approvals, is expected to be completed in the third quarter of 2017.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments.  Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  ASU 2016-01 also clarifies that an entity should assess the need for a valuation allowance on a deferred tax asset related to unrealized losses of investments in debt instruments recognized in other comprehensive income in combination with the entity’s other deferred tax assets. Prior to this guidance, the alternative approach used in practice evaluated the need for a valuation allowance for a deferred tax asset related to unrealized losses on debt instruments recognized in other comprehensive income separately from other deferred tax assets. This alternative approach will no longer be acceptable. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  As of December 31, 2016 we did not hold a material amount of equity investments for which fair value is accounted through other comprehensive income.  Consequently, we continue to analyze ASU 2016-01 and do not believe that it will have a material effect on our financial statements.

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

A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Our leases are operating leases and ASU 2016-02 will require us to gross up our balance sheet recording a lease right asset and an offsetting lease right obligation.  Our operating leases are predominantly related to real estate. We are currently evaluating other impacts of the pending adoption of the new standard on our consolidated financial statements.

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

In August 2016, FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The following eight specific cash flow issues are addressed in ASU 2016-15: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLI”s) (including bank-owned life insurance policies (“BOLI”s)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public business entities, the amendments in this ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We intend to adopt ASU 2016-15 during the first quarter of 2018, and it will have no effect on our results of operations because it only impacts the presentation of certain information on the statement of cash flows.

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

In February 2017, FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). To improve the consistency, transparency, and usefulness of financial information for users, the amendments in ASU 2017-07 require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We intend to adopt ASU 2017-07 during the first quarter of 2018, and it will have no effect on our results of operations because it only impacts the presentation of certain information on the statements of income.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently assessing the applicability of ASU 2017-09 and have not determined the impact of the adoption, if any, as of June 30, 2017.

In July 2017, the Financial Accounting Standards Board FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. We are currently assessing the applicability of ASU 2017-11 and have not determined the impact of the adoption, if any, as of June 30, 2017.

Note 2.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at June 30, 2017 and December 31, 2016 are as follows:

As of June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$2,127	$—	$(5)	$2,122
Mortgage-backed securities-residential	7,029	178	—	7,207
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	115,532	911	(854)	115,589
Non-agency	—	—	—	—
Corporate bonds	1,700	28	—	1,728
Municipal bonds	7,468	132	(42)	7,558
Other securities	1,706	—	—	1,706
Common stocks	26	—	—	26
Total available for sale	$135,588	$1,249	$(901)	$135,936

As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

The amortized cost and fair value of investment securities at June 30, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2017
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$1,798	$1,797
After 1 but within 5 years	7,490	7,544
After 5 but within 10 years	1,007	1,039
After 10 years	1,000	1,028
Mortgage-backed securities-residential	7,029	7,207
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	115,532	115,589
Total available for sale debt securities	133,856	134,204
No contractual maturity	1,732	1,732
Total available for sale securities	$135,588	$135,936

Proceeds from the sales of AFS investments during the three and six months ended June 30, 2017 were $19.5 million.  Proceeds from the sales of AFS investments during the three and six months ended June 30, 2016 were $683 thousand and

$10.7 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Gross realized gains	$293	$779	$293	$1,146
Gross realized losses	(17)	(44)	(17)	(44)
Net realized gains	$276	$735	$276	$1,102

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

June 30, 2017	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$2,122	$(5)	2	$—	$—	—	$2,122	$(5)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	47,191	(422)	18	15,647	(432)	6	62,838	(854)	24
Municipal bonds	664	(1)	2	2,151	(41)	3	2,815	(42)	5
Total available for sale	$49,977	$(428)	22	$17,798	$(473)	9	$67,775	$(901)	31

December 31, 2016	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$966	$(22)	1	$—	$—	—	$966	$(22)	1
Mortgage-backed securities-residential	4,237	(17)	2	—	—	—	4,237	(17)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,864	(1,630)	31	12,045	(499)	4	85,909	(2,129)	35
Non-agency	4,035	(86)	3	—	—	—	4,035	(86)	3
Municipal bonds	1,678	(45)	3	2,314	(30)	3	3,992	(75)	6
Total available for sale	$84,780	$(1,800)	40	$14,359	$(529)	7	$99,139	$(2,329)	47

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. There were no credit-related impairment losses on debt securities held at June 30, 2017 and June 30, 2016 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of June 30, 2017, we had two U.S. Agency securities with a fair value of $2.1 million and a gross unrealized loss of $5 thousand.  The bonds have been in an unrealized loss position for less than twelve months at June 30, 2017. Management believes that the unrealized loss on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2017.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of June 30, 2017, we had 24 Agency CMOs with a fair value of $62.8 million and gross unrealized losses of $854 thousand.  Six of the Agency

CMOs have been in an unrealized loss position for twelve months or longer and the remaining 18 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is not more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2017.

Municipal bonds:  As of June 30, 2017 we had five municipal bonds with a fair value $2.8 million and gross unrealized losses of $42 thousand.  Two of the municipal bonds have been in an unrealized loss position for less than twelve months and three bonds have been in an unrealized loss position for twelve months or longer at June 30, 2017. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at June 30, 2017.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations, or credit defaults result in impairment that is other than temporary.

Note 3.Loans and Leases

At June 30, 2017 and December 31, 2016, the Company had no loans held for sale (“LHFS”).

Major classifications of LHFI are as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Commercial real estate	$258,662	$261,561
Construction and land development	84,910	83,369
Commercial and industrial	116,200	108,146
Multi-family	29,030	23,389
Residential real estate	56,363	56,899
Leases	56,258	61,838
Tax certificates	1,378	3,705
Consumer	2,892	3,102
Total loans, net of unearned income	$605,693	$602,009

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

The following tables present risk ratings for each LHFI portfolio classification at June 30, 2017 and December 31, 2016

As of June 30, 2017
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$223,724	34,131	—	16	791	$258,662
Construction and land development	8,032	76,750	—	—	128	84,910
Commercial and industrial	90,332	23,417	—	1,693	758	116,200
Multi-family	18,736	10,294	—	—	—	29,030
Residential real estate	55,736	20	—	82	525	56,363
Leases	53,955	329	264	—	1,710	56,258
Tax certificates	876	—	—	—	502	1,378
Consumer	2,818	74	—	—	—	2,892
Total loans, net of unearned income	$454,209	$145,015	$264	$1,791	$4,414	$605,693

As of December 31, 2016
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$221,862	$38,814	$—	$—	$885	$261,561
Construction and land development	9,643	73,582	—	—	144	83,369
Commercial and industrial	92,174	13,308	320	1,692	652	108,146
Multi-family	16,974	6,415	—	—	—	23,389
Residential real estate	56,225	104	—	—	570	56,899
Leases	59,641	348	—	—	1,849	61,838
Tax certificates	1,798	—	—	—	1,907	3,705
Consumer	2,891	211	—	—	—	3,102
Total loans, net of unearned income	$461,208	$132,782	$320	$1,692	$6,007	$602,009

The following tables present an aging analysis of past due payments for each LHFI portfolio classification at June 30, 2017 and December 31, 2016.

As of June 30, 2017	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$149	$1,165	$791	256,557	$258,662
Construction and land development	—	—	128	84,782	84,910
Commercial and industrial	149	44	758	115,249	116,200
Multi-family	—	—	—	29,030	29,030
Residential real estate	186	1,037	525	54,615	56,363
Leases	329	264	1,710	53,955	56,258
Tax certificates	—	—	502	876	1,378
Consumer	—	—	—	2,892	2,892
Total loans, net of unearned income	$813	$2,510	$4,414	$597,956	$605,693

As of December 31, 2016	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$—	$507	$886	$260,168	$261,561
Construction and land development	—	—	144	83,225	83,369
Commercial and industrial	416	367	173	107,190	108,146
Multi-family	—	—	—	23,389	23,389
Residential real estate	978	—	355	55,566	56,899
Leases	348	104	1,577	59,809	61,838
Tax certificates	—	—	1,907	1,798	3,705
Consumer	—	—	—	3,102	3,102
Total loans, net of unearned income	$1,742	$978	$5,042	$594,247	$602,009

*    All loans categorized as “90+ Days Past Due” are non-accrual.

If interest had accrued on non-accrual loans held for investment, such income would have been approximately $108 thousand and $226 thousand for the three and six months ended June 30, 2017 and $157 thousand and $315 thousand for the three and six months ended June 30, 2016, respectively.

Impaired Loans

Total cash collected on all impaired loans during the six months ended June 30, 2017 and 2016 was $934 thousand and $1.1 million, respectively, of which $900 thousand and $994 thousand was credited to the principal balance outstanding on such loans, respectively. Interest income recognized on a cash basis on impaired loans and leases was $0 for the three and six months ended June 30, 2017 and June 30, 2016.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at June 30, 2017 and December 31, 2016.

	As of June 30, 2017
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$16	$—	$16
Construction and land development	1	—	128	128
Commercial and industrial	2	1,693	166	1,859
Residential real estate	1	82	—	82
Total	5	$1,791	$294	$2,085

	As of December 31, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$19	$—	$19
Construction and land development	1	—	144	144
Commercial and industrial	2	1,692	173	1,865
Residential real estate	1	83	—	83
Total	5	$1,794	$317	$2,111

At June 30, 2017, there were no TDRs modified within the past 12 months for which there was a payment default. We did not classify any loan modifications as TDRs during the first or second quarter of 2017.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of, foreclosure.  As of June 30, 2017, we have no foreclosed residential real estate properties as a result of physical possession.  In addition, as of June 30, 2017, we had residential mortgage loans with a carrying value of $215 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the LHFI portfolio disaggregated by loan portfolio classification as of June 30, 2017, December 31, 2016 and June 30, 2016.

Allowance for Loan and Lease Losses

As of and for the three months ended June 30, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,366	$2,405	$1,378	$313	$651	$2,239	$179	$27	$—	$10,558
Charge-offs	(59)	—	—	—	(7)	(300)	—	—	—	(366)
Recoveries	—	—	—	—	7	6	—	—	—	13
Provision (credit)	(146)	(132)	(7)	31	(28)	347	(9)	1	—	57
Ending balance	$3,161	$2,273	$1,371	$344	$623	$2,292	$170	$28	$—	$10,262
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$16	$195	$14	$—	$—	$225
Ending balance: related to loans collectively evaluated for impairment	$3,161	$2,273	$1,371	$344	$607	$2,097	$156	$28	$—	$10,037

Allowance for Loan and Lease Losses

As of and for the six months ended June 30, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,295	$2,294	$1,346	$263	$656	$2,295	$242	$29	$—	$10,420
Charge-offs	(79)	—	—	—	(8)	(797)	(8)	—	—	(892)
Recoveries	—	351	—	—	15	14	—	—	—	380
(Credit) provision	(55)	(372)	25	81	(40)	780	(64)	(1)	—	354
Ending balance	$3,161	$2,273	$1,371	$344	$623	$2,292	$170	$28	$—	$10,262
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$16	$195	$14	$—	$—	$225
Ending balance: related to loans collectively evaluated for impairment	$3,161	$2,273	$1,371	$344	$607	$2,097	$156	$28	$—	$10,037

Loans Evaluated for Impairment

As of June 30, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$258,662	$84,910	$116,200	$29,030	$56,363	$56,258	$1,378	$2,892	$—	$605,693
Ending balance: individually evaluated for impairment	$806	$128	$1,859	$—	$614	$1,059	$502	$—	$—	$4,968
Ending balance: collectively evaluated for impairment	$257,856	$84,782	$114,341	$29,030	$55,749	$55,199	$876	$2,892	$—	$600,725

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

As of and for the year ended December 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(84)	—	(107)	—	(40)	(930)	(139)	—	—	(1,300)
Recoveries	201	306	174	—	35	57	14	2	—	789
(Credit) provision	(444)	314	(234)	92	75	1,419	20	—	—	1,242
Ending balance	$3,295	$2,294	$1,346	$263	$656	$2,295	$242	$29	$—	$10,420
Ending balance: related to loans individually evaluated for impairment	$3	$—	$—	$—	$17	$340	$8	$—	$—	$368
Ending balance: related to loans collectively evaluated for impairment	$3,292	$2,294	$1,346	$263	$639	$1,955	$234	$29	$—	$10,052
Loan Balances
Ending balance	$261,561	$83,369	$108,146	$23,389	$56,899	$61,838	$3,705	$3,102	$—	$602,009
Ending balance: individually evaluated for impairment	$904	$144	$2,105	$—	$653	$1,242	$1,907	$—	$—	$6,955
Ending balance: collectively evaluated for impairment	$260,657	$83,225	$106,041	$23,389	$56,246	$60,596	$1,798	$3,102	$—	$595,054

Allowance for Loan and Lease Losses

As of and for the three months ended June 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,570	$1,920	$1,419	$174	$586	$1,993	$252	$27	$—	$9,941
Charge-offs	—	—	—	—	(40)	(164)	(25)	—	—	(229)
Recoveries	8	64	4	—	8	9	6	—	—	99
(Credit) provision	(236)	7	(58)	57	93	214	125	(5)	—	197
Ending balance	$3,342	$1,991	$1,365	$231	$647	$2,052	$358	$22	$—	$10,008
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$204	$115	$—	$—	$337
Ending balance: related to loans collectively evaluated for impairment	$3,342	$1,991	$1,365	$231	$629	$1,848	$243	$22	$—	$9,671

Allowance for Loan and Lease Losses

As of and for the six months ended June 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(77)	—	(108)	—	(40)	(447)	(31)	—	—	(703)
Recoveries	184	258	127	—	19	17	8	—	—	613
Provision (credit)	(387)	59	(167)	60	82	733	34	(5)	—	409
Ending balance	$3,342	$1,991	$1,365	$231	$647	$2,052	$358	$22	$—	$10,008
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$204	$115	$—	$—	$337
Ending balance: related to loans collectively evaluated for impairment	$3,342	$1,991	$1,365	$231	$629	$1,848	$243	$22	$—	$9,671

Loans Evaluated for Impairment

As of June 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$239,776	$65,385	$97,270	$21,010	$50,104	$66,898	$4,390	$2,254	$—	$547,087
Ending balance: individually evaluated for impairment	$879	$145	$2,306	$—	$677	$1,088	$1,110	$—	$—	$6,205
Ending balance: collectively evaluated for impairment	$238,897	$65,240	$94,964	$21,010	$49,427	$65,810	$3,280	$2,254	$—	$540,882

The following tables detail the loans that were evaluated for impairment by loan classification at June 30, 2017 and December 31, 2016.

	At June 30, 2017
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$893	$806	$—
Construction and land development	531	128	—
Commercial and industrial	1,860	1,859	—
Residential real estate	178	89	—
Tax certificates	651	364	—
Total:	$4,113	$3,246	$—

With an allowance recorded:
Residential real estate	$642	$525	$16
Tax certificates	4,194	138	14
Leasing	1,059	1,059	195
Total:	$5,895	$1,722	$225

	At and for the year ended December 31, 2016
	Unpaid			Average	Interest	Interest income
	principal	Recorded	Related	recorded	income	recognized
(In thousands)	balance	investment	allowance	investment	recognized	cash basis
With no related allowance recorded:
Commercial real estate	$362	$362	$—	$923	$—	$—
Construction and land development	546	144	—	145	—	—
Commercial and industrial	2,209	2,105	—	2,296	107	—
Residential real estate	133	83	—	45	4	—
Tax certificates	2,165	1,752	—	1,019	—	—
Total:	$5,415	$4,446	$—	$4,428	$111	$—

With an allowance recorded:
Commercial real estate	$936	$542	$3	$168	$—	$—
Commercial and industrial	—	—	—	17	—	—
Residential real estate	668	570	17	695	—	—
Leases	1,242	1,242	340	910	—	—
Tax certificates	4,202	155	8	26	—	—
Total:	$7,048	$2,509	$368	$1,816	$—	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three and six months ended June 30, 2017 and 2016.

	For the three months ended June 30, 2017			For the six months ended June 30, 2017
	Average	Interest	Interest income	Average	Interest	Interest income
	recorded	income	recognized	recorded	income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$1,230	$—	$—	$1,230	$—	$—
Construction and land development	128	—	—	135	—	—
Commercial and industrial	1,871	25	—	1,972	50	—
Residential real estate	582	2	—	610	4	—
Leasing	1,115	—	—	1,067	—	—
Tax certificates	938	—	—	1,345	—	—
Total:	$5,864	$27	$—	$6,359	$54	$—

	For the three months ended June 30, 2016			For the six months ended June 30, 2016
	Average	Interest	Interest income	Average	Interest	Interest income
	recorded	income	recognized	recorded	income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$1,239	$—	$—	$1,323	$—	$—
Construction and land development	145	—	—	145	—	—
Commercial and industrial	2,313	27	—	2,429	57	—
Residential real estate	764	—	—	807	—	—
Leasing	756	—	—	835	—	—
Tax certificates	1,061	—	—	1,059	—	—
Total:	$6,278	$27	$—	$6,598	$57	$—

Note 5.Other Real Estate Owned

At June 30, 2017, OREO was comprised of one real estate property acquired in lieu of foreclosure in settlement of a loan and 24 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2017 to June 30, 2017 and January 1, 2016 to December 31, 2016.

	For the six months ended June 30, 2017
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$236	$3,300	$3,536
Net proceeds from sales	(33)	(1,858)	(1,891)
Net gains on sales	5	395	400
Transfers in	—	44	44
Cash additions	—	35	35
Impairment charge	(27)	(165)	(192)
Ending balance	$181	$1,751	$1,932

	For the year ended December 31, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(7)	(5,458)	(5,465)
Net gain on sales	1	677	678
Transfers in	28	831	859
Cash additions	—	290	290
Impairment charge	(6)	(255)	(261)
Ending balance	$236	$3,300	$3,536

At June 30, 2017, OREO was comprised of $181 thousand in land and $1.8 million in tax liens.  The properties acquired through the tax lien portfolio were primarily located in New Jersey.

Note 6.Deposits

Our deposit composition as of June 30, 2017 and December 31, 2016 is presented below:

	June 30,	December 31,
(In thousands)	2017	2016
Non-interest bearing checking	$101,379	$97,859
Interest checking	44,845	47,835
Money Market	154,812	165,305
Savings	87,432	85,170
Certificates of deposit ($250 and over)	22,323	19,520
Certificates of deposit (less than $250)	186,304	192,368
Brokered deposits	25,726	21,489
Total deposits	$622,821	$629,546

Note 7.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of June 30, 2017, Royal Bank had $276.8 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $46.0 million at June 30, 2017 and $69.0 million at December 31, 2016.  The advances and the line of credit are collateralized by FHLB stock, government agency securities, mortgage-backed securities, and a blanket lien on certain real estate loans.  As of June 30, 2017, investment securities with a market value of $9.5 million were pledged as collateral to the FHLB for the borrowings.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2017	$21,000	1.30%	$44,000	1.19%
2018	10,000	2.01%	10,000	2.01%
2021	15,000	1.40%	15,000	1.40%
Total FHLB borrowings	$46,000		$69,000

2.	Other borrowings

At June 30, 2017 and December 31, 2016, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $20.0 million in lines of credit with two local financial institutions, of which $0 was outstanding at June 30, 2017 and December 31, 2016, respectively.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 3.40% at June 30, 2017, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Note 8.Derivative Instruments and Hedging Activity

In 2014, we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy of an FHLB advance, which matured in June 2016.  We have and will continue to rollover the FHLB advance through the swap expiration of June 2021. This derivative was used as part of the asset/liability management process, is linked to a specific liability and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as a cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. As of June 30, 2017 an investment security with a fair value of $622 thousand was pledged as collateral to the counterparty of this transaction.

The effects of the derivative instrument on the Consolidated Financial Statements at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 were as follows:

	As of June 30, 2017
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(464)	Other liabilities	June 24, 2021
Total:	$15,000	$(464)

	As of December 31, 2016
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(494)	Other liabilities	June 24, 2021
Total:	$15,000	$(494)

For the three months ended June 30, 2017
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(25)	Not Applicable	$—
Total:	$(25)		$—

For the six months ended June 30, 2017
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$20	Not Applicable	$—
Total:	$20		$—

For the year ended December 31, 2016
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$40	Not Applicable	$—
Total:	$40		$—

For the three months ended June 30, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(123)	Not Applicable	$—
Total:	$(123)		$—

For the six months ended June 30, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(445)	Not Applicable	$—
Total:	$(445)		$—

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

The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$76,366	$74,858
Commitments to extend credit	13,341	43,344
Standby letters of credit and financial guarantees written	82	37

Legal Proceedings

From time to time, we are a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

On January 30, 2017, the Company and Bryn Mawr Bank Corporation, (“BMBC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into BMBC, with BMBC being the surviving corporation (the “Merger”).  On April 11, 2017, a shareholder filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against members of the Company’s board of directors, BMBC and the Company. The lawsuit, which is captioned Parshall v. Royal Bancshares of Pennsylvania, Inc., et al., Case No. 2:17-cv-01641-PBT alleges class claims on behalf of all Company shareholders based on allegations of material misstatements and omissions in the proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. As of the date of this filing, the Company cannot reasonably predict the outcome of the lawsuit or, in the event of an adverse outcome, the potential loss or range of possible loss relating to the lawsuit.

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

Under the rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.  Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital to 10.0%.  Management believes that as of June 30, 2017, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.  As of June 30, 2017, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Call Report instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2017 and the previous 27 quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	At June 30, 2017
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$82,588	13.296%	$57,454	9.250%	$62,113	10.000%
Tier 1 capital (to risk-weighted assets)	$74,721	12.030%	$45,032	7.250%	$49,690	8.000%
Tier 1 capital (to average assets, leverage)	$74,721	9.148%	$32,671	4.000%	$40,838	5.000%
Common equity Tier 1 (to risk-weighted assets)	$74,081	11.927%	$35,715	5.750%	$40,373	6.500%

*    Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

The tables below reflect the adjustments to the net income as well as the capital ratios for Royal Bank under U.S. GAAP:

For the six months ended
(In thousands)	June 30, 2017
RAP net income	$4,338
Tax lien adjustment, net of noncontrolling interest	903
U.S. GAAP net income	$5,241

	At June 30, 2017
	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	13.296%	13.426%
Tier 1 capital (to risk-weighted assets)	12.030%	12.160%
Tier 1 capital (to average assets, leverage)	9.148%	9.251%
Common equity Tier 1 (to risk-weighted assets)	11.927%	12.054%

The tables below reflect the Company’s capital ratios:

	At June 30, 2017
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$88,975	14.267%	$57,689	9.250%	$62,366	10.00%
Tier 1 capital (to risk-weighted assets)	$75,024	12.030%	$45,216	7.250%	$37,420	6.00%
Tier 1 capital (to average assets, leverage)	$75,024	9.130%	$32,871	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$55,492	8.898%	$35,861	5.750%	N/A	N/A

*Ratios related to risk-weighted assets include capital conservation buffer of 1.25%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2017 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the six months ended
(In thousands)	June 30, 2017
U.S. GAAP net income	$4,819
Tax lien adjustment, net of noncontrolling interest	(903)
RAP net income	$3,916

	At June 30, 2017
	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	14.267%	14.138%
Tier 1 capital (to risk-weighted assets)	12.030%	11.851%
Tier 1 capital (to average assets, leverage)	9.130%	8.991%
Common equity Tier 1 (to risk-weighted assets)	8.898%	8.766%

Note 12.Pension Plan

We have a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  Our Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and six months ended June 30, 2017 and 2016 included the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$13	$12	$26	$24
Interest cost	138	143	276	285
Amortization of actuarial loss	50	43	100	86
Net periodic benefit cost	$201	$198	$402	$395

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.  The cash surrender value for these policies was approximately $4.6 million and $4.7 million as of June 30, 2017 and December 31, 2016, respectively. The accumulated benefit obligation was $15.1 million and $15.2 million at June 30, 2017 and December 31, 2016, respectively.

Note 13.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the if-converted method. For the three and six months ended June 30, 2017 and 2016, 58,139 and 68,139 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally, warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	For the three months ended June 30, 2017
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$3,007	30,133	$0.10

Diluted EPS
Income available to common shareholders	$3,007	30,237	$0.10

	For the three months ended June 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,696	30,084	$0.06

Diluted EPS
Income available to common shareholders	$1,696	30,170	$0.06

	For the six months ended June 30, 2017
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$4,819	30,128	$0.16

Diluted EPS
Income available to common shareholders	$4,819	30,230	$0.16

	For the six months ended June 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$3,551	30,073	$0.12

Diluted EPS
Income available to common shareholders	$3,551	30,141	$0.12

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

	For the six months ended June 30, 2017

	Before tax	Tax	Net of tax
(In thousands)	amount	expense	amount
Unrealized losses on investment securities:
Unrealized holding gains arising during period	$1,768	$602	$1,166
Less reclassification adjustment for gains
realized in net income	276	94	182
Unrealized gains on investment securities	1,492	508	984
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	27	—	27
Unrecognized benefit obligation	27	—	27
Unrealized gain on derivative instrument	30	10	20
Other comprehensive income, net	$1,549	$518	$1,031

	For the six months ended June 30, 2016
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$5,107	$1,888	$3,219
Less adjustment for impaired investments	(146)	(50)	(96)
Less reclassification adjustment for gains
realized in net income	1,102	375	727
Unrealized gains on investment securities	4,151	1,563	2,588
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(154)	—	(154)
Unrecognized benefit obligation	(154)	—	(154)
Unrealized loss on derivative instrument	(674)	(229)	(445)
Other comprehensive income, net	$3,323	$1,334	$1,989

The other components of accumulated other comprehensive loss included in shareholders’ equity at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Unrecognized benefit obligation	$(4,111)	$(4,138)
Unrealized gain (loss) on AFS investments	229	(755)
Unrealized loss on derivative instrument	(306)	(326)
Accumulated other comprehensive loss	$(4,188)	$(5,219)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three and six months ended June 30, 2017 and 2016.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2017	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$2,122	$—	$2,122
Mortgage-backed securities-residential	—	7,207	—	7,207
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	115,589	—	115,589
Corporate bonds	—	1,728	—	1,728
Municipal bonds	—	7,558	—	7,558
Other securities	—	—	1,706	1,706
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$134,204	$1,706	$135,936
Liabilities:
Derivative instruments
Interest rate swaps	$—	$464	$—	$464

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$966	$—	$966
Mortgage-backed securities-residential	—	7,038	—	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	145,559	—	145,559
Non-agency	—	4,035	—	4,035
Corporate bonds	—	1,701	—	1,701
Municipal bonds	—	8,708	—	8,708
Other securities	—	—	1,821	1,821
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$168,007	$1,821	$169,854
Liabilities:
Derivative instruments
Interest rate swaps	$—	$494	$—	$494

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three and six months ended June 30, 2017 and 2016:

(In thousands)	Other securities
Investment Securities Available for Sale	2017	2016
Beginning balance April 1,	$1,821	$2,431
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	192	634
Included in other comprehensive income	—	(315)
Purchases	—	31
Sales and calls	(307)	(904)
Transfers in and/or out of Level 3	—	—
Ending balance June 30,	$1,706	$1,877

(In thousands)	Other securities
Investment Securities Available for Sale	2017	2016
Beginning balance January 1,	$1,821	$2,495
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	192	935
Included in other comprehensive income	—	(445)
Purchases	—	104
Sales and calls	(307)	(1,212)
Transfers in and/or out of Level 3	—	—
Ending balance June 30,	$1,706	$1,877

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of June 30, 2017	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$2,300	$2,300
Other real estate owned	—	—	925	925

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$6,102	$6,102
Other real estate owned	—	—	1,471	1,471

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2017 and December 31, 2016:

	Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2017		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$2,300	Appraisal of	Appraisal adjustments	0.0%	-	-20.0%	(-15.4%)
		collateral (1)	Liquidation expenses	0.0%	-	-8.2%	(-3.4%)

Other real estate owned	925	Appraisal of	Appraisal adjustments	0.0%	-	-43.8%	(-24.0%)
		collateral (1)	Liquidation expenses			-5.0%	(-5.0%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2016		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$6,102	Appraisal of	Appraisal adjustments	0.0%	-	-27.4%	(-12.3%)
		collateral (1)	Liquidation expenses	0.0%	-	-12.8%	(-5.2%)

Other real estate owned	1,471	Appraisal of	Appraisal adjustments	0.0%	-	-61.5%	(-32.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-5.6%	(-5.6%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at June 30, 2017 and December 31, 2016. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

Other Investment (carried at cost):

This investment includes the Solomon Hess SBA Loan Fund, which we invested in to partially satisfy Royal Bank’s community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have its investment in the Fund redeemed for the balance of its capital account at any quarter end with 60-days notice to the Fund.  The investment in this Fund is recorded at cost.  We do not record this investment at fair value on a recurring basis, as this investment’s carrying amount approximates fair value.

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

The tables below indicate the fair value of our financial instruments at June 30, 2017 and December 31, 2016.

			Fair Value Measurements
			At June 30, 2017
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$31,711	$31,711	$31,711	$—	$—
Investment securities available for sale	135,936	135,936	26	134,204	1,706
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,276	2,276	—	—	2,276
Loans, net	595,431	584,618	—	—	584,618
Accrued interest receivable	3,277	3,277	—	3,277	—
Financial Liabilities:
Demand deposits	101,379	101,379	—	101,379	—
NOW and money markets	199,657	199,657	—	199,657	—
Savings	87,432	87,432	—	87,432	—
Certificates of deposit and brokered funds	234,353	234,280	—	234,280	—
Short-term borrowings	21,000	21,000	21,000	—	—
Long-term borrowings	60,000	59,967	—	59,967	—
Subordinated debt	25,774	26,091	—	26,091	—
Accrued interest payable	1,930	1,930	—	1,930	—
Derivative Instruments (Liability):
Interest rate swaps	464	464	—	464	—

			Fair Value Measurements
			At December 31, 2016
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$21,230	$21,230	$21,230	$—	$—
Investment securities available for sale	169,854	169,854	26	168,007	1,821
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,216	3,216	—	—	3,216
Loans, net	591,589	578,732	—	—	578,732
Accrued interest receivable	3,968	3,968	—	3,968	—
Financial Liabilities:
Demand deposits	97,859	97,859	—	97,859	—
NOW and money markets	213,140	213,140	—	213,140	—
Savings	85,170	85,170	—	85,170	—
Certificates of deposit and brokered funds	233,377	233,288	—	233,288	—
Short-term borrowings	19,000	19,000	19,000	—	—
Long-term borrowings	85,000	84,617	—	84,617	—
Subordinated debt	25,774	26,538	—	26,538	—
Accrued interest payable	711	711	—	711	—
Derivative Instruments (Liability):
Interest rate swaps	494	494	—	494	—

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

Tax liens

At June 30, 2017, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following tables present selected financial information for reportable business segments for the three and six months ended June 30, 2017 and 2016.

	For the three months ended June 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$804,652	$4,103	$808,755
Total deposits	$622,821	$—	$622,821

Interest income	$9,062	$400	$9,462
Interest expense	1,940	22	1,962
Net interest income	$7,122	$378	$7,500
Provision (credit) for loan and lease losses	66	(9)	57
Total non-interest income (loss)	1,101	(158)	943
Total non-interest expense	4,982	188	5,170
Income tax expense	52	—	52
Net income	$3,123	$41	$3,164
Noncontrolling interest	$77	$80	$157
Net income (loss) attributable to Royal Bancshares	$3,046	$(39)	$3,007

	For the three months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$8,112	$69	$8,181
Interest expense	1,613	151	1,764
Net interest income (expense)	$6,499	$(82)	$6,417
Provision for loan and lease losses	72	125	197
Total non-interest income	1,055	18	1,073
Total non-interest expense	4,775	271	5,046
Income tax expense	60	—	60
Net income (loss)	$2,647	$(460)	$2,187
Noncontrolling interest	$174	$(21)	$153
Net income (loss) attributable to Royal Bancshares	$2,473	$(439)	$2,034

	For the six months ended June 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$804,652	$4,103	$808,755
Total deposits	$622,821	$—	$622,821

Interest income	$17,880	$540	$18,420
Interest expense	3,806	97	3,903
Net interest income	$14,074	$443	$14,517
Provision (credit) for loan and lease losses	418	(64)	354
Total non-interest income (loss)	1,649	(195)	1,454
Total non-interest expense	10,474	72	10,546
Income tax expense	52	—	52
Net income	$4,779	$240	$5,019
Noncontrolling interest	$124	$76	$200
Net income attributable to Royal Bancshares	$4,655	$164	$4,819

	For the six months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$16,245	$150	$16,395
Interest expense	3,181	306	3,487
Net interest income (expense)	$13,064	$(156)	$12,908
Provision for loan and lease losses	375	34	409
Total non-interest income	2,245	35	2,280
Total non-interest expense	9,614	653	10,267
Income tax expense	60	—	60
Net income (loss)	$5,260	$(808)	$4,452
Noncontrolling interest	$270	$(41)	$229
Net income (loss) attributable to Royal Bancshares	$4,990	$(767)	$4,223

Interest income earned by the community banking segment related to the tax liens segment was approximately $22 thousand and $151 thousand for the three month periods ended June 30, 2017 and 2016, respectively and approximately $97 thousand and $306 thousand for the six month periods ended June 30, 2017 and 2016, respectively.

Note 17.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. At June 30, 2017 and December 31, 2016, FHLB stock totaled $2.3 million and $3.2 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of June 30, 2017.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and six months ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, and leases. We are liquidating our tax lien portfolio. At June 30, 2017, commercial real estate and multi-family loans, commercial and industrial loans, construction and land development loans, and leases comprised 47%, 19%, 14%, and 9%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

On January 30, 2017, the Company and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bryn Mawr, with Bryn Mawr as the surviving corporation (the “Merger”).  Immediately following the Merger, Royal Bank will merge with the Bryn Mawr Trust Company, the wholly owned subsidiary of Bryn Mawr.  Upon completion of the Merger, holders of Class A common stock of the Company will receive 0.1025 shares of Bryn Mawr common stock, par value of $1.00 per share (the “Bryn Mawr common stock”) for each share of Class A common stock they hold, and holders of Class B common stock of the Company will receive 0.1179 shares of Bryn Mawr common stock for each share of Class B common stock they hold. On May 24, 2017 the Company’s shareholders approved the merger transaction with Bryn Mawr Bank Corporation at a special meeting of the Company’s shareholders. The Merger, which is subject to a number of other closing conditions including receipt of required regulatory approvals, is expected to be completed in the third quarter of 2017.

Consolidated Net Income

Net income attributable to the Company was $3.0 million, or $0.10 per diluted share, for the three months ended June 30, 2017 compared to net income of $2.0 million, or $0.06 per diluted share, for the three months June 30, 2016. For the six months ended June 30, 2017, net income attributable to the Company was $4.8 million, or $0.16 per diluted share compared to net income of $4.2 million, or $0.12 per diluted share for the same period in 2016.  Factors that positively contributed to the net income results for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 were:

•

Net interest income increased $1.1 million, or 16.9%, due to a net increase of $28.2 million in average interest-earning assets coupled with a shift from investment securities into higher-yielding loans.

•	The required provision for loan and leases losses declined $140 thousand.

•	There was no other-than-temporary impairment on AFS investment securities in 2017 compared to $146 thousand in 2016.

Partially offsetting these positive items was a decrease of $459 thousand in net gains on the sales of AFS investment securities, merger related expenses in the current period of $162 thousand and an increase of $113 thousand in net OREO expenses.

Factors that positively contributed to the net income results for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 were:

•	Net interest income increased $1.6 million, or 12.5%.

•	Net OREO expenses decreased $295 thousand.

•	There was no other-than-temporary impairment on AFS investment securities in 2017 compared to $146 thousand in 2016.

Partially offsetting these positive items was a decrease of $826 thousand in net gains on the sales of AFS investment securities, merger related expenses in the current period of $405 thousand, and a decrease of $246 thousand in income from company owned life insurance.

Interest Income

Total interest income of $9.5 million for the second quarter of 2017 increased $1.3 million, or 15.7%, from the comparable quarter of 2016. The growth in interest income was related to a $28.2 million increase in average interest-earning assets.  Average interest-earning assets amounted to $784.1 million for the second quarter of 2017 compared to $755.9 million for the second quarter of 2016. Average loan and lease balances grew $78.6 million, or 14.6%, from $537.9 million for the second quarter of 2016 to $616.4 million for the second quarter of 2017.  Average investment securities declined $39.7 million, or 19.6%, to $163.2 million for the second quarter of 2017 from $202.9 million for the comparable quarter of 2016. Average interest-earning deposits decreased from $15.2 million for the second quarter of 2016 to $4.5 million for the second quarter of 2017.  Quarter over quarter, interest income on loans and leases increased $1.5 million, or 22.0%. Second quarter 2017 interest income includes $392 thousand from the pay-off of a non-accruing tax certificate. Interest income on investment securities decreased $250 thousand, or 20.7%. Despite the $10.7 million decline in average interest-earning deposits, the income earned on such deposits was $17 thousand for both quarters.

Total interest income of $18.4 million for the six months ended June 30, 2017 increased $2.0 million, or 12.4%, from the comparable period in 2016. The growth in interest income was related to a $37.8 million increase in average interest-earning assets.  Average interest-earning assets amounted to $787.3 million for the six months ended June 30, 2017 compared to $749.5 million for the same period in 2016. Average loan and lease balances grew $88.2 million, or 16.8%, from $525.4 million for the first six months of 2016 to $613.6 million for the first six months of 2017.  Average investment securities declined $41.5 million, or 19.7%, to $168.7 million for the first six months of 2017 from $210.2 million for the comparable period of 2016. Year over year, interest income on loans and leases increased $2.6 million, or 18.7%. The 2017 year-to-date interest income includes $392 thousand from the pay-off of a non-accruing tax certificate. Interest income on investment securities decreased $558 thousand, or 22.0%.  Interest income on interest earning deposits was $33 thousand for the six months ended June 30, 2017 and 2016.

For the second quarter of 2017, the yield on average interest-earning assets of 4.84% amounted to an increase of 49 basis points from the yield of 4.35% for the prior year’s second quarter. The average yield on loans increased by 32 basis points to 5.52% in 2017 versus 5.20% in 2016. The average yield on investments declined four basis points quarter over quarter (2.35% in 2017 versus 2.39% in 2016).  The average yield on interest-earning deposits increased 108 basis points from 0.45% for the second quarter of 2016 to 1.53% for the second quarter of 2017 and was directly impacted by the increase in the Fed Funds rate.

For the six months ended June 30, 2017, the yield on average interest-earning assets of 4.72% amounted to an increase of 32 basis points from the yield of 4.40% for the six months ended June 30, 2016. The average yield on loans increased by 10 basis points to 5.39% in 2017 versus 5.29% in 2016. The average yield on investments declined six basis points year over year (2.37% in 2017 versus 2.43% in 2016).  The average yield on interest-earning deposits increased 86 basis points from 0.48% for the six months ended June 30, 2016 to 1.34% for the six months ended June 30, 2017 and was directly impacted by the increase in the Fed Funds rate.

Interest Expense

Total interest expense of $2.0 million in the second quarter of 2017 increased $198 thousand, or 11.2%, from the comparable quarter of 2016. The increase in interest expense was associated with an increase in interest expense on average interest-bearing deposit accounts and average borrowings.  For the second quarter of 2017, average interest-bearing liabilities of $650.8 million increased $27.0 million, or 4.3%, from $623.8 million for the comparable period in 2016. For the quarter ended June 30, 2017, average interest bearing deposits increased $27.3 million, or 5.4%, to $534.2 million, while average borrowings were reduced by $320 thousand, or 0.3%, to $116.7 million. Average savings accounts and average certificates of deposit (“CDs”) grew $14.8 million and $37.5 million to $87.6 million and $245.3 million, respectively, quarter over quarter. Average interest checking and money market accounts declined $25.0 million, or 11.0%, to $201.3 million for the second quarter of 2017.  Included in the average interest checking and money market balance for the second quarter of 2016 was $25.0 million from a brokered checking deposit arrangement with another financial institution.  This arrangement was terminated in the third quarter of 2016 and was replaced during the past 10 months with brokered CDs through Promontory Interfinancial Network’s CDARS program.  For the second quarter of 2017, the interest paid on the average interest-bearing deposits increased $102 thousand, or 9.6%.

The interest paid on average borrowings increased $96 thousand, or 13.8% from the comparable quarter of 2016. We have one interest rate swap that was tied to a rollover strategy of an FHLB advance that matured on June 24, 2016. We have and will continue to rollover the FHLB advance every three months through the swap expiration of June 2021. The interest expense associated with the swap was $55 thousand for the second quarter of 2017.

Total interest expense of $3.9 million for the first six months of 2017 increased $416 thousand, or 11.9%, from the comparable period in 2016. The increase in interest expense was associated with an increase in interest expense on average interest-bearing deposit accounts and average borrowings.  For the first six months of 2017, average interest-bearing liabilities of $664.2 million increased $45.5 million, or 7.4%, from $618.7 million for the comparable period in 2016. For the six months ended June 30, 2017, average interest bearing deposits increased $35.8 million, or 7.1%, to $538.3 million, while average borrowings increased by $9.7 million, or 8.4%, to $126.0 million. Average savings accounts and average certificates of deposit (“CDs”) grew $17.9 million and $32.2 million to $85.3 million and $240.2 million, respectively, year over year. Average interest checking and money market accounts declined $14.4 million, or 6.3%, to $212.9 million for the first six months of 2017.  Included in the average interest checking and money market balance for the second quarter of 2016 was $25.0 million from a brokered checking deposit arrangement with another financial institution.  This arrangement was terminated in the third quarter of 2016 and was replaced during the past 10 months with brokered CDs through Promontory Interfinancial Network’s CDARS program.  For the first six months of 2017, the interest paid on the average interest-bearing deposits increased $179 thousand, or 8.5%.

The interest paid on average borrowings increased $237 thousand, or 17.2% from the comparable six month period in 2016. We have one interest rate swap that was tied to a rollover strategy of an FHLB advance that matured on June 24, 2016. We have and will continue to rollover the FHLB advance every three months through the swap expiration of June 2021. The interest expense associated with the swap was $115 thousand for the first six months of 2017.

The average interest rate paid on average total interest-bearing liabilities during the second quarters of 2017 and 2016 amounted to 1.21% and 1.14%, respectively. During the second quarters of 2017 and 2016 the average interest rate paid on average interest-bearing deposits was 0.88% and 0.85% respectively.  Despite the increase in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification decreased 15 basis points (1.27% in 2017 versus 1.42% in 2016).  Additionally, the average rates paid on savings accounts decreased 10 basis points (0.61% in 2017 versus 0.71% in 2016).  While the recent rate increases by the Federal Reserve present pricing challenges, we have been able to mitigate this through our varied product offerings and our customer service.  The average interest rate paid for borrowings during the second quarter of 2017 was 2.73%, which amounted to an increase of 33 basis points from the average rate paid of 2.40% during the second quarter of 2016.  Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2016, March 2017 and to a lesser extent the rate increase in June 2017. Additionally, the average borrowing rate paid was negatively impacted by the interest rate swap.

The average interest rate paid on average total interest-bearing liabilities during the first six months of 2017 and 2016 amounted to 1.18% and 1.13%, respectively. During the first six months of 2017 and 2016 the average interest rate paid on average interest-bearing deposits was 0.86% and 0.84% respectively.  Despite the increase in average balances for CDs year over year, the average rate paid on this deposit classification decreased 12 basis points (1.29% in 2017 versus 1.41% in 2016).  Additionally, the average rates paid on savings accounts decreased 10 basis points (0.60% in 2017 versus 0.70% in 2016).  The average interest rate paid for borrowings during the first six months of 2017 was 2.59%, which amounted to an increase of 20 basis points from the average rate paid of 2.39% during the first six months of 2016.  Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2016, March 2017 and to a lesser extent the rate increase in June 2017.

Net Interest Income and Margin

Net interest income for the quarter ended June 30, 2017 amounted to $7.5 million, resulting in an increase of $1.1 million, or 16.9%, from the comparable quarter of 2016. The growth in net interest income was impacted by the growth in average interest-earning assets and was partially offset by the increase in the average rate paid on average interest-bearing deposits and average borrowings. Quarter over quarter, average loans and leases outstanding increased $78.6 million, or 14.6%, while average investments declined $39.7 million, or 19.6%.  The average rate paid on average borrowings grew 33 basis points while the corresponding average balances were reduced by $320 thousand.

Net interest income for the six months ended June 30, 2017 amounted to $14.5 million, resulting in an increase of $1.6 million, or 12.5%, from the comparable period of 2016. The growth in net interest income was impacted by the growth in average interest-earning assets and was partially offset by the increase in the average rate paid on average borrowings. Year over year, average loans and leases outstanding increased $88.2 million, or 16.8%, while average investments declined $41.5 million, or 19.7%.  The average rate paid on average borrowings grew 20 basis points while the corresponding balances were increased by $9.7 million.

The net interest margin for the second quarter of 2017 was 3.84%, which increased 43 basis points from 3.41% for the comparable quarter of 2016. The average yield on interest-earning assets for the second quarter of 2017 was 4.84% compared to 4.35% for the same period in 2016.  The average rate paid on interest checking and money market accounts increased 16 basis points while the average rates paid on average savings accounts and CDs went down by 10 and 15 basis points, respectively.  The average borrowing rate paid, which increased 33 basis points, was negatively impacted by the increase in short-term interest rates.

The net interest margin for the six months ended June 30, 2017 was 3.72%, which increased 26 basis points from 3.46% for the comparable period of 2016. The average yield on interest-earning assets for the six months ended June 30, 2017 was 4.72% compared to 4.40% for the same period in 2016.  The average rate paid on interest checking and money market accounts increased 11 basis points while the average rates paid on average savings accounts and CDs went down by 10 and 12 basis points, respectively.  The average borrowing rate paid, which increased 20 basis points, was negatively impacted by the increase in short-term interest rates.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	June 30, 2017			June 30, 2016
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning deposits	$4,458	$17	1.53%	$15,183	$17	0.45%
Investment securities	163,192	956	2.35%	202,857	1,206	2.39%
Loans and leases	616,446	8,489	5.52%	537,862	6,958	5.20%
Total interest earning assets	784,096	9,462	4.84%	755,902	8,181	4.35%
Non-earning assets	44,042			47,463
Total average assets	$828,138			$803,365
Interest-bearing deposits
Interest checking and money markets	$201,292	$262	0.52%	$226,286	$204	0.36%
Savings	87,587	133	0.61%	72,752	128	0.71%
Certificates of deposit	245,296	774	1.27%	207,825	735	1.42%
Total interest bearing deposits	534,175	1,169	0.88%	506,863	1,067	0.85%
Borrowings	116,653	793	2.73%	116,973	697	2.40%
Total interest bearing liabilities	650,828	1,962	1.21%	623,836	1,764	1.14%
Non-interest bearing deposits	97,702			87,212
Other liabilities	23,524			21,468
Shareholders' equity	56,084			70,849
Total average liabilities and equity	$828,138			$803,365
Net interest income		$7,500			$6,417
Net interest margin			3.84%			3.41%

	For the six months ended			For the six months ended
	June 30, 2017			June 30, 2016
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning deposits	$4,962	$33	1.34%	$13,823	$33	0.48%
Investment securities	168,745	1,982	2.37%	210,267	2,540	2.43%
Loans and leases	613,563	16,405	5.39%	525,399	13,822	5.29%
Total interest earning assets	787,270	18,420	4.72%	749,489	16,395	4.40%
Non-earning assets	45,101			48,222
Total average assets	$832,371			$797,711
Interest-bearing deposits
Interest checking and money markets	$212,858	$497	0.47%	$227,228	$409	0.36%
Savings	85,283	255	0.60%	67,334	235	0.70%
Certificates of deposit	240,152	1,534	1.29%	207,929	1,463	1.41%
Total interest bearing deposits	538,293	2,286	0.86%	502,491	2,107	0.84%
Borrowings	125,979	1,617	2.59%	116,243	1,380	2.39%
Total interest bearing liabilities	664,272	3,903	1.18%	618,734	3,487	1.13%
Non-interest bearing deposits	89,775			84,390
Other liabilities	21,689			22,413
Shareholders' equity	56,635			72,174
Total average liabilities and equity	$832,371			$797,711
Net interest income		$14,517			$12,908
Net interest margin			3.72%			3.46%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and six months ended June 30, 2017, as compared to the respective period in 2016, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-earning deposits	$(40)	$40	$—	$(59)	$59	$-
Total short term earning assets	(40)	40	—	(59)	59	-
Investment securities	(229)	(21)	(250)	(494)	(64)	(558)
Loans and leases
Commercial demand loans	627	187	814	1,348	278	1,626
Commercial mortgages	418	53	471	924	(226)	698
Residential and home equity loans	71	(10)	61	131	(50)	81
Leases receivables	(195)	53	(142)	(324)	114	(210)
Tax certificates	(40)	372	332	(62)	452	390
Consumer loans	6	(2)	4	10	(3)	7
Loan fees	(9)	—	(9)	(9)	—	(9)
Total loans and leases	878	653	1,531	2,018	565	2,583
Total increase in interest income	$609	$672	$1,281	$1,465	$560	$2,025
Interest expense
Deposits
NOW and money market	$(24)	$83	$59	$(27)	$113	$86
Savings	24	(19)	5	57	(36)	21
Certificates of deposit	123	(85)	38	214	(142)	72
Total deposits	123	(21)	102	244	(65)	179
Borrowings
Borrowings	(2)	34	32	115	61	176
Subordinated debentures	—	64	64	—	61	61
Total borrowings	(2)	98	96	115	122	237
Total increase in interest expense	$121	$77	$198	$359	$57	$416
Total increase in net interest income	$488	$595	$1,083	$1,106	$503	$1,609

Provision for Loan and Lease Losses

We recorded a provision for loan and lease losses of $57 thousand and $197 thousand for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and June 30, 2016 we recorded a provision of $354 thousand and $409 thousand, respectively.  The provision for the three and six months ended June 30, 2017 was primarily driven by activity in the lease portfolio. Net Charge-offs for the leasing portfolio were $294 thousand and $783 for the three months and six months ended June 30, 2017, respectively, compared to $155 thousand and $430 thousand for the corresponding periods in 2016.

Non-interest Income

Non-interest income for the second quarter of 2017 was $943 thousand compared to $1.1 million for the comparable quarter of 2016.  Net gains on the sale of investment securities decreased $459 thousand from $735 thousand for the three months ended June 30, 2016 to $276 thousand for the three months ended June 30, 2017. Partially offsetting this decrease was an improvement of $146 thousand in impairments on AFS investment securities ($0 in 2017 versus $146 thousand in 2016) and an increase of $109 in income from Company owned life insurance policies ($297 thousand for the second quarter of 2017 compared to $188 thousand for the comparable 2016 period).

Non-interest income for the six months ended June 30, 2017 was $1.5 million compared to $2.3 million for the comparable period in 2016.  Net gains on the sale of investment securities decreased $826 thousand from $1.1 million for the six months ended June 30, 2016 to $276 thousand for the six months ended June 30, 2017. Income from Company owned life insurance declined $246 thousand year over year. Partially offsetting these decreases was an improvement of $146 thousand in impairments on AFS investment securities ($0 in 2017 versus $146 thousand in 2016) and an increase of $109 thousand in service charges and fees.

Non-interest Expense

Non-interest expense was $5.2 million for the second quarter of 2017 compared to $5.0 million for the second quarter of 2016. The $124 thousand increase in expenses were driven by increases in merger related expenses of $162 thousand ($0 in 2016 compared to $162 thousand in 2017), and net OREO expenses of $113 thousand.  Occupancy and equipment expenses increased $55 thousand quarter versus quarter. Partially offsetting these increases was a reduction in professional and legal fees of $63 thousand and a reduction of $35 thousand in salaries and benefits.

Non-interest expense was $10.5 million for the six months ended June 30, 2017 compared to $10.3 million for the comparable period in 2016.  The $279 thousand increase in expenses was primarily driven by an increase in merger related expenses of $405 thousand ($0 in 2016 compared to $405 thousand in 2016). Pennsylvania shares tax expense and FDIC and state assessments increased $ 99 thousand and $76 thousand, respectively, year over year.  Occupancy and equipment expenses increased $98 thousand year over year. Salaries and benefit expenses increased $27 thousand year over year.  Partially offsetting these increases was a decrease of $295 thousand in net OREO expenses and a reduction in professional and legal fees of $70 thousand.  Included in net OREO expenses was an increase $350 thousand in net gains on the sales of OREO year over year.

Income Tax Expense

The Company is subject to both a federal income and alternative minimum taxes (“AMT”).  For the three and six months ended June 30, 2017 and 2016, we recorded tax provisions of $52 thousand and $60 thousand respectively. The AMT limits the utilization of net operating loss carryforwards to 90% while federal income tax allows for 100% utilization of the net operating loss carryforwards. Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three and six months ended June 30, 2017 was 1.6% and 1.0% respectively. The effective income tax rates differ from the statutory rate of 34% primarily due to the utilization of net operating loss carryforwards, non-taxable income related to cash surrender life insurance, state and local income taxes and non-taxable income.

As of June 30, 2017, we had net deferred tax assets totaling $7.4 million. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets can only be realized if we generate sufficient taxable income in the future.  If we cannot, a valuation allowance is established. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax book income, taxable income and tax planning strategies that would, if necessary, be implemented. Based on the analysis of the DTA at December 31, 2016, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company.  As a result of this conclusion, in 2016 we released $1.9 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense. As of June 30, 2017, no additional increase or decrease in the valuation allowance for future tax benefits was required based on management’s assessment. We currently maintain a valuation allowance for certain state net operating losses and other deferred tax assets that may not be realized. We expect to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. However, if an unanticipated event occurs that materially changes pre-tax book income and taxable income in future periods, an increase or decrease in the valuation allowance may become necessary and such change in the valuation allowance could be material to the Company’s financial statements.

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

	For the three months ended June 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$804,652	$4,103	$808,755
Total deposits	$622,821	$—	$622,821

Interest income	$9,062	$400	$9,462
Interest expense	1,940	22	1,962
Net interest income	$7,122	$378	$7,500
Provision (credit) for loan and lease losses	66	(9)	57
Total non-interest income (loss)	1,101	(158)	943
Total non-interest expense	4,982	188	5,170
Income tax expense	52	—	52
Net income	$3,123	$41	$3,164
Noncontrolling interest	$77	$80	$157
Net income (loss) attributable to Royal Bancshares	$3,046	$(39)	$3,007

	For the three months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$8,112	$69	$8,181
Interest expense	1,613	151	1,764
Net interest income (expense)	$6,499	$(82)	$6,417
Provision for loan and lease losses	72	125	197
Total non-interest income	1,055	18	1,073
Total non-interest expense	4,775	271	5,046
Income tax expense	60	—	60
Net income (loss)	$2,647	$(460)	$2,187
Noncontrolling interest	$174	$(21)	$153
Net income (loss) attributable to Royal Bancshares	$2,473	$(439)	$2,034

	For the six months ended June 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$804,652	$4,103	$808,755
Total deposits	$622,821	$—	$622,821

Interest income	$17,880	$540	$18,420
Interest expense	3,806	97	3,903
Net interest income	$14,074	$443	$14,517
Provision (credit) for loan and lease losses	418	(64)	354
Total non-interest income (loss)	1,649	(195)	1,454
Total non-interest expense	10,474	72	10,546
Income tax benefit	52	—	52
Net income	$4,779	$240	$5,019
Noncontrolling interest	$124	$76	$200
Net income attributable to Royal Bancshares	$4,655	$164	$4,829

	For the six months ended June 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$803,262	$13,190	$816,452
Total deposits	$599,244	$—	$599,244

Interest income	$16,245	$150	$16,395
Interest expense	3,181	306	3,487
Net interest income (expense)	$13,064	$(156)	$12,908
Provision for loan and lease losses	375	34	409
Total non-interest income	2,245	35	2,280
Total non-interest expense	9,614	653	10,267
Income tax expense	60	—	60
Net income (loss)	$5,260	$(808)	$4,452
Noncontrolling interest	$270	$(41)	$229
Net income (loss) attributable to Royal Bancshares	$4,990	$(767)	$4,223

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

Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from two loan production offices and twelve retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. Royal Bank has loans in 19 states and Washington, DC via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 102 people on a full-time equivalent basis as of June 30, 2017.

Deposits: At June 30, 2017, total deposits of Royal Bank were distributed among demand deposits (17%), money market, savings and NOW accounts (46%) and time deposits (37%). At June 30, 2017, deposits of $624.6 million decreased $7.3 million from $631.9 million at year end 2016. Included in Royal Bank’s deposits are approximately $1.8 million of intercompany deposits that are eliminated through consolidation.

Lending: At June 30, 2017, Royal Bank, including its subsidiaries, had a total net loan and lease portfolio of $595.4 million, representing 74% of total assets. The loan portfolio is categorized into commercial and industrial, commercial real estate mortgages, residential mortgages (including home equity lines of credit), construction and development, tax certificates, leases and consumer loans.  At June 30, 2017, net loans and leases increased by $3.8 million, or 0.6%, from year end 2016.

Business results: Total assets of Royal Bank were $804.1 million at June 30, 2017 compared to $828.1 million at year end 2016.  Royal Bank recorded net income of $3.2 million for the three months ended June 30, 2017 compared to $1.7 million for the three months ended June 30, 2016. Royal Bank’s total interest income for the quarter ended June 30, 2017 was $9.5 million compared to $8.2 million for the quarter ended June 30, 2016. Second quarter 2017 interest income includes $392 thousand from the pay-off of a non-accruing tax certificate. The remaining increase in interest income was driven by an increase in average interest-earning assets coupled with higher yields earned on loans.  For the three months ended June 30, 2017, the average balance for investments declined $39.7 million while average loans outstanding, which typically earn a higher yield than investment securities, increased $78.6 million from the 2016 average balances for the comparable quarter. Interest expense was $1.7 million and $1.8 million for the quarters ended June 30, 2017 and June 30, 2016 respectively.

The $1.5 million increase in net income quarter versus quarter was driven by a $1.3 million increase in net interest income and an increase in non-interest income of $648 thousand. Partially offsetting these positive items was an increase in non-interest expenses of $184 thousand.  Merger related expenses of $73 thousand for the quarter ended June 30, 2017 are included in non-interest expenses.

For the six months ended June 30, 2017 net income was $5.2 million compared to $3.9 million for the six months ended June 30, 2016.  The $1.3 million increase was primarily attributable to a $2.0 million increase in net interest income. Partially offsetting this increase was an increase in non-interest expenses of $626 thousand and a decline in non-interest income of $152 thousand.  Merger related expenses of $316 thousand for the six months ended June 30, 2017 are included in non-interest expenses.

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

Business results: For the three months ended June 30, 2017, RID reported net income of $185 thousand compared to net income of $604 thousand for the three months ended 2016. The $419 thousand decrease quarter over quarter was mainly related to a reduction in net investment security gains of $300 thousand and a $178 thousand decrease in net interest income.  For the six months ended June 30, 2017, RID reported net income of $176 thousand compared to net income of $795 thousand for the six months ended 2016.  The $619 thousand decrease was primarily attributable to a decline in net interest income of $356,000 and a reduction in net investment security gains of $326 thousand.  At June 30, 2017 and December 31, 2016, total assets of RID were $5.7 million and $5.5 million, of which $5.1 million and $4.8 million was held in cash and cash equivalents. Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At June 30, 2017, no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank.  During 2016 the subordinated debenture was redeemed by Royal Bank.  At June 30, 2017, and December 31, 2016 Royal Preferred LLC had total assets of $0.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.8 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2017 were 3.40%.

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

Business results: At June 30, 2017, total assets of Royal Leasing were $55.5 million and include $55.4 million in net leases.  Total assets were $61.6 million at December 31, 2016.  For the three months ended June 30, 2017, Royal Leasing had net income of $192 thousand compared to $436 thousand for the three months ended June 30, 2016. The quarter over quarter decline of $244 thousand was impacted by an increased provision for lease losses of $133 thousand and a decrease in net interest income of $127 thousand. For the six months ended June 30, 2017, Royal Leasing had net income of $310 thousand compared to $675 thousand for the six months ended June 30, 2016. The $365 thousand decrease in net income was primarily attributable to an increase in other operating expenses of $279 thousand and a decrease in net interest income of $170 thousand.  Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2017, the amount due Royal Bank from RBA Leasing was $50.6 million.

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

Business results: At June 30, 2017 and December 31, 2016, total assets of RIA were $6.5 million.  For the quarter ended June 30, 2017, RIA had net income of $2 thousand compared to $114 thousand for the quarter ended June 30, 2016.  The decrease in net income for 2017 was predominantly related to gains on the sale of investment securities of $94 thousand recognized during the second quarter of 2016. For the six months ended June 30, 2017, RIA had net income of $7 thousand compared to $432 thousand for the first six months of 2016.  The $425 thousand decrease was primarily attributable to a $370 decrease in net gains on the sale of investment securities.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At June 30, 2017, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded net income of $401 thousand for the three months ended June 30, 2017 compared to a net loss of $105 thousand for the comparable period in 2016.  Net interest income increased $438 thousand quarter over quarter as a result of the redemption of a non-accruing tax certificate that took place in the second quarter of 2017.  For the six months ended June 30, 2017 net income was $379 thousand compared to a net loss of $204 thousand for the first six months of 2016.  At June 30, 2017, total assets of CSC were $488 thousand, of which $188 thousand was held in tax liens and $221 thousand was in OREO compared to total assets of $1.4 million, of which $1.2 million was held in tax liens and $225 million was held in OREO at December 31, 2016. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At June 30, 2017, the amount due Royal Bank from CSC was $209 thousand.

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

Business results:  RTL recorded a net loss of $360 thousand for the three months ended June 30, 2017 compared to a net loss of $356 thousand for the comparable period in 2016. For the first six months of 2017, RTL recorded a net loss of $139 thousand compared to a net loss of $605 thousand for the first six months of 2016. The year over year improvement of $466 thousand was directly impacted by a $304 thousand reduction in net OREO expenses.  Included in net OREO expenses were net gains on the sales of OREO properties of $395 thousand for the first six months of 2017 compared to $81 thousand in net gains on the sales of OREO properties for the first six months of 2016. Additionally, RTLS recorded a credit to the provision for lien losses of $61 thousand during the first six months of 2017 compared to a provision of $34 thousand for the first six months of 2016. At June 30, 2017, total assets of RTL were $3.6 million, of which $1.2 million was held in tax liens and $1.5 million was held in OREO as compared to total assets at December 31, 2016 of $7.3 million, of which $2.6 million was held in tax liens and $3.1 million was held in OREO.  Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At June 30, 2017, the amount due Royal Bank from RTL was $266 thousand.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at June 30, 2017 were $808.8 million, a decrease of $23.7 million, or 2.9%, from December 31, 2016.  This decline is mainly attributed to a reduction in investment securities partially offset by an increase in cash and cash equivalents and net loans.

Cash and Cash Equivalents

Total cash and cash equivalents of $31.7 million at June 30, 2017 increased $10.5 million from $21.2 million at December 31, 2016.  The increase in cash and cash equivalents was mainly associated with cash flows from  investment securities.

Investment Securities

AFS investment securities of $135.9 million at June 30, 2017, declined $33.9 million, or 20.0%, from the level at December 31, 2016.  The decline was primarily due to sales of investment securities and principal payments received.  Incoming cash flows from the investment portfolio were used to fund loan growth and payoff FHLB borrowings.  FHLB stock was $2.3 million and $3.2 million at June 30, 2017 and December 31, 2016.

The AFS investment portfolio had a net unrealized gain of $348 thousand at June 30, 2017 compared to a net unrealized loss of $1.1 million at December 31, 2016.  The $1.5 million improvement was primarily attributable to a $1.2 million increase on U.S. Agency CMOs.

The carrying value and fair value of investment securities available-for-sale (“AFS”) at June 30, 2017 and December 31, 2016 are as follows:

As of June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$2,127	$—	$(5)	$2,122
Mortgage-backed securities-residential	7,029	178	—	7,207
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	115,532	911	(854)	115,589
Non-agency	—	—	—	—
Corporate bonds	1,700	28	—	1,728
Municipal bonds	7,468	132	(42)	7,558
Other securities	1,706	—	—	1,706
Common stocks	26	—	—	26
Total available for sale	$135,588	$1,249	$(901)	$135,936

As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

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

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We have a concentration of credit risk in commercial real estate and construction and land development loans at June 30, 2017. The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans. We classify our leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between our gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method. The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions. The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law. The tax certificates are predominantly in New Jersey. We ceased acquiring new tax certificates in 2010. Consumer loans includes cash secured and unsecured loans and lines of credit.

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

Total loans and leases of $605.7 million increased $3.7 million, or 0.6%, from the level at December 31, 2016.  The following table represents balances by type for loans and leases held for investment (“LHFI”):

	June 30,	December 31,
(In thousands)	2017	2016
Commercial real estate	$258,662	$261,561
Construction and land development	84,910	83,369
Commercial and industrial	116,200	108,146
Multi-family	29,030	23,389
Residential real estate	56,363	56,899
Leases	56,258	61,838
Tax certificates	1,378	3,705
Consumer	2,892	3,102
Total loans, net of unearned income	$605,693	$602,009

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

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned individual and the attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of CCIC. CCIC was formed to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The CCIC, which is comprised of the CEO, CFO, UCAO and Chief Lending Officer (“CLO”) meet as required and provide regular updated reports to the Board of Directors. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a quarterly basis. Loans may be removed from the watch list if the CCIC determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  Minutes outlining the CCIC’s findings and recommendations are issued after each meeting for follow-up by individual loan officers.

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of June 30, 2017		As of December 31, 2016
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$791	$—	$885	$3
Construction and land development	128	—	144	—
Commercial and industrial	758	—	652	—
Residential real estate	525	16	570	17
Leases	1,710	195	1,849	340
Tax certificates	502	14	1,907	8
Total non-accrual loans	$4,414	$225	$6,007	$368

Non-accrual loan activity for the second quarter of 2017 is set forth below:

	For the six months ended June 30, 2017
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Non-accrual loans held for investment
Commercial real estate	$885	$486	$(501)	$(79)	$—	$791
Construction and land development	144	—	(16)	—	—	128
Commercial and industrial	652	401	(295)	—	—	758
Residential real estate	570	—	(37)	(8)	—	525
Leases	1,849	1,188	(530)	(797)	—	1,710
Tax certificates	1,907	13	(1,366)	(8)	(44)	502
Total non-accrual LHFI	$6,007	$2,088	$(2,745)	$(892)	$(44)	$4,414
Non-accrual loans held for sale
Commercial and industrial	$—	$205	$(205)	$—	$—	$—
Total non-accrual LHFS	$—	$205	$(205)	$—	$—	$—
Total non-accrual loans	$6,007	$2,293	$(2,950)	$(892)	$(44)	$4,414

Total non-accrual loans at June 30, 2017 were $4.4 million compared to $6.0 million at December 31, 2016.  The decrease of $1.6 million was the result of additions of $2.3 million, which were offset by $892 thousand in charge-offs, mostly related to the leasing subsidiary, a $3.0 million reduction in existing non-accrual loan balances through payments and payoffs, and $44 thousand in transfers to OREO. Included in the amounts for non-accrual additions and payments was a $205 thousand loan that was transferred from LHFI to LHFS during the first quarter of 2017 and sold in the second quarter of 2017. During the first quarter of 2017, one commercial real estate loan with a carrying amount of $486 thousand became non-accrual because it was past its maturity date.  As a result of an impairment analysis this loan required a specific reserve of $25 thousand which was subsequently charged off during the second quarter. Four loans comprise the additions of $401 thousand in commercial and industrial non-accrual loans. The remainder of the additions to non-accrual loans were mainly in the lease portfolio.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include TDRs. For all classes of loans receivable, with the exception of tax certificates, the accrual of interest income is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income. If interest had accrued on non-accrual loans, such income would have been approximately $108 thousand and $226 thousand for the three and six months ended June 30, 2017 and $157 thousand and $315 thousand for the three and six months ended June 30, 2016, respectively.  At June 30, 2017, we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	June 30,	December 31,
(In thousands)	2017	2016
Impaired loans and leases with a valuation allowance	$1,722	$2,509
Impaired loans without a valuation allowance	3,246	4,446
Impaired LHFS without a valuation allowance	—	—
Total impaired loans and leases	$4,968	$6,955
Valuation allowance related to impaired loans	$225	$368

	For the six months ended
	June 30,
(In thousands)	2017	2016
Average investment in impaired loans and leases	$6,359	$6,598
Interest income recognized on impaired loans and leases	$54	$57
Interest income recognized on a cash basis on impaired loans and leases	$—	$—

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At June 30, 2017, we had five TDRs, with a total carrying value of $2.1 million. Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of June 30, 2017
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$16	$—	$16
Construction and land development	1	—	128	128
Commercial and industrial	2	1,693	166	1,859
Residential real estate	1	82	—	82
Total	5	$1,791	$294	$2,085

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

The amount of the allowance is reviewed and approved by the CFO, CLO, and UCAO on a quarterly basis. Management believes that the allowance at June 30, 2017 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Balance at period beginning	$10,558	$9,941	$10,420	$9,689
Charge-offs
Commercial real estate	(59)	—	(79)	(77)
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	(108)
Multi-family	—	—	—	—
Residential real estate	(7)	(40)	(8)	(40)
Leases	(300)	(164)	(797)	(447)
Tax certificates	—	(25)	(8)	(31)
Total charge-offs	(366)	(229)	(892)	(703)
Recoveries
Commercial real estate	—	8	—	184
Construction and land development	—	64	351	258
Commercial and industrial	—	4	—	127
Multi-family	—	—	—	—
Residential real estate	7	8	15	19
Leases	6	9	14	17
Tax certificates	—	6	—	8
Consumer	—	—	—	—
Total recoveries	13	99	380	613
Net (charge-offs) recoveries	(353)	(130)	(512)	(90)
Provision for loan and lease losses	57	197	354	409
Balance at period end	$10,262	$10,008	$10,262	$10,008

An analysis of the allowance by loan type is set forth below:

	At June 30, 2017		At December 31, 2016
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$3,161	42.7%	$3,295	43.4%
Construction and land development	2,273	14.0%	2,294	13.8%
Commercial and industrial	1,371	19.2%	1,346	18.0%
Multi-family	344	4.8%	263	3.9%
Residential real estate	623	9.3%	656	9.5%
Leases	2,292	9.3%	2,295	10.3%
Tax certificates	169	0.2%	242	0.6%
Consumer	29	0.5%	29	0.5%
Total allowance	$10,262	100.0%	$10,420	100.0%

The allowance decreased $158 thousand from $10.4 million at December 31, 2016 to $10.3 million at June 30, 2017. The decrease in the allowance was primarily attributable to an improvement in the historical loss factors which was partially offset by net charge-offs of $512 thousand during the first six months of 2017.   The required provision for loan and lease losses was $57 thousand for the second quarter of 2017 compared to $197 thousand for the second quarter of 2016. For the six months ended June 30, 2017 the required provision was $354 thousand compared to $409 thousand for the first six months of 2016. Net charge-offs for the leasing portfolio were $783 thousand during the first six months of 2017 compared to $430 thousand for the first six months of 2016. The allowance was 1.69% of total loans and leases at June 30, 2017 compared to 1.73% at December 31, 2016.

Other Real Estate Owned

At June 30, 2017, OREO was comprised of one real estate property acquired in lieu of foreclosure in settlement of a loan and 24 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2017 to June 30, 2017.

	For the six months ended June 30, 2017
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$236	$3,300	$3,536
Net proceeds from sales	(33)	(1,858)	(1,891)
Net gains on sales	5	395	400
Transfers in	—	44	44
Cash additions	—	35	35
Impairment charge	(27)	(165)	(192)
Ending balance	$181	$1,751	$1,932

At June 30, 2017, OREO was comprised of $181 thousand in land and $1.8 million related to 24 properties acquired through foreclosure related to tax liens.  During 2017, we sold a single family home with a value of $28 thousand. We received net proceeds in the amount of $33 thousand and recorded a net gain of $5 thousand.

During the first six months of 2017, we transferred tax liens of $44 thousand to OREO which represented one property and added $35 thousand in lien redemptions on existing properties. During the same period we sold 17 tax lien properties, received proceeds of $1.9 million, and recorded net gains of $395 thousand as a result of these sales. Additionally, we recorded impairment charges of $59 thousand and $165 thousand during the three and six months ended June 30, 2017 related to the tax lien properties, respectively.  At December 31, 2016, OREO assets acquired through the tax lien portfolio were $3.3 million and were comprised of 41 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At June 30,	At December 31,
(Amounts in thousands)	2017	2016
Non-accrual loans	$3,912	$4,100
Non-accrual tax certificates	502	1,907
Total non-accrual loans (1)	4,414	6,007
Other real estate owned-loans	181	236
Other real estate owned-tax certificates	1,751	3,300
Total other real estate owned	1,932	3,536
Total non-performing assets	$6,346	$9,543

Non-performing assets to total assets	0.78%	1.15%
Total non-accrual loans to total loans	0.73%	1.00%
ALLL to total non-accrual loans	232.49%	173.46%
ALLL to total loans	1.69%	1.73%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, were $622.8 million at June 30, 2017 and decreased $6.7 million, or 1.1%, from $629.5 million at December 31, 2016.  Demand deposits, savings accounts, and brokered deposits increased $3.5 million, $2.3 million, and $4.2 million respectively.  Interest checking, money market accounts and certificates of deposit declined $3.0 million, $10.5 million, and $3.3 million, respectively. During the first six months of 2017, we increased our short-term brokered CDs through Promontory Interfinancial Network’s CDARS program.  The short-term CDARS deposits were less costly then FHLB borrowings.

The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2017	2016
Non-interest bearing checking	$101,379	$97,859
Interest checking	44,845	47,835
Money Market	154,812	165,305
Savings	87,432	85,170
Certificates of deposit ($250 and over)	22,323	19,520
Certificates of deposit (less than $250)	186,304	192,368
Brokered deposits	25,726	21,489
Total deposits	$622,821	$629,546

Borrowings

Total borrowings, which include trust preferred securities, decreased $23.0 million from $129.8 million at December 31, 2016 to $106.8 million at June 30, 2017.  Our $15.0 million interest rate swap that was tied to a maturing FHLB advance became effective in June 2016. We will continue to roll over the $15.0 million FHLB advance every 90–days through the swap expiration of June 2021. Short-term borrowing rates and the subordinated debt rate for the second quarter of 2017 were directly impacted by the Federal Reserve Bank’s rate increases in December 2016, March 2017, and to a lesser extent by the rate increase in June 2017.

Shareholders’ Equity

Shareholders’ equity attributable to the Company increased $6.1 million, or 11.7%, from $51.6 million at December 31, 2016 to $57.7 million at June 30, 2017.  During the first six months of 2017, we recorded net income of $4.8 million and an improvement in accumulated other comprehensive loss of $1.0 million. The improvement in accumulated other comprehensive loss was mostly related to an increase in the valuation of the investment portfolio.

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

In July 2013, the federal bank regulatory agencies adopted the final reforms on capital and liquidity generally referred to as “Basel III”, which were published by the Basel Committee on Banking Supervision and the Financial Stability Board. The agencies view the new capital requirements as a better reflection of banking organizations’ risk profiles, thereby improving the overall resiliency of the banking system. The rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement or “CET1”, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital.  Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity requirements.  Under the rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.0%.  Management believes that as of June 30, 2017, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.

At June 30, 2017 and December 31, 2016, the Company and Royal Bank exceeded the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet the minimum capital requirements in the foreseeable future.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2017 and the previous 27 quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  The resolution of this matter will be decided by additional joint regulatory agency guidance which includes the Federal Reserve Bank, the FDIC, and the OCC.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2017	$82,588	13.296%	$57,454	9.250%	$62,113	10.000%
At December 31, 2016	$76,716	12.185%	$54,301	8.625%	$62,957	10.000%
Tier 1 capital (to risk-weighted assets)
At June 30, 2017	$74,721	12.030%	$45,032	7.250%	$49,690	8.000%
At December 31, 2016	$68,743	10.919%	$41,709	6.625%	$50,366	8.000%
Tier 1 capital (to average assets, leverage)
At June 30, 2017	$74,721	9.148%	$32,671	4.000%	$40,838	5.000%
At December 31, 2016	$68,743	8.573%	$32,076	4.000%	$40,095	5.000%
Common equity Tier 1 (to risk-weighted assets)
At June 30, 2017	$74,081	11.927%	$35,715	5.750%	$40,373	6.500%
At December 31, 2016	$69,681	11.068%	$32,266	5.125%	$40,922	6.500%

*    Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the six months ended	For the year ended
(In thousands)	June 30, 2017	December 31, 2016
RAP net income	$4,338	$8,775
Tax lien adjustment, net of noncontrolling interest	903	1,544
U.S. GAAP net income	$5,241	$10,319

	At June 30, 2017		At December 31, 2016
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	13.296%	13.426%	12.185%	12.405%
Tier 1 capital (to risk-weighted assets)	12.030%	12.160%	10.919%	11.139%
Tier 1 capital (to average assets, leverage)	9.148%	9.251%	8.573%	8.750%
Common equity Tier 1 (to risk-weighted assets)	11.927%	12.054%	11.068%	11.040%

The tables below reflect the Company’s capital ratios:

*Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2017 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve at the holding company level, the adjusted ratios are shown in the table below.

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2017	$88,975	14.267%	$57,689	9.250%	$62,366	10.000%
At December 31, 2016	$84,056	13.302%	$54,503	8.625%	$63,192	10.000%
Tier 1 capital (to risk-weighted assets)
At June 30, 2017	$75,024	12.030%	$45,216	7.250%	$37,420	6.000%
At December 31, 2016	$68,326	10.812%	$41,865	6.625%	$37,915	6.000%
Tier 1 capital (to average assets, leverage)
At June 30, 2017	$75,024	9.130%	$32,871	4.000%	N/A	N/A
At December 31, 2016	$68,326	8.488%	$32,199	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At June 30, 2017	$55,492	8.898%	$35,861	5.750%	N/A	N/A
At December 31, 2016	$50,502	7.992%	$32,386	5.125%	N/A	N/A

	For the six months ended	For the year ended
(In thousands)	June 30, 2017	December 31, 2016
U.S. GAAP net income attributable to Royal Bancshares	$4,819	$10,375
Tax lien adjustment, net of noncontrolling interest	(903)	(1,544)
RAP net income	$3,916	$8,831

	At June 30, 2017		At December 31, 2016
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	14.267%	14.138%	13.302%	13.084%
Tier 1 capital (to risk-weighted assets)	12.030%	11.851%	10.812%	10.512%
Tier 1 capital (to average assets, leverage)	9.130%	8.991%	8.488%	8.248%
Common equity Tier 1 (to risk-weighted assets)	8.898%	8.766%	7.992%	8.012%

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At June 30, 2017, our liquidity ratios were more than four times the policy minimums.

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

The following table summarizes re-pricing intervals for interest-earning assets and interest-bearing liabilities as of June 30, 2017, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At June 30, 2017, we were in a liability sensitive position of $16.4 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  The Company has exposure to rising rates as $170.7 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$17.2	$—	$—	$—	$14.5	$31.7
Investment securities AFS	7.6	20.9	68.6	38.3	0.5	135.9
Loans: (2)
Fixed rate	22.4	59.7	223.4	132.4	(10.3)	427.6
Variable rate	167.8	—	—	—	—	167.8
Total loans (including loans held for sale)	190.2	59.7	223.4	132.4	(10.3)	595.4
Other assets (3)	—	20.9	—	—	24.9	45.8
Total Assets	$215.0	$101.5	$292.0	$170.7	$29.6	$808.8
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$101.4	$101.4
Interest-bearing deposits	31.4	94.2	161.4	—	—	287.0
Certificates of deposit	47.0	68.5	117.9	1.0	—	234.4
Total deposits	78.4	162.7	279.3	1.0	101.4	622.8
Borrowings	46.8	45.0	15.0	—	—	106.8
Other liabilities	—	—	—	—	20.9	20.9
Capital	—	—	—	—	58.3	58.3
Total liabilities & capital	$125.2	$207.7	$294.3	$1.0	$180.6	$808.8
Net interest rate GAP	$89.8	$(106.2)	$(2.3)	$169.7	$(151.0)
Cumulative interest rate GAP	$89.8	$(16.4)	$(18.7)	$151.0
GAP to total assets	11%	(13)%
GAP to total equity	154%	(182)%
Cumulative GAP to total assets	11%	(2)%
Cumulative GAP to total equity	154%	(28)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At June 30, 2017, floating rate loans with floors and without floors were $140.6 million and $28.4 million, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2016, that the Company’s disclosure controls and procedures were effective at June 30, 2017.

(b)     Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 30, 2017, the Company and Bryn Mawr Bank Corporation, (“BMBC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into BMBC, with BMBC being the surviving corporation (the “Merger”).  On April 11, 2017, a purported shareholder filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against members of the Company’s board of directors, BMBC and the Company. The lawsuit, which is captioned Parshall v. Royal Bancshares of Pennsylvania, Inc., et al., Case No. 2:17-cv-01641-PBT alleges class claims on behalf of all Company shareholders and based on allegations of material misstatements and omissions in the proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. As of the date of this filing, the Company cannot reasonably predict the outcome of the lawsuit or, in the event of an adverse outcome, the potential loss or range of possible loss relating to the lawsuit.

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
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 10, 2017.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 10, 2017.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 10, 2017.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 10, 2017.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: August 10, 2017

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer