Form 10-Q
period 2017-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2017-11-09
CIK 922487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:           September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2017
$2.00 par value	28,031,378

Class B Common Stock	Outstanding at October 31, 2017
$0.10 par value	1,857,072

PART I — FINANCIAL STATEMENTS

Item 1.Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets-unaudited

	September 30,	December 31,
	2017	2016
ASSETS	(Dollars in thousands, except share data)
Cash and due from banks	$11,775	$13,146
Interest-earning deposits	13,333	8,084
Total cash and cash equivalents	25,108	21,230
Investment securities available for sale (“AFS”), at fair value	155,508	169,854
Other investment, at cost	2,250	2,250
Federal Home Loan Bank (“FHLB”) stock	2,036	3,216
Loans and leases (“LHFI”)	594,565	602,009
Less allowance for loan and lease losses	10,123	10,420
Net loans and leases	584,442	591,589
Company owned life insurance	21,030	20,781
Accrued interest receivable	2,975	3,968
Other real estate owned (“OREO”), net	1,680	3,536
Premises and equipment, net	4,748	5,398
Other assets	10,057	10,663
Total assets	$809,834	$832,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$97,076	$97,859
Interest-bearing	529,990	531,687
Total deposits	627,066	629,546
Short-term borrowings	15,000	19,000
Long-term borrowings	60,000	85,000
Subordinated debentures	25,774	25,774
Accrued interest payable	2,378	711
Other liabilities	19,041	20,181
Total liabilities	749,259	780,212
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Class A common stock, par value $2 per share, authorized 40,000,000 shares; issued 28,341,078 and 28,242,055 at September 30, 2017 and December 31, 2016, respectively, and outstanding 28,010,047 and 27,887,024 at September 30, 2017 and December 31, 2016, respectively	56,682	56,484
Class B common stock, par value $ 0.10 per share, authorized 3,000,000 shares; issued and outstanding, 1,857,072 and 1,924,629 at September 30, 2017 and December 31, 2016, respectively	186	193
Additional paid in capital	99,483	99,667
Accumulated deficit	(87,566)	(94,512)
Accumulated other comprehensive loss	(4,280)	(5,219)
Treasury stock - at cost, shares of Class A, 331,031 and 355,031 at September 30, 2017 and December 31, 2016, respectively	(4,629)	(4,965)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	59,876	51,648
Noncontrolling interest	699	625
Total equity	60,575	52,273
Total liabilities and shareholders’ equity	$809,834	$832,485

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Income-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest Income
Loans and leases, including fees	$8,108	$7,346	$24,513	$21,168
Investment securities	827	1,099	2,809	3,639
Deposits in banks	57	15	90	48
Total Interest Income	8,992	8,460	27,412	24,855
Interest Expense
Deposits	1,187	1,086	3,473	3,193
Short-term borrowings	51	53	186	85
Long-term borrowings	707	763	2,189	2,111
Total Interest Expense	1,945	1,902	5,848	5,389
Net Interest Income	7,047	6,558	21,564	19,466
Provision for loan and lease losses	159	578	513	987
Net Interest Income after Provision for Loan and Lease Losses	6,888	5,980	21,051	18,479
Non-interest Income
Service charges and fees	252	396	954	989
Net gains (losses) on sales of loans and leases	8	71	(13)	71
Income from company owned life insurance	119	192	528	847
Gains on sales of premises and equipment	—	—	73	—
Net gains on the sale of AFS investment securities	32	280	308	1,382
Total other-than-temporary impairment on AFS investment securities	—	(35)	—	(181)
Other income	20	285	35	361
Total Non-interest Income	431	1,189	1,885	3,469
Non-interest Expense
Employee salaries and benefits	2,434	2,710	7,787	8,036
Loss contingency	—	(200)	—	(200)
Occupancy and equipment	726	705	2,212	2,093
Professional and legal fees	207	415	1,043	1,321
Net OREO expenses	85	256	3	469
Pennsylvania shares tax expense	156	154	494	393
FDIC and state assessments	146	111	566	455
Communications and data processing	247	257	749	748
Credit for credit losses on off-balance sheet credit exposures	(24)	(65)	(97)	(236)
Directors’ fees	97	95	436	335
Insurance	98	87	305	270
Merger expenses	254	—	659	—
Other operating expenses	440	476	1,255	1,584
Total Non-interest Expense	4,866	5,001	15,412	15,268
Income Before Tax Expense	2,453	2,168	7,524	6,680
Income Tax Expense	80	25	132	85
Net Income	$2,373	$2,143	$7,392	$6,595
Less Net Income Attributable to Noncontrolling Interest	$98	$113	$298	$342
Net Income Attributable to Royal Bancshares of Pennsylvania, Inc.	$2,275	$2,030	$7,094	$6,253
Less Preferred Stock Series A Accumulated Dividend and Accretion	$—	$342	$—	$1,014
Net Income Available to Common Shareholders	$2,275	$1,688	$7,094	$5,239
Per Common Share Data:
Net Income — Basic	$0.08	$0.06	$0.24	$0.17
Net Income — Diluted	$0.08	$0.06	$0.23	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income-unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net income	$2,373	$2,143	$7,392	$6,595
Other comprehensive income, net of tax
Unrealized gains on investment securities:
Unrealized holding (losses) gains arising during period, net of tax (1)	(120)	(877)	1,046	2,342
Less adjustment for impaired investments, net of tax (2)	—	(23)	—	(119)
Less reclassification adjustment for gains realized in net income, net of tax (3)	21	185	203	912
Unrealized (losses) gains on investment securities	(141)	(1,039)	843	1,549
Unrecognized benefit obligation:
Reclassification adjustment for amortization (4)	12	(78)	39	(232)
Unrecognized benefit obligation	12	(78)	39	(232)
Unrealized gain (loss) on derivative instrument, net of tax (5)	37	131	57	(314)
Other comprehensive (loss) income	(92)	(986)	939	1,003
Comprehensive income	2,281	1,157	8,331	7,598
Less net income attributable to noncontrolling interest	98	113	298	342
Comprehensive income attributable to Royal Bancshares of Pennsylvania, Inc.	$2,183	$1,044	$8,033	$7,256

(1)

Net of a tax benefit of $65 thousand and $537 thousand in tax expense for the three and nine months ended September 30, 2017, respectively, and a tax benefit of $454 thousand and $1.4 million in tax expense for the three and nine months ended September 30, 2016, respectively.

(2)

Gross amounts are included in total other-than-temporary impairment on AFS investment securities on the Consolidated Statements of Income in total non-interest income, net of $12 thousand and $62 thousand in taxes for the three and nine months ended September 30, 2016. See Note 14. Comprehensive Income.

(3)

Gross amounts are included in net gains on the sale of AFS investment securities on the Consolidated Statements of Income in total non-interest income; amounts in the above table are net of $11 thousand and $105 thousand in income taxes for the three and nine months ended September 30, 2017, respectively and $95 thousand and $470 thousand in taxes for the three and nine months ended September 30, 2016, respectively. See Note 14. Comprehensive Income.

(4)	Gross amounts are included in salaries and benefits on the Consolidated Statements of Income in non-interest expense.
(5)

Net of a tax expense of $19 thousand and $29 thousand for the three and nine months ended September 30, 2017, respectively and a tax expense of $68 thousand and $161 thousand in tax benefit for the three and nine months ended September 30, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2017-unaudited

							Accumulated
					Additional		other			Total
	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2017	28,242	$56,484	1,925	$193	$99,667	$(94,512)	$(5,219)	$(4,965)	$625	$52,273
Net income						7,094			298	7,392
Other comprehensive income, net of reclassifications and taxes							939			939
Distributions to noncontrolling interests									(224)	(224)
Common stock conversion from Class B to Class A	78	155	(68)	(7)		(148)				—
Treasury shares issued for compensation (24,000 shares)					(239)			336		97
Stock options exercised (21,333 shares)	21	43			7					50
Stock option expense					48					48
Balance September 30, 2017	28,341	$56,682	1,857	$186	$99,483	$(87,566)	$(4,280)	$(4,629)	$699	$60,575

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited

	For the nine months ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$7,392	$6,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451	394
Stock compensation expense	48	64
Provision for loan and lease losses	513	987
Credit for credit losses on off-balance sheet credit exposures	(97)	(236)
Impairment charge for OREO	209	143
Net amortization of premiums on AFS investment securities	981	1,123
Net accretion of net deferred fees on loans	(596)	(439)
Net gains on sales of premises and equipment	(73)	—
Losses (gains) on sales of loans and leases	13	(71)
Net gains on sales of OREO	(404)	(7)
Net gains on sales of investment securities	(308)	(1,382)
Income from company owned life insurance	(528)	(847)
Other-than-temporary impairment on AFS investment securities	—	181
Changes in assets and liabilities:
Decrease in accrued interest receivable	993	379
Decrease (increase) in other assets	271	(533)
Increase in accrued interest payable	1,667	1,531
(Decrease) increase in other liabilities	(1,043)	909
Net cash provided by operating activities	9,489	8,791
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of AFS investment securities	23,476	47,659
Proceeds from sales of AFS investment securities	19,524	36,427
Purchase of AFS investment securities	(28,052)	(25,687)
Net redemption (purchase) of Federal Home Loan Bank stock	1,180	(473)
Proceeds from sales of loans and leases	5,611	2,036
Net decrease (increase) in loans	1,561	(79,484)
Additions to OREO	(35)	(243)
Proceeds from the sales of premises and equipment	297	—
Purchase of premises and equipment	(25)	(1,149)
Proceeds from sales of OREO	2,130	1,127
Net Proceeds from life insurance policies	279	748
Net cash provided by (used in) investing activities	25,946	(19,039)

Statement is continued on the next page.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows-unaudited (continued)

	For the nine months ended September 30,
	2017	2016
Cash flows from financing activities:
Net decrease in demand and NOW accounts	$(3,165)	$(18,083)
Net (decrease) increase in money market and savings accounts	(17,115)	21,779
Net increase in certificates of deposit	17,800	10,651
Net (decrease) increase in short-term borrowings	(4,000)	6,000
Repayments of long-term borrowings	(25,000)	(11,970)
Proceeds from long-term borrowings	—	15,000
Distributions to noncontrolling interest	(224)	(234)
Issuance of treasury stock	97	39
Repurchase of preferred stock	—	(9,992)
Proceeds from stock options exercised	50	29
Net cash (used in) provided by financing activities	(31,557)	13,219
Net increase in cash and cash equivalents	3,878	2,971
Cash and cash equivalents at the beginning of the period	21,230	25,420
Cash and cash equivalents at the end of the period	$25,108	$28,391
Supplemental Disclosure:
Income taxes paid	$132	$85
Interest paid	$4,181	$3,858
Transfers from loans to OREO	$44	$821

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

On January 30, 2017, the Company and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bryn Mawr, with Bryn Mawr as the surviving corporation (the “Merger”).  Immediately following the Merger, Royal Bank will merge with the Bryn Mawr Trust Company, the wholly owned subsidiary of Bryn Mawr.  Upon completion of the Merger, holders of Class A common stock of the Company will receive 0.1025 shares of Bryn Mawr common stock, par value of $1.00 per share (the “Bryn Mawr common stock”) for each share of Class A common stock they hold, and holders of Class B common stock of the Company will receive 0.1179 shares of Bryn Mawr common stock for each share of Class B common stock they hold. On May 24, 2017, the Company’s shareholders approved the Merger Agreement with Bryn Mawr Bank Corporation at a special meeting of the Company’s shareholders. At this time, the Merger has been approved by the Pennsylvania Department of Banking and Securities, one of two required bank regulatory agencies. The Merger, which is subject to a number of other closing conditions including receipt of required regulatory approvals, is expected to be completed in the fourth quarter of 2017.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in our preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended

December 31, 2016.  The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2016 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net income for the periods presented herein as a result of the reclassification.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. In August 2015, the FASB Issued ASU 2015-14 which deferred the effective date to December 15, 2017 and the initial application date (e.g. January 1, 2018.) The majority of our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09. We are still in the process of analyzing our other revenue streams in compliance with ASU 2014-09 and at this time we do not believe it will have a material impact on our financial statements. In September 2017, the FASB issued ASU 2017-13 which clarified the effective date to include annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period for all public business entities.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Our leases are operating leases and ASU 2016-02 will require us to gross up our balance sheet recording a lease right asset and an offsetting lease right obligation.  Our operating leases are predominantly related to real estate. We are currently evaluating other impacts of the pending adoption of the new standard on our consolidated financial statements. In September 2017, the FASB issued ASU 2017-13 which clarified the effective date to include annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period for all public business entities.

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

In March 2017, FASB issued Accounting Standards Update No. 2017-08, “Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The effect of ASU 2017-08 would be lower interest income and a corresponding lower yield as the amortization period would be shortened.  As of September 30, 2017 we do not hold any callable debt securities that were purchased at a premium.  We intend to adopt ASU 2017-08 during the first quarter of 2019.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently assessing the applicability of ASU 2017-09 and have not determined the impact of the adoption, if any, as of September 30, 2017.

In July 2017, the Financial Accounting Standards Board FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a

Scope Exception. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. We are currently assessing the applicability of ASU 2017-11 and have not determined the impact of the adoption, if any, as of September 30, 2017.

In August 2017, the Financial Accounting Standards Board FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We are currently assessing the applicability of ASU 2017-11 and have not determined the impact of the adoption, if any, as of September 30, 2017.

Note 2.Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at September 30, 2017 and December 31, 2016 are as follows:

As of September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$2,128	$27	$(5)	$2,150
Mortgage-backed securities-residential	15,693	172	(15)	15,850
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	126,671	771	(920)	126,522
Non-agency	—	—	—	—
Corporate bonds	1,700	13	—	1,713
Municipal bonds	7,453	130	(42)	7,541
Other securities	1,706	—	—	1,706
Common stocks	26	—	—	26
Total available for sale	$155,377	$1,113	$(982)	$155,508

As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

The amortized cost and fair value of investment securities at September 30, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2017
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$1,798	$1,793
After 1 but within 5 years	7,476	7,558
After 5 but within 10 years	1,007	1,040
After 10 years	1,000	1,013
Mortgage-backed securities-residential	15,693	15,850
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	126,671	126,522
Total available for sale debt securities	153,645	153,776
No contractual maturity	1,732	1,732
Total available for sale securities	$155,377	$155,508

Proceeds from the sales of AFS investments during the three and nine months ended September 30, 2017 were $32 thousand and $19.5 million, respectively. Proceeds from the sales of AFS investments during the three and nine months ended September 30, 2016 were $25.7 million and $36.4 million, respectively. The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Gross realized gains	$32	$280	$325	$1,426
Gross realized losses	—	—	(17)	(44)
Net realized gains	$32	$280	$308	$1,382

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

September 30, 2017	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$1,133	$(5)	1	$—	$—	—	$1,133	$(5)	1
Mortgage-backed securities-residential	3,065	(15)	1	—	—	—	3,065	(15)	1
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	52,109	(342)	20	24,974	(578)	10	77,083	(920)	30
Municipal bonds	661	(1)	2	2,145	(41)	3	2,806	(42)	5
Total available for sale	$56,968	$(363)	24	$27,119	$(619)	13	$84,087	$(982)	37

December 31, 2016	Less than 12 months			12 months or longer			Total
		Gross	Number		Gross	Number		Gross	Number
		unrealized	of		unrealized	of		unrealized	of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
U.S. government agencies	$966	$(22)	1	$—	$—	—	$966	$(22)	1
Mortgage-backed securities-residential	4,237	(17)	2	—	—	—	4,237	(17)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,864	(1,630)	31	12,045	(499)	4	85,909	(2,129)	35
Non-agency	4,035	(86)	3	—	—	—	4,035	(86)	3
Municipal bonds	1,678	(45)	3	2,314	(30)	3	3,992	(75)	6
Total available for sale	$84,780	$(1,800)	40	$14,359	$(529)	7	$99,139	$(2,329)	47

We evaluate declines in the fair value of securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  We assess whether OTTI is present when the fair value of a security is less than its amortized cost.  Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. We did not record OTTI charges to earnings during the first three quarters of 2017. During the first three quarters of 2016, we recorded impairment charges of $181 thousand on two private equity funds as a result of analyses performed on recent financial information. There were no credit-related impairment losses on debt securities held at September 30, 2017 and September 30, 2016 for which a portion of OTTI was recognized in other comprehensive income.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians.

U.S. government-sponsored agencies (“U.S. Agency”):  As of September 30, 2017, we had one U.S. Agency security with a fair value of $1.1 million and a gross unrealized loss of $5 thousand.  The bond has been in an unrealized loss position for less than twelve months at September 30, 2017. Management believes that the unrealized loss on this debt security is a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of this security. We do not intend to sell this security before recovery of its cost basis and have not determined that it is more likely than not that we will be required to sell this security before recovery of its cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at September 30, 2017.

Mortgage-backed securities residential (“MBS”): As of September 30, 2017, we had one MBS with a fair value of $3.1 million and a gross unrealized loss of $15 thousand. The security has been in an unrealized loss position for less than twelve months as of September 30, 2017. Management expects to recover the entire amortized cost basis of this security. We do not intend to sell this security before recovery of its cost basis and have not determined that it is more likely than not that we will be required to sell this security before recovery of its cost basis. Therefore, management has determined that this security is not other-than-temporarily impaired at September 30, 2017.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of September 30, 2017, we had 30 Agency CMOs with a fair value of $77.1 million and gross unrealized losses of $920 thousand.  Ten of the Agency CMOs have been in an unrealized loss position for twelve months or longer and the remaining 20 Agency CMOs have been in an unrealized loss position for less than twelve months.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not as a result of changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities. We do not intend to sell these securities before recovery of their cost basis and have not determined that it is more likely than not that we will be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2017.

Municipal bonds:  As of September 30, 2017 we had five municipal bonds with a fair value $2.8 million and gross unrealized losses of $42 thousand.  Two of the municipal bonds have been in an unrealized loss position for less than twelve months and three bonds have been in an unrealized loss position for twelve months or longer at September 30, 2017. Because we do not intend to sell the bonds and it is not more likely than not that we will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, we do not consider the bonds to be other-than-temporarily impaired at September 30, 2017.

We will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations, or credit defaults result in impairment that is other than temporary.

Note 3.Loans and Leases

At September 30, 2017 and December 31, 2016, the Company had no loans held for sale (“LHFS”).

Major classifications of LHFI are as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Commercial real estate	$256,452	$261,561
Construction and land development	78,389	83,369
Commercial and industrial	110,861	108,146
Multi-family	33,751	23,389
Residential real estate	55,643	56,899
Leases	55,270	61,838
Tax certificates	1,290	3,705
Consumer	2,909	3,102
Total loans, net of unearned income	$594,565	$602,009

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

The following tables present risk ratings for each LHFI portfolio classification at September 30, 2017 and December 31, 2016.

As of September 30, 2017
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$218,860	$36,112	$—	$—	$1,480	$256,452
Construction and land development	9,001	69,260	—	—	128	78,389
Commercial and industrial	85,022	23,792	—	1,397	650	110,861
Multi-family	23,519	10,232	—	—	—	33,751
Residential real estate	55,032	100	—	—	511	55,643
Leases	52,955	471	—	—	1,844	55,270
Tax certificates	821	—	—	—	469	1,290
Consumer	2,825	84	—	—	—	2,909
Total loans, net of unearned income	$448,035	$140,051	$—	$1,397	$5,082	$594,565

As of December 31, 2016
(In thousands)	Pass	Pass-Watch	Special Mention	Substandard	Non-accrual	Total
Commercial real estate	$221,862	$38,814	$—	$—	$885	$261,561
Construction and land development	9,643	73,582	—	—	144	83,369
Commercial and industrial	92,174	13,308	320	1,692	652	108,146
Multi-family	16,974	6,415	—	—	—	23,389
Residential real estate	56,225	104	—	—	570	56,899
Leases	59,641	348	—	—	1,849	61,838
Tax certificates	1,798	—	—	—	1,907	3,705
Consumer	2,891	211	—	—	—	3,102
Total loans, net of unearned income	$461,208	$132,782	$320	$1,692	$6,007	$602,009

The following tables present an aging analysis of past due payments for each LHFI portfolio classification at September 30, 2017 and December 31, 2016.

As of September 30, 2017	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$65	$—	$1,480	$254,907	$256,452
Construction and land development	—	—	128	78,261	78,389
Commercial and industrial	—	—	650	110,211	110,861
Multi-family	—	—	—	33,751	33,751
Residential real estate	99	—	511	55,033	55,643
Leases	255	217	1,844	52,954	55,270
Tax certificates	—	—	469	821	1,290
Consumer	216	—	—	2,693	2,909
Total loans, net of unearned income	$635	$217	$5,082	$588,631	$594,565

As of December 31, 2016	30-59 Days	60-89 Days	90+ Days*
(In thousands)	Past Due	Past Due	Past Due	Current	Total
Commercial real estate	$—	$507	$886	$260,168	$261,561
Construction and land development	—	—	144	83,225	83,369
Commercial and industrial	416	367	173	107,190	108,146
Multi-family	—	—	—	23,389	23,389
Residential real estate	978	—	355	55,566	56,899
Leases	348	104	1,577	59,809	61,838
Tax certificates	—	—	1,907	1,798	3,705
Consumer	—	—	—	3,102	3,102
Total loans, net of unearned income	$1,742	$978	$5,042	$594,247	$602,009

*    All loans categorized as “90+ Days Past Due” are non-accrual.

If interest had accrued on non-accrual loans held for investment, such income would have been approximately $109 thousand and $335 thousand for the three and nine months ended September 30, 2017 and $135 thousand and $450 thousand for the three and nine months ended September 30, 2016, respectively.

Impaired Loans

Total cash collected on all impaired loans during the nine months ended September 30, 2017 and 2016 was $1.8 million and $1.4 million, respectively, of which $1.7 million and $1.3 million was credited to the principal balance outstanding on such loans, respectively. Interest income recognized on a cash basis on impaired loans and leases was $0 for the three and nine months ended September 30, 2017 and September 30, 2016.

Troubled Debt Restructurings (“TDRs”)

The following table details our TDRs that are on an accrual status and non-accrual status at September 30, 2017 and December 31, 2016.

	As of September 30, 2017
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$15	$—	$15
Construction and land development	1	—	128	128
Commercial and industrial	2	1,396	160	1,556
Residential real estate	1	80	—	80
Total	5	$1,491	$288	$1,779

	As of December 31, 2016
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$19	$—	$19
Construction and land development	1	—	144	144
Commercial and industrial	2	1,692	173	1,865
Residential real estate	1	83	—	83
Total	5	$1,794	$317	$2,111

At September 30, 2017, there were no TDRs modified within the past 12 months for which there was a payment default. We did not classify any loan modifications as TDRs during the first three quarters of 2017 and 2016.

We may obtain physical possession of real estate collateralizing residential mortgage loans or home equity loans through or in lieu of foreclosure.  As of September 30, 2017, we have no foreclosed residential real estate properties as a result of physical possession.  In addition, as of September 30, 2017, we had residential mortgage loans with a carrying value of $214 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4.Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the LHFI portfolio disaggregated by loan portfolio classification as of September 30, 2017, December 31, 2016 and September 30, 2016.

Allowance for Loan and Lease Losses

As of and for the three months ended September 30, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,161	$2,273	$1,371	$344	$623	$2,292	$170	$28	$—	$10,262
Charge-offs	—	—	—	—	—	(322)	(15)	—	—	(337)
Recoveries	—	—	—	—	6	33	—	—	—	39
Provision (credit)	(7)	(264)	(45)	43	(5)	442	(19)	14	—	159
Ending balance	$3,154	$2,009	$1,326	$387	$624	$2,445	$136	$42	$—	$10,123
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$15	$225	$—	$—	$—	$240
Ending balance: related to loans collectively evaluated for impairment	$3,154	$2,009	$1,326	$387	$609	$2,220	$136	$42	$—	$9,883

Allowance for Loan and Lease Losses

As of and for the nine months ended September 30, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,295	$2,294	$1,346	$263	$656	$2,295	$242	$29	$—	$10,420
Charge-offs	(79)	—	—	—	(8)	(1,119)	(23)	—	—	(1,229)
Recoveries	—	351	—	—	21	47	—	—	—	419
(Credit) provision	(62)	(636)	(20)	124	(45)	1,222	(83)	13	—	513
Ending balance	$3,154	$2,009	$1,326	$387	$624	$2,445	$136	$42	$—	$10,123
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$15	$225	$—	$—	$—	$240
Ending balance: related to loans collectively evaluated for impairment	$3,154	$2,009	$1,326	$387	$609	$2,220	$136	$42	$—	$9,883

Loans Evaluated for Impairment

As of September 30, 2017

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$256,452	$78,389	$110,861	$33,751	$55,643	$55,270	$1,290	$2,909	$—	$594,565
Ending balance: individually evaluated for impairment	$1,496	$128	$1,562	$—	$591	$1,017	$469	$—	$—	$5,263
Ending balance: collectively evaluated for impairment	$254,956	$78,261	$109,299	$33,751	$55,052	$54,253	$821	$2,909	$—	$589,302

Allowance for Loan and Lease Losses and Loans Evaluated for Impairment

As of and for the year ended December 31, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(84)	—	(107)	—	(40)	(930)	(139)	—	—	(1,300)
Recoveries	201	306	174	—	35	57	14	2	—	789
(Credit) provision	(444)	314	(234)	92	75	1,419	20	—	—	1,242
Ending balance	$3,295	$2,294	$1,346	$263	$656	$2,295	$242	$29	$—	$10,420
Ending balance: related to loans individually evaluated for impairment	$3	$—	$—	$—	$17	$340	$8	$—	$—	$368
Ending balance: related to loans collectively evaluated for impairment	$3,292	$2,294	$1,346	$263	$639	$1,955	$234	$29	$—	$10,052
Loan Balances
Ending balance	$261,561	$83,369	$108,146	$23,389	$56,899	$61,838	$3,705	$3,102	$—	$602,009
Ending balance: individually evaluated for impairment	$904	$144	$2,105	$—	$653	$1,242	$1,907	$—	$—	$6,955
Ending balance: collectively evaluated for impairment	$260,657	$83,225	$106,041	$23,389	$56,246	$60,596	$1,798	$3,102	$—	$595,054

Allowance for Loan and Lease Losses

As of and for the three months ended September 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,342	$1,991	$1,365	$231	$647	$2,052	$358	$22	$—	$10,008
Charge-offs	(7)	—	—	—	—	(310)	(108)	—	—	(425)
Recoveries	17	15	32	—	4	18	6	1	—	93
(Credit) provision	(12)	160	17	36	(76)	426	29	(2)	—	578
Ending balance	$3,340	$2,166	$1,414	$267	$575	$2,186	$285	$21	$—	$10,254
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$168	$—	$—	$—	$186
Ending balance: related to loans collectively evaluated for impairment	$3,340	$2,166	$1,414	$267	$557	$2,018	$285	$21	$—	$10,068

Allowance for Loan and Lease Losses

As of and for the nine months ended September 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
(In thousands)	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
Beginning balance	$3,622	$1,674	$1,513	$171	$586	$1,749	$347	$27	$—	$9,689
Charge-offs	(84)	—	(108)	—	(40)	(757)	(139)	—	—	(1,128)
Recoveries	201	273	159	—	23	35	14	1	—	706
(Credit) provision	(399)	219	(150)	96	6	1,159	63	(7)	—	987
Ending balance	$3,340	$2,166	$1,414	$267	$575	$2,186	$285	$21	$—	$10,254
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$18	$168	$—	$—	$—	$186
Ending balance: related to loans collectively evaluated for impairment	$3,340	$2,166	$1,414	$267	$557	$2,018	$285	$21	$—	$10,068

Loans Evaluated for Impairment

As of September 30, 2016

		Construction
	Commercial	and land	Commercial	Multi-	Residential		Tax
	real estate	development	and industrial	family	real estate	Leases	certificates	Consumer	Unallocated	Total
(In thousands)
Ending balance	$253,074	$74,885	$106,254	$23,831	$49,061	$62,671	$3,803	$2,239	$—	$575,818
Ending balance: individually evaluated for impairment	$852	$144	$2,120	$—	$668	$806	$745	$—	$—	$5,335
Ending balance: collectively evaluated for impairment	$252,222	$74,741	$104,134	$23,831	$48,393	$61,865	$3,058	$2,239	$—	$570,483

The following tables detail the loans that were evaluated for impairment by loan classification at September 30, 2017 and December 31, 2016.

	At September 30, 2017
	Unpaid
	principal	Recorded	Related
(In thousands)	balance	investment	allowance
With no related allowance recorded:
Commercial real estate	$1,496	$1,496	$—
Construction and land development	531	128	—
Commercial and industrial	1,603	1,562	—
Residential real estate	130	80	—
Tax certificates	4,814	469	—
Total:	$8,574	$3,735	$—

With an allowance recorded:
Residential real estate	635	511	15
Leases	1,017	1,017	225
Total:	$1,652	$1,528	$240

	At and for the year ended December 31, 2016
	Unpaid			Average	Interest	Interest income
	principal	Recorded	Related	recorded	income	recognized
(In thousands)	balance	investment	allowance	investment	recognized	cash basis
With no related allowance recorded:
Commercial real estate	$362	$362	$—	$923	$—	$—
Construction and land development	546	144	—	145	—	—
Commercial and industrial	2,209	2,105	—	2,296	107	—
Residential real estate	133	83	—	45	4	—
Tax certificates	2,165	1,752	—	1,019	—	—
Total:	$5,415	$4,446	$—	$4,428	$111	$—

With an allowance recorded:
Commercial real estate	$936	$542	$3	$168	$—	$—
Commercial and industrial	—	—	—	17	—	—
Residential real estate	668	570	17	695	—	—
Leases	1,242	1,242	340	910	—	—
Tax certificates	4,202	155	8	26	—	—
Total:	$7,048	$2,509	$368	$1,816	$—	$—

The following tables present the average recorded investment in impaired loans and the related interest income recognized for the three and nine months ended September 30, 2017 and 2016.

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
	Average	Interest	Interest income	Average	Interest	Interest income
	recorded	income	recognized	recorded	income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$882	$—	$—	$1,126	$—	$—
Construction and land development	128	—	—	133	—	—
Commercial and industrial	1,667	26	—	1,880	76	—
Residential real estate	718	2	—	590	6	—
Leases	1,359	—	—	1,049	—	—
Tax certificates	530	—	—	1,087	—	—
Total:	$5,284	$28	$—	$5,865	$82	$—

	For the three months ended September 30, 2016			For the nine months ended September 30, 2016
	Average	Interest	Interest income	Average	Interest	Interest income
	recorded	income	recognized	recorded	income	recognized
(In thousands)	investment	recognized	cash basis	investment	recognized	cash basis
Commercial real estate	$867	$—	$—	$1,185	$—	$—
Construction and land development	144	—	—	145	—	—
Commercial and industrial	2,258	28	—	2,373	85	—
Residential real estate	670	—	—	765	—	—
Leases	993	—	—	873	—	—
Tax certificates	903	—	—	991	—	—
Total:	$5,835	$28	$—	$6,332	$85	$—

Note 5.Other Real Estate Owned

At September 30, 2017, OREO was comprised of 23 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2017 to September 30, 2017 and January 1, 2016 to December 31, 2016.

	For the nine months ended September 30, 2017
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$236	$3,300	$3,536
Net proceeds from sales	(214)	(1,916)	(2,130)
Net gains on sales	5	399	404
Transfers in	—	44	44
Cash additions	—	35	35
Impairment charge	(27)	(182)	(209)
Ending balance	$—	$1,680	$1,680

At September 30, 2017, OREO was comprised of $1.7 million in tax liens. The properties acquired through the tax lien portfolio were primarily located in New Jersey.

	For the year ended December 31, 2016
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$220	$7,215	$7,435
Net proceeds from sales	(7)	(5,458)	(5,465)
Net gain on sales	1	677	678
Transfers in	28	831	859
Cash additions	—	290	290
Impairment charge	(6)	(255)	(261)
Ending balance	$236	$3,300	$3,536

Note 6.Deposits

Our deposit composition as of September 30, 2017 and December 31, 2016 is presented below:

	September 30,	December 31,
(In thousands)	2017	2016
Non-interest bearing checking	$97,076	$97,859
Interest checking	45,453	47,835
Money Market	151,546	165,305
Savings	81,814	85,170
Certificates of deposit ($250 and over)	22,792	19,520
Certificates of deposit (less than $250)	183,074	192,368
Brokered deposits	45,311	21,489
Total deposits	$627,066	$629,546

Note 7.Borrowings and Subordinated Debentures

1.	Advances from the Federal Home Loan Bank

As of September 30, 2017, Royal Bank had $326.0 million of available borrowing capacity at the FHLB, which is based on qualifying collateral.  Total advances from the FHLB were $40.0 million at September 30, 2017 and $69.0 million at December 31, 2016.  The advances and the line of credit are collateralized by FHLB stock, government agency securities, mortgage-backed securities, and a blanket lien on certain real estate loans.  As of September 30, 2017, investment securities with a market value of $8.6 million were pledged as collateral to the FHLB for the borrowings.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of		As of
	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2017	$15,000	1.33%	$44,000	1.19%
2018	10,000	2.01%	10,000	2.01%
2021	15,000	1.40%	15,000	1.40%
Total FHLB borrowings	$40,000		$69,000

2.	Other borrowings

At September 30, 2017 and December 31, 2016, we had additional borrowings of $35.0 million from PNC which will mature on January 7, 2018.  These borrowings have a weighted average interest rate of 3.65%. The borrowings are secured by government agency securities and mortgage-backed securities.

Royal Bank has an additional $20.0 million in lines of credit with two local financial institutions, of which $0 was outstanding at September 30, 2017 and December 31, 2016, respectively.

3.	Subordinated debentures

We have outstanding $25.8 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  We issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated debt securities to Trust II.  Both debt securities bear an interest rate of 3.47% at September 30, 2017, and reset quarterly at 3-month LIBOR plus 2.15%.

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

Note 8.Derivative Instruments and Hedging Activity

In 2014, we entered into a forward-starting interest rate swap agreement to hedge the risk of variability in cash flows attributable to changes in the 3 month LIBOR rate. This particular hedging objective was to reduce the interest rate risk associated with our forecasted issuances of 3 month fixed rate debt arising from a rollover strategy of an FHLB advance, which matured in June 2016.  We have and will continue to rollover the FHLB advance through the swap expiration of June 2021. This derivative was used as part of the asset/liability management process, is linked to a specific liability and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative was designated as a cash flow hedge with the change in fair value recorded as an adjustment through other comprehensive income (loss) until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. As of September 30, 2017 an investment security with a fair value of $586 thousand was pledged as collateral to the counterparty of this transaction.

The effects of the derivative instrument on the Consolidated Financial Statements at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 were as follows:

	As of September 30, 2017
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(408)	Other liabilities	June 24, 2021
Total:	$15,000	$(408)

	As of December 31, 2016
	Notional
	Contract		Balance Sheet	Expiration
(In thousands)	Amount	Fair Value	Location	Date
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$15,000	$(494)	Other liabilities	June 24, 2021
Total:	$15,000	$(494)

For the three months ended September 30, 2017
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$37	Not Applicable	$—
Total:	$37		$—

For the nine months ended September 30, 2017
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$57	Not Applicable	$—
Total:	$57		$—

For the year ended December 31, 2016
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$40	Not Applicable	$—
Total:	$40		$—

For the three months ended September 30, 2016
	Amount of Gain	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$131	Not Applicable	$—
Total:	$131		$—

For the nine months ended September 30, 2016
	Amount of Loss	Location of Loss	Amount of Loss
	Recognized	Recognized	Recognized
	in OCI	in Income	in Income
	on Derivatives	on Derivatives	on Derivatives
(In thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives designated as hedging instruments
Interest rate swaps:
Effective June 24, 2016	$(314)	Not Applicable	$—
Total:	$(314)		$—

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

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$72,040	$74,858
Commitments to extend credit	27,817	43,344
Standby letters of credit and financial guarantees written	82	37

Legal Proceedings

From time to time, we are a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

On January 30, 2017, the Company and Bryn Mawr Bank Corporation, (“BMBC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into BMBC, with BMBC being the surviving corporation (the “Merger”).  As previously disclosed, on April 11, 2017, a Company shareholder filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against members of the Company’s board of directors, BMBC and the Company. The lawsuit, captioned Parshall v. Royal Bancshares of Pennsylvania, Inc., et al., Case No. 2:17-cv-01641-PBT, alleged class claims on behalf of all Company shareholders based on allegations of material misstatements and omissions in the proxy statement/prospectus for the Merger and violations of the Securities Exchange Act of 1934. On May 16, 2017, prior to the special meeting of the Company's shareholders held on May 24, 2017 to consider and vote on the Merger Agreement, the Company filed a Current Report on Form 8-K that included certain supplemental disclosures, which the plaintiff believed addressed and mooted his claims regarding the sufficiency of the disclosure included in the proxy statement/prospectus. Accordingly, on September 28, 2017, the parties executed and filed with the court a stipulation dismissing the action with prejudice as to the plaintiff individually with the court retaining jurisdiction solely for the purpose of adjudicating, if necessary, a fee and expense motion by plaintiff.

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

Under the rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.  Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital to 10.0%.  Management believes that as of September 30, 2017, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.  As of September 30, 2017, the Company and Royal Bank satisfied the criteria for a well-capitalized institution.

The table below sets forth Royal Bank’s capital ratios:

	At September 30, 2017
					To be well capitalized
			For capital		under prompt corrective
	Actual**		adequacy purposes		action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$86,153	13.955%	$57,106	9.250%	$61,736	10.000%
Tier 1 capital (to risk-weighted assets)	$78,334	12.689%	$44,759	7.250%	$49,389	8.000%
Tier 1 capital (to average assets, leverage)	$78,334	9.826%	$31,889	4.000%	$39,861	5.000%
Common equity Tier 1 (to risk-weighted assets)	$77,606	12.571%	$35,498	5.750%	$40,128	6.500%

*    Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

**    Tax lien revenues recognized on accrual basis in accordance with U.S. GAAP.

The table below sets forth the Company’s capital ratios:

	At September 30, 2017
					To be well capitalized
			For capital		under the Federal
	Actual		adequacy purposes		Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)	$91,246	14.761%	$57,181	9.250%	$61,817	10.00%
Tier 1 capital (to risk-weighted assets)	$78,139	12.640%	$44,817	7.250%	$37,090	6.00%
Tier 1 capital (to average assets, leverage)	$78,139	9.793%	$31,918	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	$57,789	9.348%	$35,545	5.750%	N/A	N/A

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

Net periodic defined benefit pension expense for the three and nine months ended September 30, 2017 and 2016 included the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$13	$11	$39	$35
Interest cost	137	143	413	428
Amortization of actuarial loss	50	43	150	129
Net periodic benefit cost	$200	$197	$602	$592

We plan to fund a substantial portion of the pension plan obligations through existing Company owned life insurance policies.  The cash surrender value for these policies was approximately $4.6 million and $4.7 million as of September 30, 2017 and December 31, 2016, respectively. The accumulated benefit obligation was $15.1 million and $15.2 million at September 30, 2017 and December 31, 2016, respectively.

Note 13.Earnings Per Common Share

We follow the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  We have two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the if-converted method. For the three and nine months ended September 30, 2017 and 2016, 39,300 and 68,139 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as the exercise price exceeded average market price in each of those periods.  Additionally, warrants to purchase 1,368,040 shares of Class A common stock were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	For the three months ended September 30, 2017
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$2,275	30,144	$0.08

Diluted EPS
Income available to common shareholders	$2,275	30,246	$0.08

	For the three months ended September 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$1,688	30,086	$0.06

Diluted EPS
Income available to common shareholders	$1,688	30,158	$0.06

	For the nine months ended September 30, 2017
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$7,094	30,133	$0.24

Diluted EPS
Income available to common shareholders	$7,094	30,234	$0.23

	For the nine months ended September 30, 2016
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$5,239	30,077	$0.17

Diluted EPS
Income available to common shareholders	$5,239	30,157	$0.17

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

	For the nine months ended September 30, 2017
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$1,583	$537	$1,046
Less reclassification adjustment for gains
realized in net income	308	105	203
Unrealized gains on investment securities	1,275	432	843
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	39	—	39
Unrecognized benefit obligation	39	—	39
Unrealized gain on derivative instrument	86	29	57
Other comprehensive income, net	$1,400	$461	$939

	For the nine months ended September 30, 2016
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$3,776	$1,434	$2,342
Less adjustment for impaired investments	(181)	(62)	(119)
Less reclassification adjustment for gains
realized in net income	1,382	470	912
Unrealized gains on investment securities	2,575	1,026	1,549
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	(232)	—	(232)
Unrecognized benefit obligation	(232)	—	(232)
Unrealized loss on derivative instrument	(475)	(161)	(314)
Other comprehensive income, net	$1,868	$865	$1,003

The other components of accumulated other comprehensive loss included in shareholders’ equity at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Unrecognized benefit obligation	$(4,099)	$(4,138)
Unrealized gain (loss) on AFS investments	88	(755)
Unrealized loss on derivative instrument	(269)	(326)
Accumulated other comprehensive loss	$(4,280)	$(5,219)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  We did not have transfers of financial instruments within the fair value hierarchy during the three and nine months ended September 30, 2017 and 2016.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2017	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$2,150	$—	$2,150
Mortgage-backed securities-residential	—	15,850	—	15,850
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	126,522	—	126,522
Corporate bonds	—	1,713	—	1,713
Municipal bonds	—	7,541	—	7,541
Other securities	—	—	1,706	1,706
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$153,776	$1,706	$155,508
Liabilities:
Derivative instruments
Interest rate swaps	$—	$408	$—	$408

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment securities available for sale
U.S. government agencies	$—	$966	$—	$966
Mortgage-backed securities-residential	—	7,038	—	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	145,559	—	145,559
Non-agency	—	4,035	—	4,035
Corporate bonds	—	1,701	—	1,701
Municipal bonds	—	8,708	—	8,708
Other securities	—	—	1,821	1,821
Common stocks	26	—	—	26
Total investment securities available for sale	$26	$168,007	$1,821	$169,854
Liabilities:
Derivative instruments
Interest rate swaps	$—	$494	$—	$494

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	Other securities
Investment Securities Available for Sale	2017	2016
Beginning balance July 1,	$1,706	$1,877
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	32	10
Included in other comprehensive income	—	—
Purchases	—	—
Sales and calls	(32)	(54)
Transfers in and/or out of Level 3	—	—
Ending balance September 30,	$1,706	$1,833

(In thousands)	Other securities
Investment Securities Available for Sale	2017	2016
Beginning balance January 1,	$1,821	$2,495
Total gains/(losses) - (realized/unrealized):
Included in earnings-net gains on sale and OTTI	224	945
Included in other comprehensive income	—	(445)
Purchases	—	104
Sales and calls	(339)	(1,266)
Transfers in and/or out of Level 3	—	—
Ending balance September 30,	$1,706	$1,833

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of September 30, 2017	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$1,760	$1,760
Other real estate owned	—	—	864	864

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
As of December 31, 2016	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$—	$—	$6,102	$6,102
Other real estate owned	—	—	1,471	1,471

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2017 and December 31, 2016:

	Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2017		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$1,760	Appraisal of	Appraisal adjustments	0.0%	-	-22.0%	(-16.2%)
		collateral (1)	Liquidation expenses	0.0%	-	-8.2%	(-1.8%)

Other real estate owned	864	Appraisal of	Appraisal adjustments	0.0%	-	-43.8%	(-25.0%)
		collateral (1)	Liquidation expenses			-5.0%	(-5.0%)

	Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2016		Valuation		Range
(In thousands)	Fair Value	Techniques	Unobservable Input	(Weighted Average)
Impaired loans and leases	$6,102	Appraisal of	Appraisal adjustments	0.0%	-	-27.4%	(-12.3%)
		collateral (1)	Liquidation expenses	0.0%	-	-12.8%	(-5.2%)

Other real estate owned	1,471	Appraisal of	Appraisal adjustments	0.0%	-	-61.5%	(-32.5%)
		collateral (1)	Liquidation expenses	0.0%	-	-5.6%	(-5.6%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

The following methods and assumptions were used to estimate the fair values of our financial instruments at September 30, 2017 and December 31, 2016. The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

The tables below indicate the fair value of our financial instruments at September 30, 2017 and December 31, 2016.

			Fair Value Measurements
			At September 30, 2017
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,108	$25,108	$25,108	$—	$—
Investment securities available for sale	155,508	155,508	26	153,776	1,706
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	2,036	2,036	—	—	2,036
Loans, net	584,442	574,105	—	—	574,105
Accrued interest receivable	2,975	2,975	—	2,975	—
Financial Liabilities:
Demand deposits	97,076	97,076	—	97,076	—
NOW and money markets	196,999	196,999	—	196,999	—
Savings	81,814	81,814	—	81,814	—
Certificates of deposit and brokered funds	251,177	251,078	—	251,078	—
Short-term borrowings	15,000	15,000	15,000	—	—
Long-term borrowings	60,000	60,066	—	60,066	—
Subordinated debt	25,774	25,836	—	25,836	—
Accrued interest payable	2,378	2,378	—	2,378	—
Derivative Instruments (Liability):
Interest rate swaps	408	408	—	408	—

			Fair Value Measurements
			At December 31, 2016
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$21,230	$21,230	$21,230	$—	$—
Investment securities available for sale	169,854	169,854	26	168,007	1,821
Other investment	2,250	2,250	—	—	2,250
Federal Home Loan Bank stock	3,216	3,216	—	—	3,216
Loans, net	591,589	578,732	—	—	578,732
Accrued interest receivable	3,968	3,968	—	3,968	—
Financial Liabilities:
Demand deposits	97,859	97,859	—	97,859	—
NOW and money markets	213,140	213,140	—	213,140	—
Savings	85,170	85,170	—	85,170	—
Certificates of deposit and brokered funds	233,377	233,288	—	233,288	—
Short-term borrowings	19,000	19,000	19,000	—	—
Long-term borrowings	85,000	84,617	—	84,617	—
Subordinated debt	25,774	26,538	—	26,538	—
Accrued interest payable	711	711	—	711	—
Derivative Instruments (Liability):
Interest rate swaps	494	494	—	494	—

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

Tax liens

At September 30, 2017, Royal Bank’s tax liens segment includes its 80% and 100% ownership interest in CSC and RTL, respectively. Our tax liens segment consisted of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.  The tax liens segment earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties. CSC is liquidating its assets under an orderly, long term plan.  RTL ceased acquiring tax certificates at public auctions in 2010.

The following tables present selected financial information for reportable business segments for the three and nine months ended September 30, 2017 and 2016.

	For the three months ended September 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$805,897	$3,937	$809,834
Total deposits	$627,066	$—	$627,066

Interest income	$8,972	$20	$8,992
Interest expense	1,938	7	1,945
Net interest income	$7,034	$13	$7,047
Provision (credit) for loan and lease losses	178	(19)	159
Total non-interest income	423	8	431
Total non-interest expense	4,717	149	4,866
Income tax expense	80	—	80
Net income (loss)	$2,482	$(109)	$2,373
Noncontrolling interest	$98	$—	$98
Net income (loss) attributable to Royal Bancshares	$2,384	$(109)	$2,275

	For the three months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$8,417	$43	$8,460
Interest expense	1,752	150	1,902
Net interest income (expense)	$6,665	$(107)	$6,558
Provision for loan and lease losses	549	29	578
Total non-interest income	1,177	12	1,189
Total non-interest expense	4,842	159	5,001
Income tax expense	25	—	25
Net income (loss)	$2,426	$(283)	$2,143
Noncontrolling interest	$125	$(12)	$113
Net income (loss) attributable to Royal Bancshares	$2,301	$(271)	$2,030

	For the nine months ended September 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$805,897	$3,937	$809,834
Total deposits	$627,066	$—	$627,066

Interest income	$26,852	$560	$27,412
Interest expense	5,744	104	5,848
Net interest income	$21,108	$456	$21,564
Provision (credit) for loan and lease losses	596	(83)	513
Total non-interest income (loss)	2,072	(187)	1,885
Total non-interest expense	15,191	221	15,412
Income tax expense	132	—	132
Net income	$7,261	$131	$7,392
Noncontrolling interest	$222	$76	$298
Net income attributable to Royal Bancshares	$7,039	$55	$7,094

	For the nine months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$24,663	$192	$24,855
Interest expense	4,932	457	5,389
Net interest income (expense)	$19,731	$(265)	$19,466
Provision for loan and lease losses	924	63	987
Total non-interest income	3,422	47	3,469
Total non-interest expense	14,455	813	15,268
Income tax benefit	85	—	85
Net income (loss)	$7,689	$(1,094)	$6,595
Noncontrolling interest	$394	$(52)	$342
Net income (loss) attributable to Royal Bancshares	$7,295	$(1,042)	$6,253

Interest income earned by the community banking segment related to the tax liens segment was approximately $7 thousand and $150 thousand for the three month periods ended September 30, 2017 and 2016, respectively and approximately $104 thousand and $457 thousand for the nine month periods ended September 30, 2017 and 2016, respectively.

Note 17.Federal Home Loan Bank Stock

As a member of the FHLB, we are required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. At September 30, 2017 and December 31, 2016, FHLB stock totaled $2.0 million and $3.2 million, respectively.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. We evaluate impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of our FHLB stock as of September 30, 2017.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and nine months ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K for the year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”, “We”, “Our”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates”, “could”, “intend”, “may”, “plan” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; changes in generally accepted accounting principles; new service and product offerings by competitors and price pressures and similar items.

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

Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings. Refer to the “Net Interest Income and Net Interest Margin” sections below for additional information on interest yield and cost. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, commercial and industrial loans, construction loans for commercial real estate projects and residential home development, land development loans, and leases. We are liquidating our tax lien portfolio. At September 30, 2017, commercial real estate and multi-family loans, commercial and industrial loans, construction and land development loans, and leases comprised 49%, 19%, 13%, and 9%, respectively, of the total loan portfolio. Construction loans and land development loans can have more risk associated with them, especially during the construction phase of the project, and require specific monitoring.   Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and benefits, occupancy expenses and other operating expenses.

On January 30, 2017, the Company and Bryn Mawr Bank Corporation (“Bryn Mawr”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bryn Mawr, with Bryn Mawr as the surviving corporation (the “Merger”).  Immediately following the Merger, Royal Bank will merge with the Bryn Mawr Trust Company, the wholly owned subsidiary of Bryn Mawr.  Upon completion of the Merger, holders of Class A common stock of the Company will receive 0.1025 shares of Bryn Mawr common stock, par value of $1.00 per share (the “Bryn Mawr common stock”) for each share of Class A common stock they hold, and holders of Class B common stock of the Company will receive 0.1179 shares of Bryn Mawr common stock for each share of Class B common stock they hold. On May 24, 2017 the Company’s shareholders approved the Merger Agreement at a special meeting of the Company’s shareholders. At this time, the Merger has been approved by the Pennsylvania Department of Banking and Securities, one of two required bank regulatory agencies. The Merger, which is subject to a number of other closing conditions including receipt of required regulatory approvals, is expected to be completed in the fourth quarter of 2017.

Consolidated Net Income

Net income attributable to the Company was $2.3 million, or $0.08 per diluted share, for the three months ended September 30, 2017 compared to net income of $2.0 million, or $0.06 per diluted share, for the three months September 30, 2016. For the nine months ended September 30, 2017, net income attributable to the Company was $7.1 million, or $0.23 per diluted share compared to net income of $6.3 million, or $0.17 per diluted share for the same period in 2016.  Factors that positively contributed to the net income results for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 were:

•	Net interest income increased $489 thousand, or 7.5%.

•	The required provision for loan and leases losses declined $419 thousand.

•	Employee salaries and benefits decreased $276 thousand, or 10.2%, compared to the same period in 2016.

•	Professional and legal fees decreased $208 thousand, or 50.1%, compared to the same period in 2016.

•	Net OREO expenses decreased $171 thousand, or 66.8%, compared to the same period in 2016.

Partially offsetting these positive items was a decrease of $248 thousand in net gains on the sales of AFS investment securities, merger related expenses in the current period of $254 thousand, a decrease of $144 thousand in service charges and fees, a decrease of $273 thousand in income related to a beneficiary payment from a bank owned life insurance (“BOLI”) policy recorded in other non-interest income in 2016 and a reversal of a $200 thousand contingency accrual related to a former OREO property also recorded in 2016.

Factors that positively contributed to the net income results for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 were:

•	Net interest income increased $2.1 million, or 10.8%.

•	The required provision for loan and leases losses declined $474 thousand.

•	Net OREO expenses decreased $466 thousand.

•	There was no other-than-temporary impairment on AFS investment securities in 2017 compared to $181 thousand in 2016.

Partially offsetting these positive items was a decrease of $1.1 million in net gains on the sales of AFS investment securities, merger related expenses in the current period of $659 thousand, a decrease of $319 thousand in income from company owned life insurance, a decrease of $273 thousand in income related to a beneficiary payment from a BOLI policy recorded in other non-interest income in 2016 and a reversal of a $200 thousand contingency accrual related to a former OREO property also recorded in 2016.

Interest Income

Total interest income of $9.0 million for the third quarter of 2017 increased $532 thousand, or 6.3%, from the comparable quarter of 2016. The growth in interest income was primarily related to a shift in the mix of interest-earning assets from lower yielding investments into higher yielding loans.  Average interest-earning assets amounted to $763.2 million for the third quarter of 2017 compared to $762.2 million for the third quarter of 2016. Average loan and lease balances grew $40.1 million, or 7.1%, from $561.9 million for the third quarter of 2016 to $602.0 million for the third quarter of 2017.  Average investment securities declined $44.4 million, or 23.6%, to $143.8 million for the third quarter of 2017 from $188.2 million for the comparable quarter of 2016. Average interest-earning deposits increased from $12.1 million for the third quarter of 2016 to $17.4 million for the third quarter of 2017.  Quarter over quarter, interest income on loans and leases increased $762 thousand, or 10.4%. Interest income on interest-earning deposits increased $42 thousand.  Interest income on investment securities decreased $272 thousand, or 24.7%.

Total interest income of $27.4 million for the nine months ended September 30, 2017 increased $2.6 million, or 10.3%, from the comparable period in 2016. The growth in interest income was related to a $25.4 million increase in average interest-earning assets coupled with a shift in the mix of interest-earning assets.  Average interest-earning assets amounted to $779.2 million for the nine months ended September 30, 2017 compared to $753.8 million for the same period in 2016. Average loan and lease balances grew $72.0 million, or 13.4%, from $537.7 million for the first nine months of 2016 to $609.7 million for the first nine months of 2017.  Average investment securities declined $42.6 million, or 21.0%, to $160.3 million for the first nine months of 2017 from $202.9 million for the comparable period of 2016. Year over year, interest income on loans and leases increased $3.3 million, or 15.8%. The 2017 year-to-date interest income includes $392 thousand from the pay-off of a non-accruing tax certificate that occurred in the second quarter of 2017. Interest income on investment securities decreased $830 thousand, or 22.8%.  Interest income on interest earning deposits was $90 thousand and $48 thousand for the nine months ended September 30, 2017 and 2016, respectively.

For the third quarter of 2017, the yield on average interest-earning assets of 4.67% amounted to an increase of 25 basis points from the yield of 4.42% for the prior year’s third quarter. The average yield on loans increased by 14 basis points to 5.34% in 2017 versus 5.20% in 2016. The average yield on investments declined four basis points quarter over quarter (2.28% in 2017 versus 2.32% in 2016).  The average yield on interest-earning deposits increased 81 basis points from 0.49% for the third quarter of 2016 to 1.30% for the third quarter of 2017 and was directly impacted by the increase in the Fed Funds rate.

For the nine months ended September 30, 2017, the yield on average interest-earning assets of 4.70% amounted to an increase of 30 basis points from the yield of 4.40% for the nine months ended September 30, 2016. The average yield on loans increased by 12 basis points to 5.38% in 2017 versus 5.26% in 2016. The average yield on investments declined six basis points year over year (2.34% in 2017 versus 2.40% in 2016).  The average yield on interest-earning deposits increased 83 basis points from 0.48% for the nine months ended September 30, 2016 to 1.31% for the nine months ended September 30, 2017 and was directly impacted by the increase in the Fed Funds rate.

Interest Expense

Total interest expense of $1.9 million in the third quarter of 2017 increased $43 thousand, or 2.3%, from the comparable quarter of 2016. The increase in interest expense was associated with an increase in interest expense on average interest-bearing deposit accounts and average borrowings.  For the third quarter of 2017, average interest-bearing liabilities of $627.3 million increased $2.2 million, or 0.3%, from $625.1 million for the comparable period in 2016. For the quarter ended September 30, 2017, average interest bearing deposits increased $23.7 million, or 4.7%, to $526.4 million, while average borrowings were reduced by $21.5 million, or 17.6%, to $100.9 million. Average savings accounts and average certificates of deposit (“CDs”) grew $4.2 million and $36.0 million to $84.0 million and $244.9 million, respectively, quarter over quarter. Average interest checking and money market accounts declined $16.5 million, or 7.7%, to $197.5 million for the third quarter of 2017.  Included in the average interest checking and money market balance for the third quarter of 2016 was $25.0 million from a brokered checking deposit arrangement with another financial institution.  This arrangement was terminated in the third quarter of 2016 and was replaced during the past 13 months with brokered CDs through Promontory Interfinancial Network’s CDARS program.  For the third quarter of 2017, the interest paid on the average interest-bearing deposits increased $101 thousand, or 9.3%.

The interest paid on average borrowings decreased $58 thousand, or 7.1% from the comparable quarter of 2016. We have one interest rate swap that was tied to a rollover strategy of an FHLB advance that matured on June 24, 2016. We have and will continue to rollover the FHLB advance every three months through the swap expiration of June 2021. The interest expense associated with the swap was $50 thousand for the third quarter of 2017.

Total interest expense of $5.8 million for the first nine months of 2017 increased $459 thousand, or 8.5%, from the comparable period in 2016. The increase in interest expense was associated with an increase in interest expense on average interest-bearing deposit accounts and average borrowings.  For the first nine months of 2017, average interest-bearing liabilities of $651.8 million increased $30.9 million, or 5.0%, from $620.9 million for the comparable period in 2016. For the nine months ended September 30, 2017, average interest bearing deposits increased $31.7 million, or 6.3%, to $534.3 million, while average borrowings decreased by $792 thousand, or 0.7%, to $117.5 million. Average savings accounts and average certificates of deposit (“CDs”) grew $13.3 million and $33.5 million to $84.9 million and $241.7 million, respectively, year over year. Average interest checking and money market accounts declined $15.1 million, or 6.8%, to $207.7 million for the first nine months of 2017.  Included in the average interest checking and money market balance for the third quarter of 2016 was $25.0 million from a brokered checking deposit arrangement with another financial institution.  This arrangement was terminated in the third quarter of 2016 and was replaced during the past 13 months with brokered CDs through Promontory Interfinancial Network’s CDARS program.  For the first nine months of 2017, the interest paid on the average interest-bearing deposits increased $280 thousand, or 8.8%.

The interest paid on average borrowings increased $179 thousand, or 8.2% from the comparable nine month period in 2016. We have one interest rate swap that was tied to a rollover strategy of an FHLB advance that matured on June 24, 2016. We have and will continue to rollover the FHLB advance every three months through the swap expiration of June 2021. The interest expense associated with the swap was $165 thousand for the first nine months of 2017.

The average interest rate paid on average total interest-bearing liabilities during the third quarters of 2017 and 2016 amounted to 1.23% and 1.21%, respectively. During the third quarters of 2017 and 2016 the average interest rate paid on average interest-bearing deposits was 0.89% and 0.86% respectively.  Despite the increase in average balances for CDs quarter versus quarter, the average rate paid on this deposit classification decreased 17 basis points (1.27% in 2017 versus 1.44% in 2016).  Additionally, the average rates paid on savings accounts decreased 11 basis points (0.60% in 2017 versus 0.71% in 2016).  While the recent rate increases by the Federal Reserve present pricing challenges, we have been able to mitigate this through our varied product offerings and our customer service.  The average interest rate paid for borrowings during the third quarter of 2017 was 2.98%, which amounted to an increase of 33 basis points from the average rate paid of 2.65% during the third quarter of 2016.  Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2016, March 2017 and June 2017.

The average interest rate paid on average total interest-bearing liabilities during the first nine months of 2017 and 2016 amounted to 1.20% and 1.16%, respectively. During the first nine months of 2017 and 2016 the average interest rate paid on average interest-bearing deposits was 0.87% and 0.85% respectively.  The average rate paid on CD’s decreased 14 basis points (1.28% in 2017 versus 1.42% in 2016).  Additionally, the average rates paid on savings accounts decreased 10 basis points (0.60% in 2017 versus 0.70% in 2016).  The average interest rate paid for borrowings during the first nine months of 2017 was 2.70%, which amounted to an increase of 22 basis points from the average rate paid of 2.48% during the first nine months of 2016.  Short-term borrowing rates and the subordinated debt rate were directly impacted by the Federal Reserve Bank’s rate increase in December 2016, March 2017 and June 2017.

Net Interest Income and Margin

Net interest income for the quarter ended September 30, 2017 amounted to $7.0 million, resulting in an increase of $489 thousand, or 7.5%, from the comparable quarter of 2016. The growth in net interest income was impacted by the shift in the mix of average interest-earning assets and was partially offset by the increase in the average rate paid on average interest-bearing deposits and average borrowings. Quarter over quarter, average loans and leases outstanding increased $40.1 million, or 7.1%, while average investments declined $44.4 million, or 23.6%.  The average rate paid on average borrowings grew 33 basis points while the corresponding average balances were reduced by $21.5 million.

Net interest income for the nine months ended September 30, 2017 amounted to $21.6 million, resulting in an increase of $2.1 million, or 10.8%, from the comparable period of 2016. The growth in net interest income was impacted by the growth in average interest-earning assets and was partially offset by the increase in the average rate paid on average borrowings. Year over year, average loans and leases outstanding increased $72.0 million, or 13.4%, while average investments declined $42.5 million, or 21.0%.  The average rate paid on average borrowings grew 22 basis points while the corresponding balances were decreased by $792 thousand.

The net interest margin for the third quarter of 2017 was 3.66%, which increased 24 basis points from 3.42% for the comparable quarter of 2016. The average yield on interest-earning assets for the third quarter of 2017 was 4.67% compared to 4.42% for the same period in 2016.  The average rate paid on interest checking and money market accounts increased 22 basis points while the average rates paid on average savings accounts and CDs went down by 11 and 17 basis points, respectively.  The average borrowing rate paid, which increased 33 basis points, was negatively impacted by the increase in short-term interest rates.

The net interest margin for the nine months ended September 30, 2017 was 3.70%, which increased 25 basis points from 3.45% for the comparable period of 2016. The average yield on interest-earning assets for the nine months ended September 30, 2017 was 4.70% compared to 4.40% for the same period in 2016.  The average rate paid on interest checking and money market accounts increased 14 basis points while the average rates paid on average savings accounts and CDs went down by 10 and 14 basis points, respectively.  The average borrowing rate paid, which increased 22 basis points, was negatively impacted by the increase in short-term interest rates.

The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated.  The loans outstanding include non-accruing loans.  The yields are presented on an annualized basis.

	For the three months ended			For the three months ended
	September 30, 2017			September 30, 2016
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning deposits	$17,446	$57	1.30%	$12,107	$15	0.49%
Investment securities	143,825	827	2.28%	188,194	1,099	2.32%
Loans and leases	601,966	8,108	5.34%	561,904	7,346	5.20%
Total interest earning assets	763,237	8,992	4.67%	762,205	8,460	4.42%
Non-earning assets	41,067			49,734
Total average assets	$804,304			$811,939
Interest-bearing deposits
Interest checking and money markets	$197,465	$277	0.56%	$213,926	$185	0.34%
Savings	84,004	127	0.60%	79,851	143	0.71%
Certificates of deposit	244,893	783	1.27%	208,902	758	1.44%
Total interest bearing deposits	526,362	1,187	0.89%	502,679	1,086	0.86%
Borrowings	100,904	758	2.98%	122,432	816	2.65%
Total interest bearing liabilities	627,266	1,945	1.23%	625,111	1,902	1.21%
Non-interest bearing deposits	96,648			89,749
Other liabilities	21,411			25,171
Shareholders' equity	58,979			71,908
Total average liabilities and equity	$804,304			$811,939
Net interest income		$7,047			$6,558
Net interest margin			3.66%			3.42%

	For the nine months ended			For the nine months ended
	September 30, 2017			September 30, 2016
(In thousands, except percentages)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning deposits	$9,169	$90	1.31%	$13,246	$48	0.48%
Investment securities	160,347	2,809	2.34%	202,856	3,639	2.40%
Loans and leases	609,655	24,513	5.38%	537,656	21,168	5.26%
Total interest earning assets	779,171	27,412	4.70%	753,758	24,855	4.40%
Non-earning assets	43,741			48,730
Total average assets	$822,912			$802,488
Interest-bearing deposits
Interest checking and money markets	$207,671	$775	0.50%	$222,761	$595	0.36%
Savings	84,852	382	0.60%	71,537	377	0.70%
Certificates of deposit	241,749	2,316	1.28%	208,256	2,221	1.42%
Total interest bearing deposits	534,272	3,473	0.87%	502,554	3,193	0.85%
Borrowings	117,529	2,375	2.70%	118,321	2,196	2.48%
Total interest bearing liabilities	651,801	5,848	1.20%	620,875	5,389	1.16%
Non-interest bearing deposits	92,091			86,189
Other liabilities	22,921			23,339
Shareholders' equity	56,099			72,085
Total average liabilities and equity	$822,912			$802,488
Net interest income		$21,564			$19,466
Net interest margin			3.70%			3.45%

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and nine months ended September 30, 2017, as compared to the respective period in 2016, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-earning deposits	$18	$24	$42	$(40)	$82	$42
Total short term earning assets	18	24	42	(40)	82	42
Investment securities	(253)	(19)	(272)	(739)	(91)	(830)
Loans and leases
Commercial demand loans	335	217	552	1,686	484	2,170
Commercial mortgages	234	55	289	1,160	(165)	995
Residential and home equity loans	62	10	72	192	(40)	152
Leases receivables	(206)	55	(151)	(530)	169	(361)
Tax certificates	(17)	(6)	(23)	(91)	459	368
Consumer loans	5	(1)	4	15	(4)	11
Loan fees	19	—	19	10	—	10
Total loans and leases	432	330	762	2,442	903	3,345
Total increase in interest income	$197	$335	$532	$1,663	$894	$2,557
Interest expense
Deposits
NOW and money market	$(15)	$107	$92	$(43)	$223	$180
Savings	7	(23)	(16)	64	(59)	5
Certificates of deposit	121	(96)	25	334	(239)	95
Total deposits	113	(12)	101	355	(75)	280
Borrowings
Borrowings	(149)	53	(96)	(15)	95	80
Subordinated debentures	—	38	38	—	99	99
Total borrowings	(149)	91	(58)	(15)	194	179
Total increase in interest expense	$(36)	$79	$43	$340	$119	$459
Total increase in net interest income	$233	$256	$489	$1,323	$775	$2,098

Provision for Loan and Lease Losses

We recorded a provision for loan and lease losses of $159 thousand and $578 thousand for the three months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and September 30, 2016 we recorded a provision of $513 thousand and $987 thousand, respectively.  The provision for the three and nine months ended September 30, 2017 was primarily driven by activity in the lease portfolio. Net charge-offs for the leasing portfolio were $289 thousand and $1.1 million for the three months and nine months ended September 30, 2017, respectively, compared to $292 thousand and $722 thousand for the corresponding periods in 2016.

Non-interest Income

Non-interest income for the third quarter of 2017 was $431 thousand and decreased $758 thousand from $1.2 million for the comparable quarter of 2016.  Net gains on the sale of investment securities decreased $248 thousand from $280 thousand for the three months ended September 30, 2016 to $32 thousand for the three months ended September 30, 2017.  Other non-interest income decreased $265 thousand for the three months ended September 30, 2017 primarily due to a decrease of $273 thousand in income related to a beneficiary payment from a BOLI policy recorded in other non-interest income in 2016.  Service charges and fees decreased $144 thousand, primarily related to the leasing subsidiary and income from company owned life insurance decreased $73 thousand.

Non-interest income for the nine months ended September 30, 2017 was $1.9 million and decreased $1.6 million from $3.5 million for the comparable period in 2016.  Net gains on the sale of investment securities decreased $1.1 million from $1.4 million for the nine months ended September 30, 2016 to $308 thousand for the nine months ended September 30, 2017. Income from Company owned life insurance declined $319 thousand year over year. Other non-interest income decreased $326 thousand for the nine months ended September 30, 2017 primarily due to a decrease of $273 thousand in income related to a beneficiary payment from a BOLI policy recorded in other non-interest income in 2016.  Partially offsetting these decreases was an improvement of $181 thousand in impairments on AFS investment securities ($0 in 2017 versus $181 thousand in 2016).

Non-interest Expense

Non-interest expense was $4.9 million for the third quarter of 2017 compared to $5.0 million for the third quarter of 2016. The $135 thousand decrease in expenses quarter over quarter was driven by a reduction in employee salaries and benefits of $276 thousand, professional and legal fees of $208 thousand and net OREO expenses of $171 thousand.  Partially mitigating these improvements were increases of $254 thousand in merger expenses ($0 in 2016 compared to $254 in 2017) and $200 thousand in loss contingency as the Company reversed a contingency accrual in 2016 for a previously owned OREO property.

Non-interest expense was $15.4 million for the nine months ended September 30, 2017 compared to $15.3 million for the comparable period in 2016.  The $144 thousand increase in expenses was primarily driven by an increase in merger related expenses of $659 thousand ($0 in 2016 compared to $659 thousand in 2017) and $200 thousand in loss contingency as the Company reversed a contingency accrual in 2016 for a previously owned OREO property.  Pennsylvania shares tax expense and FDIC and state assessments increased $101 thousand and $111 thousand, respectively, year over year.  Occupancy and equipment expenses increased $119 thousand year over year. Credit for credit losses on off-balance sheet credit exposures decreased $139 thousand (credit of $236 thousand in 2016 versus a credit of $97 thousand in 2017) and directors’ fees increased $101 thousand year over year.  Partially offsetting these increases was a decrease of $466 thousand in net OREO expenses, a reduction in professional and legal fees of $278 thousand and a reduction in salaries and benefit expenses of $249 thousand.  Included in net OREO expenses was an increase of $397 thousand in net gains on the sales of OREO year over year.

Income Tax Expense

The Company is subject to both a federal income and alternative minimum tax (“AMT”).  For the three and nine months ended September 30, 2017, we recorded tax provisions of $80 thousand and $132 thousand, respectively compared to $25 thousand and $85 thousand, respectively for the three and nine months ended September 30, 2016. The AMT limits the utilization of net operating loss carryforwards to 90% while federal income tax allows for 100% utilization of the net operating loss carryforwards. Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three and nine months ended September 30, 2017 was 3.3% and 1.8% respectively. The effective income tax rates differ from the statutory rate of 34% primarily due to the utilization of net operating loss carryforwards, non-taxable income related to cash surrender life insurance, state and local income taxes and non-taxable income.

As of September 30, 2017, we had net deferred tax assets totaling $7.4 million. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If the Company cannot, a valuation allowance is established. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax book income, taxable income and tax planning strategies that would, if necessary, be implemented. Based on the analysis of the DTA at December 31, 2016, management concluded that it is more likely than not that a portion of the net DTA will be realized by the Company.  As a result of this conclusion, in 2016 we released $1.9 million of our valuation allowance previously recorded on the net DTAs and credited income tax expense. As of September 30, 2017, the valuation allowance totaled $20.6 million, which represents a decrease of $6.0 million from December 31, 2016, of which none of this valuation allowance change resulted in an adjustment to income tax benefit. The valuation allowance was adjusted as a result of adjusting the gross temporary differences, state net operating losses and AMT credits as a result of filing tax returns. We currently maintain a valuation allowance for certain state net operating losses and other deferred tax assets that may not be realized. We expect to realize the remaining net deferred tax assets over the allowable carry back and/or carry forward periods. However, if an unanticipated event occurs that materially changes pre-tax book income and taxable income in future periods, an increase or decrease in the valuation allowance may become necessary and such change in the valuation allowance could be material to the Company’s financial statements.

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

	For the three months ended September 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$805,897	$3,937	$809,834
Total deposits	$627,066	$—	$627,066

Interest income	$8,972	$20	$8,992
Interest expense	1,938	7	1,945
Net interest income	$7,034	$13	$7,047
Provision (credit) for loan and lease losses	178	(19)	159
Total non-interest income	423	8	431
Total non-interest expense	4,717	149	4,866
Income tax expense	80	—	80
Net income (loss)	$2,482	$(109)	$2,373
Noncontrolling interest	$98	$—	$98
Net income (loss) attributable to Royal Bancshares	$2,384	$(109)	$2,275

	For the three months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$8,417	$43	$8,460
Interest expense	1,752	150	1,902
Net interest income (expense)	$6,665	$(107)	$6,558
Provision for loan and lease losses	549	29	578
Total non-interest income	1,177	12	1,189
Total non-interest expense	4,842	159	5,001
Income tax expense	25	—	25
Net income (loss)	$2,426	$(283)	$2,143
Noncontrolling interest	$125	$(12)	$113
Net income (loss) attributable to Royal Bancshares	$2,301	$(271)	$2,030

	For the nine months ended September 30, 2017
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$805,897	$3,937	$809,834
Total deposits	$627,066	$—	$627,066

Interest income	$26,852	$560	$27,412
Interest expense	5,744	104	5,848
Net interest income	$21,108	$456	$21,564
Provision (credit) for loan and lease losses	596	(83)	513
Total non-interest income (loss)	2,072	(187)	1,885
Total non-interest expense	15,191	221	15,412
Income tax expense	132	—	132
Net income	$7,261	$131	$7,392
Noncontrolling interest	$222	$76	$298
Net income attributable to Royal Bancshares	$7,039	$55	$7,094

	For the nine months ended September 30, 2016
	Community
(In thousands)	Banking	Tax Liens	Consolidated
Total assets	$798,996	$12,372	$811,368
Total deposits	$592,239	$—	$592,239

Interest income	$24,663	$192	$24,855
Interest expense	4,932	457	5,389
Net interest income (expense)	$19,731	$(265)	$19,466
Provision for loan and lease losses	924	63	987
Total non-interest income	3,422	47	3,469
Total non-interest expense	14,455	813	15,268
Income tax benefit	85	—	85
Net income (loss)	$7,689	$(1,094)	$6,595
Noncontrolling interest	$394	$(52)	$342
Net income (loss) attributable to Royal Bancshares	$7,295	$(1,042)	$6,253

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

Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and central and southern New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from two loan production offices and twelve retail branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Camden County, New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. Royal Bank has loans in 18 states and Washington, DC via loan originations with service area borrowers and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees: Royal Bank employed approximately 93 people on a full-time equivalent basis as of September 30, 2017.

Deposits: At September 30, 2017, total deposits of Royal Bank were distributed among demand deposits (16%), money market, savings and NOW accounts (44%) and time deposits (40%). At September 30, 2017, deposits of $628.6 million decreased $3.3 million from $631.9 million at year end 2016. Included in Royal Bank’s deposits are approximately $1.5 million of intercompany deposits that are eliminated through consolidation.

Lending: At September 30, 2017, Royal Bank, including its subsidiaries, had a total net loan and lease portfolio of $594.6 million, representing 74% of total assets. The loan portfolio is categorized into commercial and industrial, commercial real estate mortgages, residential mortgages (including home equity lines of credit), construction and development, tax certificates, leases and consumer loans.  At September 30, 2017, net loans and leases decreased by $7.4 million, or 1.2%, from year end 2016.

Business results: Total assets of Royal Bank were $805.2 million at September 30, 2017 compared to $828.1 million at year end 2016.  Royal Bank recorded net income of $2.6 million for the three months ended September 30, 2017 compared to $2.1 million for the three months ended September 30, 2016. Royal Bank’s total interest income for the quarter ended September 30, 2017 was $9.0 million compared to $8.5 million for the quarter ended September 30, 2016. The increase in interest income was driven by higher yields earned on average interest-earning assets.  Interest expense was $1.7 million and $1.9 million for the quarters ended September 30, 2017 and September 30, 2016 respectively.

The $567 thousand increase in net income quarter versus quarter was driven by a $702 thousand increase in net interest income, a decrease in the provision for loan and lease losses of $419 thousand and a decrease in non-interest expenses of

$218 thousand. Partially offsetting these positive items was a decrease in non-interest income of $732 thousand.  Merger related expenses of $126 thousand for the quarter ended September 30, 2017 are included in non-interest expenses.

For the nine months ended September 30, 2017 net income was $7.9 million compared to $6.0 million for the nine months ended September 30, 2016.  The $1.9 million increase was primarily attributable to a $2.7 million increase in net interest income and a $474 thousand decrease in the provision for loan and lease losses, which were partially offset by a decline in non-interest income of $887 thousand and an increase of $407 thousand in non-interest expenses.  Merger related expenses of $442 thousand for the nine months ended September 30, 2017 are included in non-interest expenses.

The above amounts reflect the consolidated totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary, with its legal headquarters at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended September 30, 2017, RID reported net income of $26 thousand compared to net income of $179 thousand for the three months ended 2016. The $153 thousand decrease quarter over quarter was mainly related to a reduction in net interest income of $180 thousand, which was partially offset by an increase of $25 thousand in net investment security gains. For the nine months ended September 30, 2017, RID reported net income of $202 thousand compared to net income of $974 thousand for the nine months ended 2016.  The $772 thousand decrease was primarily attributable to a decline in net interest income of $536,000 and a reduction in net investment security gains of $301 thousand.  At September 30, 2017 and December 31, 2016, total assets of RID were $5.7 million and $5.5 million, of which $5.1 million and $4.8 million was held in cash and cash equivalents. Royal Bank previously extended loans to RID, secured by securities and in accordance with the provisions of Regulation W.  At September 30, 2017, no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank.  During 2016 the subordinated debenture was redeemed by Royal Bank.  At September 30, 2017, and December 31, 2016 Royal Preferred LLC had no assets.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.8 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2017 were 3.47%.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Royal Leasing's legal headquarters are at 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business financing leases. Royal Leasing originates the leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual leases in amounts up to $250 thousand. Leases originated in amounts in excess of $250 thousand are held in the portfolio, sold or brokered to other leasing companies.

Business results: At September 30, 2017, total assets of Royal Leasing were $54.4 million and include $54.2 million in net leases.  Total assets were $61.6 million at December 31, 2016.  For the three months ended September 30, 2017, Royal Leasing had net income of $245 thousand compared to $310 thousand for the three months ended September 30, 2016. For the nine months ended September 30, 2017, Royal Leasing had net income of $555 thousand compared to $985 thousand for the nine months ended September 30, 2016. The $430 thousand decrease in net income was primarily attributable to a decrease in net interest income of $329 thousand and a $61 thousand increase in the provision for lease losses.  Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing in accordance with the provisions of Regulation W. At September 30, 2017, the amount due Royal Bank from RBA Leasing was $49.4 million.

Royal Investments America

On June 23, 2003, the Company, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. RIA's legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by the FDIC and Pennsylvania Department of Banking by regulation.

Business results: At September 30, 2017 and December 31, 2016, total assets of RIA were $6.5 million.  For the quarter ended September 30, 2017, RIA had net income of $6 thousand compared to a net loss of $1 thousand for the quarter ended September 30, 2016.  For the nine months ended September 30, 2017, RIA had net income of $13 thousand compared to $431 thousand for the first nine months of 2016.  The $418 thousand decrease in net income for 2017 was predominantly related to gains on the sale of investment securities of $376 thousand recognized during 2016 compared to $0 in 2017.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA in accordance with the provisions of Regulation W. At September 30, 2017, there were no outstanding loans from Royal Bank to RIA.

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

Business results:  CSC recorded a net loss of $1 thousand for the three months ended September 30, 2017 compared to a net loss of $58 thousand for the comparable period in 2016.  For the nine months ended September 30, 2017 net income was $378 thousand compared to a net loss of $262 thousand for the first nine months of 2016.  Net interest income increased $313 thousand year over year as a result of the redemption of a non-accruing tax certificate that took place in the second quarter of 2017.  At September 30, 2017, total assets of CSC were $401 thousand, of which $182 thousand was held in tax liens and $219 thousand was in OREO compared to total assets of $1.4 million, of which $1.2 million was held in tax liens and $225 million was held in OREO at December 31, 2016. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC in accordance with the provisions of Regulation W.  At September 30, 2017, the amount due Royal Bank from CSC was $195 thousand.

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

Business results:  RTL recorded a net loss of $108 thousand for the three months ended September 30, 2017 compared to a net loss of $225 thousand for the comparable period in 2016. The quarter versus quarter improvement of $117 thousand was primarily related to a $104 thousand reduction in net OREO expenses.  For the first nine months of 2017, RTL recorded a net loss of $247 thousand compared to a net loss of $830 thousand for the first nine months of 2016. The year over year improvement of $583 thousand was primarily related to a $480 thousand reduction in net OREO expenses. Included in net OREO expenses were net gains on the sales of OREO properties of $399 thousand for the first nine months of 2017 compared to $6 thousand in net gains on the sales of OREO properties for the first nine months of 2016. Additionally, RTL recorded a credit to the provision for lien losses of $79 thousand during the first nine months of 2017 compared to a provision of $62 thousand for the first nine months of 2016. At September 30, 2017, total assets of RTL were $3.5 million, of which $2.0 million was held in tax liens and $1.5 million was held in OREO as compared to total assets at December 31, 2016 of $7.3 million, of which $2.6 million was held in tax liens and $3.1 million was held in OREO.  Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL in accordance with the provisions of Regulation W.  At September 30, 2017, the amount due Royal Bank from RTL was $304 thousand.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at September 30, 2017 were $809.8 million, a decrease of $22.7 million, or 2.7%, from December 31, 2016.  This decline is mainly attributed to a reduction in investment securities and net loans partially offset by an increase in cash and cash equivalents.

Cash and Cash Equivalents

Total cash and cash equivalents of $25.1 million at September 30, 2017 increased $3.9 million, or 18.3%, from $21.2 million at December 31, 2016.  The increase in cash and cash equivalents was mainly associated with cash flows from investment securities and loan repayments.

Investment Securities

AFS investment securities of $155.5 million at September 30, 2017, declined $14.3 million, or 8.4%, from the level at December 31, 2016.  The decline was primarily due to sales of investment securities and principal payments received.  Incoming cash flows from the investment portfolio were used to payoff FHLB borrowings.  FHLB stock was $2.0 million and $3.2 million at September 30, 2017 and December 31, 2016.

The AFS investment portfolio had a net unrealized gain of $131 thousand at September 30, 2017 compared to a net unrealized loss of $1.1 million at December 31, 2016.  The $1.3 million improvement was primarily attributable to a decrease in net unrealized loss of $958 thousand on U.S. Agency CMOs.

The carrying value and fair value of investment securities available-for-sale (“AFS”) at September 30, 2017 and December 31, 2016 are as follows:

As of September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$2,128	$27	$(5)	$2,150
Mortgage-backed securities-residential	15,693	172	(15)	15,850
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	126,671	771	(920)	126,522
Non-agency	—	—	—	—
Corporate bonds	1,700	13	—	1,713
Municipal bonds	7,453	130	(42)	7,541
Other securities	1,706	—	—	1,706
Common stocks	26	—	—	26
Total available for sale	$155,377	$1,113	$(982)	$155,508

As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
U.S. government agencies	$988	$—	$(22)	$966
Mortgage-backed securities-residential	6,985	70	(17)	7,038
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	146,666	1,022	(2,129)	145,559
Non-agency	4,121	—	(86)	4,035
Corporate bonds	1,700	1	—	1,701
Municipal bonds	8,691	92	(75)	8,708
Other securities	1,821	—	—	1,821
Common stocks	26	—	—	26
Total available for sale	$170,998	$1,185	$(2,329)	$169,854

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

Loans and Leases

We originate loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. We have a concentration of credit risk in commercial real estate and construction and land development loans at September 30, 2017. The loans receivable portfolio is segmented into commercial loans, construction and development loans, residential loans, leases, tax certificates, and consumer loans. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The construction and development loan segment consists of the following classes: residential construction and commercial construction loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and/or constructing a commercial structure. The residential loan segment consists of the following classes: one- to four-family first lien residential mortgage loans, home equity lines of credit, and home equity loans. We classify our leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between our gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method. The tax certificate segment includes delinquent property tax certificates that have been acquired through public auctions in various jurisdictions. The tax certificates assume a lien position that is generally superior to any mortgage liens that are on the property and have certain foreclosure rights as defined by state law. The tax certificates are predominantly in New Jersey. We ceased acquiring new tax certificates in 2010. Consumer loans includes cash secured and unsecured loans and lines of credit.

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

Total loans and leases of $594.6 million decreased $7.4 million, or 1.2%, from the level at December 31, 2016.  The following table represents balances by type for loans and leases held for investment (“LHFI”):

	September 30,	December 31,
(In thousands)	2017	2016
Commercial real estate	$256,452	$261,561
Construction and land development	78,389	83,369
Commercial and industrial	110,861	108,146
Multi-family	33,751	23,389
Residential real estate	55,643	56,899
Leases	55,270	61,838
Tax certificates	1,290	3,705
Consumer	2,909	3,102
Total loans, net of unearned income	$594,565	$602,009

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

 Non-accrual Loans

The composition of non-accrual loans is as follows:

	As of September 30, 2017		As of December 31, 2016
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves
Non-accrual loans
Commercial real estate	$1,480	$—	$885	$3
Construction and land development	128	—	144	—
Commercial and industrial	650	—	652	—
Residential real estate	511	15	570	17
Leases	1,844	225	1,849	340
Tax certificates	469	—	1,907	8
Total non-accrual loans	$5,082	$240	$6,007	$368

Non-accrual loan activity for the third quarter of 2017 is set forth below:

	For the nine months ended September 30, 2017
			Payments
	Beginning		and other		Transfers to	Ending
(In thousands)	balance	Additions	decreases	Charge-offs	OREO	balance
Non-accrual loans held for investment
Commercial real estate	$885	$1,638	$(984)	$(59)	$—	$1,480
Construction and land development	144	—	(16)	—	—	128
Commercial and industrial	652	401	(383)	(20)	—	650
Residential real estate	570	—	(51)	(8)	—	511
Leases	1,849	1,188	(74)	(1,119)	—	1,844
Tax certificates	1,907	13	(1,384)	(23)	(44)	469
Total non-accrual LHFI	$6,007	$3,240	$(2,892)	$(1,229)	$(44)	$5,082
Non-accrual loans held for sale
Commercial and industrial	$—	$205	$(205)	$—	$—	$—
Total non-accrual LHFS	$—	$205	$(205)	$—	$—	$—
Total non-accrual loans	$6,007	$3,445	$(3,097)	$(1,229)	$(44)	$5,082

Total non-accrual loans at September 30, 2017 were $5.1 million compared to $6.0 million at December 31, 2016.  The decrease of $925 thousand was the result of additions of $3.4 million, which were offset by $1.2 million in charge-offs, mostly related to the leasing subsidiary, a $3.1 million reduction in existing non-accrual loan balances through payments, sales and payoffs, and $44 thousand in transfers to OREO. Included in the amounts for non-accrual additions and payments was a $205 thousand loan that was transferred from LHFI to LHFS during the first quarter of 2017 and sold in the second quarter of 2017. During the first quarter of 2017, one commercial real estate loan with a carrying amount of $486 thousand became non-accrual because it was past its maturity date.  As a result of an impairment analysis this loan required a specific reserve of $25 thousand which was subsequently charged off during the second quarter and sold in the third quarter. During the third quarter, one commercial real estate loan with a carrying amount of $1.2 million became non-accrual as it became 90 days past due for its payment as a result of recent cash flow problems. Four loans comprise the additions of $401 thousand in commercial and industrial non-accrual loans. The remainder of the additions to non-accrual loans were mainly in the lease portfolio.

Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired Loans

We identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans include TDRs. For all classes of loans receivable, with the exception of tax certificates, the accrual of interest income is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.  We recognize income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we do not recognize interest income. If interest had accrued on non-accrual loans, such income would have been approximately $109 thousand and $335 thousand for the three and nine months ended September 30, 2017 and $135 thousand and $450 thousand for the three and nine months ended September 30, 2016, respectively.  At September 30, 2017, we did not have any loans past due 90 days or more on which interest continues to accrue.

The following is a summary of information pertaining to impaired loans and leases:

	September 30,	December 31,
(In thousands)	2017	2016
Impaired loans and leases with a valuation allowance	$1,528	$2,509
Impaired loans without a valuation allowance	3,735	4,446
Total impaired loans and leases	$5,263	$6,955
Valuation allowance related to impaired loans	$240	$368

	For the nine months ended
	September 30,
(In thousands)	2017	2016
Average investment in impaired loans and leases	$5,865	$6,332
Interest income recognized on impaired loans and leases	$82	$85
Interest income recognized on a cash basis on impaired loans and leases	$—	$—

Troubled Debt Restructurings

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.  At September 30, 2017, we had five TDRs, with a total carrying value of $1.8 million. Our policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

	As of September 30, 2017
			Non-
	Number of	Accrual	Accrual
(In thousands)	loans	Status	Status	Total TDRs
Commercial real estate	1	$15	$—	$15
Construction and land development	1	—	128	128
Commercial and industrial	2	1,396	160	1,556
Residential real estate	1	80	—	80
Total	5	$1,491	$288	$1,779

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

The amount of the allowance is reviewed and approved by the CFO, CLO, and UCAO on a quarterly basis. Management believes that the allowance at September 30, 2017 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Balance at period beginning	$10,262	$10,008	$10,420	$9,689
Charge-offs
Commercial real estate	—	(7)	(79)	(84)
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	(108)
Multi-family	—	—	—	—
Residential real estate	—	—	(8)	(40)
Leases	(322)	(310)	(1,119)	(757)
Tax certificates	(15)	(108)	(23)	(139)
Total charge-offs	(337)	(425)	(1,229)	(1,128)
Recoveries
Commercial real estate	—	17	—	201
Construction and land development	—	15	351	273
Commercial and industrial	—	32	—	159
Multi-family	—	—	—	—
Residential real estate	6	4	21	23
Leases	33	18	47	35
Tax certificates	—	6	—	14
Consumer	—	1	—	1
Total recoveries	39	93	419	706
Net (charge-offs) recoveries	(298)	(332)	(810)	(422)
Provision for loan and lease losses	159	578	513	987
Balance at period end	$10,123	$10,254	$10,123	$10,254

An analysis of the allowance by loan type is set forth below:

	At September 30, 2017		At December 31, 2016
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial real estate	$3,154	43.1%	$3,295	43.4%
Construction and land development	2,009	13.2%	2,294	13.8%
Commercial and industrial	1,326	18.6%	1,346	18.0%
Multi-family	387	5.7%	263	3.9%
Residential real estate	624	9.4%	656	9.5%
Leases	2,445	9.3%	2,295	10.3%
Tax certificates	136	0.2%	242	0.6%
Consumer	42	0.5%	29	0.5%
Total allowance	$10,123	100.0%	$10,420	100.0%

The allowance decreased $297 thousand from $10.4 million at December 31, 2016 to $10.1 million at September 30, 2017. The decrease in the allowance was primarily attributable to an improvement in the historical loss factors, which was partially offset by net charge-offs of $810 thousand during the first nine months of 2017.   The required provision for loan and lease losses was $159 thousand for the third quarter of 2017 compared to $578 thousand for the third quarter of 2016. For the nine months ended September 30, 2017 the required provision was $513 thousand compared to $987 thousand for the first nine months of 2016. Net charge-offs for the leasing portfolio were $1.1 million during the first nine months of 2017 compared to $722 thousand for the first nine months of 2016. The allowance was 1.70% of total loans and leases at September 30, 2017 compared to 1.73% at December 31, 2016.

Other Real Estate Owned

At September 30, 2017, OREO was comprised of 23 real estate properties acquired through foreclosure related to tax liens.  Set forth below are tables which detail the changes in OREO from January 1, 2017 to September 30, 2017.

	For the nine months ended September 30, 2017
(In thousands)	Loans	Tax Liens	Total
Beginning balance	$236	$3,300	$3,536
Net proceeds from sales	(214)	(1,911)	(2,125)
Net gains on sales	5	399	404
Transfers in	—	44	44
Cash additions	—	35	35
Impairment charge	(27)	(187)	(214)
Ending balance	$—	$1,680	$1,680

At September 30, 2017, OREO was comprised of $1.7 million related to 23 properties acquired through foreclosure related to tax liens.  During 2017, we sold a single family home with a value of $28 thousand. We received net proceeds in the amount of $33 thousand and recorded a net gain of $5 thousand. In the third quarter we sold land with a value of $181 thousand and recorded no gain.

During the first nine months of 2017, we transferred tax liens of $44 thousand to OREO which represented one property and added $35 thousand in lien redemptions on existing properties. During the same period we sold 19 tax lien properties, received proceeds of $1.9 million, and recorded net gains of $399 thousand as a result of these sales. Additionally, we recorded impairment charges of $22 thousand and $187 thousand during the three and nine months ended September 30, 2017 related to the tax lien properties, respectively.  At December 31, 2016, OREO assets acquired through the tax lien portfolio were $3.3 million and were comprised of 41 properties.

Non-performing Assets

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	At September 30,	At December 31,
(Amounts in thousands)	2017	2016
Non-accrual loans	$4,613	$4,100
Non-accrual tax certificates	469	1,907
Total non-accrual loans (1)	5,082	6,007
Other real estate owned-loans	—	236
Other real estate owned-tax certificates	1,680	3,300
Total other real estate owned	1,680	3,536
Total non-performing assets	$6,762	$9,543

Non-performing assets to total assets	0.84%	1.15%
Total non-accrual loans to total loans	0.85%	1.00%
ALLL to total non-accrual loans	199.18%	173.46%
ALLL to total loans	1.70%	1.73%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

Deposits

Total deposits, our primary source of funds, were $627.1 million at September 30, 2017 and decreased $2.4 million, or 0.4%, from $629.5 million at December 31, 2016.  Brokered deposits increased $23.8 million. Demand deposits, interest checking, money market accounts, savings accounts and certificates of deposit declined $783 thousand, $2.4 million, $13.8 million, $3.4 million, and $6.0 million, respectively. During the first nine months of 2017, we increased our short-term brokered CDs through Promontory Interfinancial Network’s CDARS program.  The short-term CDARS deposits were less costly then FHLB borrowings.

The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2017	2016
Non-interest bearing checking	$97,076	$97,859
Interest checking	45,453	47,835
Money Market	151,546	165,305
Savings	81,814	85,170
Certificates of deposit ($250 and over)	22,792	19,520
Certificates of deposit (less than $250)	183,074	192,368
Brokered deposits	45,311	21,489
Total deposits	$627,066	$629,546

Borrowings

Total borrowings, which include trust preferred securities, decreased $29.0 million from $129.8 million at December 31, 2016 to $100.8 million at September 30, 2017.  Our $15.0 million interest rate swap that was tied to a maturing FHLB advance became effective in June 2016. We will continue to roll over the $15.0 million FHLB advance every 90–days through the swap expiration of June 2021. Short-term borrowing rates and the subordinated debt rate for the second quarter of 2017 were directly impacted by the Federal Reserve Bank’s rate increases in December 2016, March 2017, and June 2017.

Shareholders’ Equity

Shareholders’ equity attributable to the Company was $59.9 million at September 30, 2017 and increased $8.2 million, or 15.9%, from December 31, 2016.  During the first nine months of 2017, we recorded net income of $7.1 million and an improvement in accumulated other comprehensive loss of $939 thousand. The improvement in accumulated other comprehensive loss was mostly related to an increase in the valuation of the investment portfolio.

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

In July 2013, the federal bank regulatory agencies adopted the final reforms on capital and liquidity generally referred to as “Basel III”, which were published by the Basel Committee on Banking Supervision and the Financial Stability Board. The agencies view the new capital requirements as a better reflection of banking organizations’ risk profiles, thereby improving the overall resiliency of the banking system. The rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement or “CET1”, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital.  Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity requirements.  Under the rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of CET1 above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.   The new minimum capital requirements became effective on January 1, 2015.  The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. Effective January 1, 2019 the capital conservation buffer will effectively raise the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.0%.  Management believes that as of September 30, 2017, the Company and Royal Bank would meet all capital adequacy requirements under the Basel III rules on a fully phased in basis as if all such requirements were currently in effect.

At September 30, 2017 and December 31, 2016, the Company and Royal Bank exceeded the minimum capital adequacy requirements of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  Royal Bank also met the criteria for a well-capitalized institution. Management believes that, under current regulations, we will continue to meet the minimum capital requirements in the foreseeable future.

The table below sets forth Royal Bank’s capital ratios:

	Actual**		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2017	$86,153	13.955%	$57,106	9.250%	$61,736	10.000%
At December 31, 2016	$78,298	12.405%	$54,437	8.625%	$63,115	10.000%
Tier 1 capital (to risk-weighted assets)
At September 30, 2017	$78,334	12.689%	$44,759	7.250%	$49,389	8.000%
At December 31, 2016	$70,305	11.139%	$41,814	6.625%	$50,492	8.000%
Tier 1 capital (to average assets, leverage)
At September 30, 2017	$78,334	9.826%	$31,889	4.000%	$39,861	5.000%
At December 31, 2016	$70,305	8.750%	$32,139	4.000%	$40,173	5.000%
Common equity Tier 1 (to risk-weighted assets)
At September 30, 2017	$77,606	12.571%	$35,498	5.750%	$40,128	6.500%
At December 31, 2016	$69,681	11.040%	$32,347	5.125%	$41,025	6.500%

*    Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

** Tax lien revenues recognized on accrual basis in accordance with U.S. GAAP.

The table below sets forth the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under the Federal Reserve's regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio*	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2017	$91,246	14.761%	$57,181	9.250%	$61,817	10.000%
At December 31, 2016	$84,056	13.302%	$54,503	8.625%	$63,192	10.000%
Tier 1 capital (to risk-weighted assets)
At September 30, 2017	$78,139	12.640%	$44,817	7.250%	$37,090	6.000%
At December 31, 2016	$68,326	10.812%	$41,865	6.625%	$37,915	6.000%
Tier 1 capital (to average assets, leverage)
At September 30, 2017	$78,139	9.793%	$31,918	4.000%	N/A	N/A
At December 31, 2016	$68,326	8.488%	$32,199	4.000%	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)
At September 30, 2017	$57,789	9.348%	$35,545	5.750%	N/A	N/A
At December 31, 2016	$50,502	7.992%	$32,386	5.125%	N/A	N/A

*    Ratios related to risk-weighted assets include the capital conservation buffer of 1.25%.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet our financial commitments as they become due.  In managing our liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet our short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities.  Our policy is to maintain a liquidity ratio equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  At September 30, 2017, our liquidity ratios were more than four times the policy minimums.

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

The following table summarizes re-pricing intervals for interest-earning assets and interest-bearing liabilities as of September 30, 2017, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At September 30, 2017, we were in a liability sensitive position of $30.9 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.  The Company has exposure to rising rates as $167.9 million in assets re-price after five years.

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets (1)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-earning deposits in banks	$13.3	$—	$—	$—	$11.8	$25.1
Investment securities AFS	9.1	25.6	78.9	41.5	0.4	155.5
Loans: (2)
Fixed rate	34.7	48.9	225.4	126.4	(10.1)	425.3
Variable rate	155.1	4.0	—	—	—	159.1
Total loans (including loans held for sale)	189.8	52.9	225.4	126.4	(10.1)	584.4
Other assets (3)	—	21.0	—	—	23.8	44.8
Total Assets	$212.2	$99.5	$304.3	$167.9	$25.9	$809.8
Liabilities & Capital
Deposits:
Non-interest bearing deposits	$—	$—	$—	$—	$97.1	$97.1
Interest-bearing deposits	30.5	91.5	156.8	—	—	278.8
Certificates of deposit	70.9	63.9	115.5	0.9	—	251.2
Total deposits	101.4	155.4	272.3	0.9	97.1	627.1
Borrowings	40.8	45.0	15.0	—	—	100.8
Other liabilities	—	—	—	—	21.3	21.3
Capital	—	—	—	—	60.6	60.6
Total liabilities & capital	$142.2	$200.4	$287.3	$0.9	$179.0	$809.8
Net interest rate GAP	$70.0	$(100.9)	$17.0	$167.0	$(153.1)
Cumulative interest rate GAP	$70.0	$(30.9)	$(13.9)	$153.1
GAP to total assets	9%	(12)%
GAP to total equity	116%	(167)%
Cumulative GAP to total assets	9%	(4)%
Cumulative GAP to total equity	116%	(51)%

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

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At September 30, 2017, floating rate loans with floors and without floors were $135.4 million and $24.5 million, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2016, that the Company’s disclosure controls and procedures were effective at September 30, 2017.

(b)     Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 30, 2017, the Company and Bryn Mawr Bank Corporation, (“BMBC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into BMBC, with BMBC being the surviving corporation (the “Merger”).  As previously disclosed, on April 11, 2017, a Company shareholder filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against members of the Company’s board of directors, BMBC and the Company. The lawsuit, captioned Parshall v. Royal Bancshares of Pennsylvania, Inc., et al., Case No. 2:17-cv-01641-PBT, alleged class claims on behalf of all Company shareholders based on allegations of material misstatements and omissions in the proxy statement/prospectus for the Merger and violations of the Securities Exchange Act of 1934. On May 16, 2017, prior to the special meeting of the Company's shareholders held on May 24, 2017 to consider and vote on the Merger Agreement, the Company filed a Current Report on Form 8-K that included certain supplemental disclosures, which the plaintiff believed addressed and mooted his claims regarding the sufficiency of the disclosure included in the proxy statement/prospectus. Accordingly, on September 28, 2017, the parties executed and filed with the court a stipulation dismissing the action with prejudice as to the plaintiff individually with the court retaining jurisdiction solely for the purpose of adjudicating, if necessary, a fee and expense motion by plaintiff.

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
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 9, 2017.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 9, 2017.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by F. Kevin Tylus, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 9, 2017.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael S. Thompson, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 9, 2017.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC

(Registrant)

Dated: November 9, 2017

/s/ Michael S. Thompson

Michael S. Thompson

Principal Financial and Accounting Officer